Form 10-Q
period 1995-01-07
DIANA CORP
filed 1995-02-21
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended           January 7, 1995

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to

Commission file number                        1-5486


                           THE DIANA CORPORATION
          (Exact name of registrant as specified in its charter)


             Delaware                                 36-2448698
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


     8200 W. Brown Deer Road, Suite 200, Milwaukee, Wisconsin      53223
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code      (414) 355-0037


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            X  Yes   ___ No


     At January 31, 1995, the registrant had issued and outstanding an aggregate of 3,914,837 shares of its common stock.

                  THE DIANA CORPORATION AND SUBSIDIARIES

                             FORM 10-Q INDEX



                                                                  Page
     Part I.  Financial Information

          Item 1.   Financial Statements

                    Condensed Consolidated Balance Sheets           1

                    Condensed Consolidated Statements of
                    Operations                                      2

                    Condensed Consolidated Statements of
                    Cash Flows                                      4

                    Notes to Condensed Consolidated Financial
                    Statements                                      5

          Item 2.   Management's Discussion and Analysis of
                    Financial Condition and Results of
                    Operations                                      7


     Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K               12

          Signatures                                               13


                                    (i)

                      PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                  The Diana Corporation and Subsidiaries
                   Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                   January 7,    April 2,
                                                     1995          1994
                                                  -----------   ----------
                                                   (Unaudited)

                                  ASSETS
Current assets
  Cash and cash equivalents                       $  2,459      $  1,661
  Restricted short-term investments                    300           630
  Marketable securities                              6,554        11,254
  Receivables                                       16,135        15,310
  Inventories                                       12,698        15,441
  Other current assets                                 622           336
                                                    ------        ------
    Total current assets                            38,768        44,632

Other assets                                           965         1,157
Property and equipment                               3,702         3,881
Intangible assets                                    4,249         4,373
                                                    ------        ------
                                                  $ 47,684      $ 54,043
                                                    ======        ======

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings                           $    ---      $  2,144
  Accounts payable                                  14,159        11,637
  Accrued liabilities                                1,509         1,072
  Current portion of long-term debt                  1,372         3,572
                                                    ------        ------
    Total current liabilities                       17,040        18,425

Long-term debt                                       8,036        10,539
Net liabilities of unconsolidated subsidiary           720         3,615
Other liabilities                                    1,010           977
Minority interest                                      ---         1,635
Commitments and contingencies

Shareholders' equity:
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        4,810         4,638
  Additional paid-in capital                        48,548        46,241
  Accumulated deficit                              (27,429)      (25,449)
  Unrealized loss on marketable securities            (313)         (412)
  Treasury stock                                    (4,738)       (6,166)
                                                    ------        ------
    Total shareholders' equity                      20,878        18,852
                                                    ------        ------
                                                  $ 47,684      $ 54,043
                                                    ======        ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In thousands, except per share amounts)

                                                       12 Weeks Ended
                                                 January 7,      January 8,
                                                    1995            1994
                                                 ----------      ----------

Net sales                                        $ 55,159        $ 56,695
Other income                                          136           1,287
                                                   ------          ------
                                                   55,295          57,982

Cost of sales                                      52,274          54,034
Selling and administrative expenses                 2,338           2,286
                                                   ------          ------

Operating income                                      683           1,662

Interest expense                                     (193)           (287)
Income tax credit (expense)                           (26)            400
Minority interest                                     ---             (70)
Equity in earnings (loss) of
  unconsolidated subsidiaries                         (72)             41
                                                   ------          ------
Net earnings                                     $    392        $  1,746
                                                   ======          ======
Earnings per common share                        $    .10        $    .48
                                                   ======          ======
Weighted average number of common shares
  outstanding                                       4,075           3,629
                                                   ======          ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In thousands, except per share amounts)

                                                      40 Weeks Ended
                                                 January 7,       January 8,
                                                    1995            1994
                                                 ----------      ----------
Net sales                                        $186,163        $184,832
Other income (loss)                                  (584)          2,260
                                                  -------         -------
                                                  185,579         187,092

Cost of sales                                     176,980         176,760
Selling and administrative expenses                 7,749           6,636
                                                  -------         -------
Operating income                                      850           3,696

Interest expense                                     (777)           (916)
Non-operating income (expense)                         68          (1,500)
Income tax credit (expense)                           (26)            400
Minority interest                                     (44)           (207)
Equity in earnings (loss) of
  unconsolidated subsidiaries                         (42)            108
                                                  -------         -------
Earnings before accounting change                      29           1,581

Cumulative effect of accounting change                ---             262
                                                  -------         -------
Net earnings                                     $     29        $  1,843
                                                  =======         =======
Earnings per common share:
  Earnings before accounting change              $    .01        $    .44
  Cumulative effect of accounting change              .00             .07
                                                  -------         -------
Net earnings                                     $    .01        $    .51
                                                  =======         =======
Weighted average number of common
  shares outstanding                                3,999           3,629
                                                  =======         =======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                          (Dollars in Thousands)

                                                      40 Weeks Ended
                                                  January 7,     January 8,
                                                     1995           1994
                                                  ----------     ----------
Operating Activities:
  Earnings before accounting change                $    29        $ 1,581
  Reconciliation of earnings before
   accounting change to net cash provided
   by operating activities:
    Loss (gain) on sales of marketable
      securities                                     1,227           (324)
    Depreciation and amortization                      865            806
    Provision for deferred compensation                292            216
    Non-operating expense                              ---          1,500
    Minority interest                                   44            207
    Equity in (earnings) loss of
      unconsolidated subsidiaries                       42           (108)
    Payments of deferred compensation                 (111)          (310)
    Changes in operating assets and liabilities      4,614            372
                                                    ------         ------
Net cash provided by operating activities            7,002          3,940

Investing activities:
  Additions to property and equipment                 (320)          (320)
  Proceeds from notes receivable                       ---            169
  Purchases of marketable securities                (5,647)       (16,430)
  Sales of marketable securities                     9,276         15,552
  Acquisition of Hollis, net of cash acquired          ---         (1,983)
  Other                                                142             15
                                                   -------         ------
Net cash provided (used) by investing activities     3,451         (2,997)

Financing activities:
  Changes in short-term borrowings                  (2,144)         1,364
  Payments on long-term debt                        (4,689)        (3,380)
  Payment toward bond settlement                    (2,822)           ---
  Other                                                ---            (57)
                                                    ------         ------
Net cash used by financing activities               (9,655)        (2,073)
                                                    ------         ------
Increase (decrease) in cash and cash equivalents       798         (1,130)

Cash and cash equivalents at the
  beginning of the period                            1,661          2,820
                                                    ------         ------
Cash and cash equivalents at the end
  of the period                                    $ 2,459        $ 1,690
                                                    ======         ======
Non-cash transactions:
  Purchase of minority interest
   with common stock                               $ 1,895        $   ---
  Purchase of property and equipment financed
   by seller                                           ---            320
  Reduction of net liabilities of
   unconsolidated subsidiary                           ---            655


See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                             January 7, 1995
                               (Unaudited)


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the forty weeks ended January 7, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended April 1, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 2, 1994.

     Earnings per common share have been computed based upon the weighted average common shares outstanding and dilutive common stock equivalents (stock options).


NOTE 2 - Commitments and Contingencies

     In connection with the sale in fiscal 1985 of substantially all of the assets of Diana's wholesale food business, the buyer assumed certain indebtedness of Diana, which terminates in fiscal 1998, for which Diana remains primarily liable. Such indebtedness aggregated approximately $469,000 at January 7, 1995. The buyer has pledged letters of credit for the benefit of the trustee of the indebtedness as collateral for this indebtedness.

     C&L participates in an equipment leasing arrangement. C&L is subject to a future subscription obligation relating to the equipment lease for approximately $525,000 at January 7, 1995, if income from the underlying lease is insufficient to fund future operations of the arrangement. The lease for equipment expires in January 1999. The sellers have indemnified the Company with respect to any future subscription obligations.

                The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                               (Continued)



NOTE 3 - Related Party Transactions

     At January 7, 1995 and April 2, 1994, other assets includes a receivable of $358,000 and $387,000, respectively, from the sellers of C&L. Pursuant to the Stock Purchase Agreement executed in connection with the acquisition of C&L, the sellers are to reimburse the Company for any of the Company's net operating losses used to offset taxable income generated by certain investments owned by C&L. The receivable represents 34% of the initial excess of the financial reporting basis over the income tax basis of such investments less amounts collected for use of net operating losses in fiscal 1993 and 1994. The sellers are currently employed as officers by C&L.

     Effective June 1994, the Company acquired the remaining 20% of C&L's common stock from its minority shareholders in exchange for 265,262 shares (adjusted for the 5% stock dividend paid in July 1994) of the Company's common stock. The pro forma results of operations for the forty weeks ended January 7, 1995 and January 8, 1994 assuming that this transaction had occurred at the beginning of these periods are as follows (in thousands, except per share amounts):

                                             January 7,     January 8,
                                                1995           1994
                                             ----------     ----------

   Earnings before accounting change           $   73         $1,788
                                               ======         ======
   Earnings per share before accounting
     change                                    $  .02         $  .46
                                               ======         ======

     This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.


NOTE  4 - Other

     On December 31, 1994, the option granted on August 26, 1994 by the Company and Entree Corporation to G. Michael Coggins, President of Atlanta Provision Company, Inc. ("APC"), to purchase all of the Common and Preferred Stock of APC expired unexercised.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following is a summary of sales for the third quarter and year-to-date of fiscal 1995 and 1994, including sales by significant product line for APC (in thousands):

                                    Third Quarter         Year-To-Date
                                    -------------         ------------
                                   1995      1994        1995       1994
                                   ----      ----        ----       ----
          C&L                    $  7,927  $  7,646   $  27,705  $  19,928

          Beef                     22,512    24,869      79,410     89,882
          Pork                      8,790     9,110      31,450     30,932
          Other                    15,930    15,070      47,598     44,090
                                   ------    ------     -------    -------
            APC Total              47,232    49,049     158,458    164,904
                                   ------    ------     -------    -------
                                 $ 55,159  $ 56,695   $ 186,163  $ 184,832
                                   ======    ======     =======    =======

     For the twelve weeks ended January 7, 1995, net sales decreased $1,536,000 or 2.7% from fiscal 1994 third quarter net sales. C&L's net sales increased $281,000 or 3.7% over fiscal 1994 third quarter net sales primarily due to sales of products used in digital networks for integrated voice and data communication systems. APC's overall volume (based on tonnage) during this period increased by .2%, however, net sales decreased $1,817,000 or 3.7% from fiscal 1994 third quarter net sales. The average sales price per pound decreased from $1.17 per pound in fiscal 1994 to $1.12 per pound in fiscal 1995. This decrease in average sales price per pound is primarily due to sales price decreases in beef and pork because of excess product availability in these markets. The decreases in beef and pork sales in the third quarter are primarily attributable to reduced average sales price per pound.

     For the forty weeks ended January 7, 1995, net sales increased $1,331,000 or .7% over fiscal 1994 sales for the same period of time. C&L's fiscal 1995 year-to-date sales increased $7,777,000 or 39% from fiscal 1994. The increase in C&L's year-to-date sales is attributable to increased sales of call controllers (see discussion in the following paragraph) and products used in digital networks for integrated voice and data communications systems. APC's overall volume (based on tonnage) during this period increased by .6%, however, net sales decreased by $6,446,000 or 3.9% from fiscal 1994 sales for the same period of time. The average sales price per pound during the forty weeks ended January 7, 1995 decreased from $1.22 in fiscal 1994 to $1.16 in fiscal 1995. The reason for the decrease in the average sales price per pound is the same as the third quarter decrease above. The year-to-date decrease in beef sales is primarily attributable to reduced average sales price per pound and to a lesser extent decreased volume.

     During the second quarter of fiscal 1995 C&L completed the sale of call controllers pursuant to a purchase commitment made by a customer in fiscal 1994. This order resulted in call controller sales of $3,648,000 for the forty weeks ended January 7, 1995. Sales attributable to this order significantly impacted the increase in C&L's year-to-date call controller sales and total year-to-date sales over the prior year results. The Company does not anticipate that the percentage increase in C&L's sales for the forty weeks ended January 7, 1995 will be maintained for the balance of fiscal 1995.

     Other income decreased $1,151,000 or 89.4% and $2,844,000 or 125.8%, respectively, for the twelve and forty weeks ended January 7, 1995. The decreases are attributable to lower interest income from marketable securities and losses incurred on the disposition of marketable securities. The increase in interest rates adversely impacted Diana's marketable securities which prior to the end of the second quarter of fiscal 1995 consisted primarily of investments in corporate debt obligations. Consequently, Diana's corporate office has reduced its investment in these securities resulting in reduced interest income and losses on investments that were sold. In addition, during the third quarter of fiscal year 1994, Diana recorded $733,000 of interest income resulting from the refund of federal income taxes of $400,000 (shown separately as an income tax credit) paid in a prior year.

     For the twelve weeks ended January 7, 1995, gross profit increased $224,000 or 8.4% from the same period in fiscal 1994. On a consolidated basis, gross profit as a percentage of net sales was 5.2% in the third quarter of fiscal 1995 as compared to 4.7% in the third quarter of fiscal 1994. The increase in the gross profit percentage is primarily attributable to an increase in C&L's higher gross profit sales as a percentage of total sales (14.4% of fiscal 1995 net sales compared to 13.5% of net sales in fiscal 1994). C&L's gross profit as a percentage of its net sales was 20.8% in the third quarter of fiscal 1995 as compared to 19.3% in fiscal 1994. The increase in C&L's gross profit percentage is due to an increase in the gross profit percentage from the sales of call controllers. APC's gross profit as a percentage of its net sales was 2.6% in the third quarter of fiscal 1995, as compared to 2.4% in fiscal 1994. For the twelve weeks ended January 7, 1995, gross profit and the gross profit percentage as compared to the corresponding period in fiscal 1994 increased primarily due to lower product costs. The decrease in product costs was offset somewhat by increased transportation and warehouse costs and inventory losses due to inefficiencies in APC's warehouse and transportation operations (see discussion below).

     For the forty weeks ended January 7, 1995, gross profit increased $1,111,000 or 13.8% from the same period in fiscal 1994. On a consolidated basis, year-to-date gross profit as a percentage of net sales was 4.9% in fiscal 1995 as compared to 4.4% in fiscal 1994. The increase in the gross profit percentage is primarily attributable to an increase of C&L's higher gross profit sales as a percentage of total sales (14.9% of fiscal 1995 net sales compared to 10.8% of net sales in fiscal 1994). C&L's gross profit as a percentage of its net sales was 19.7% for the forty weeks ended January 7, 1995 as compared to 20.7% for the same period of time in fiscal 1994. The decrease in C&L's gross profit percentage is due to a lower gross profit percentage achieved on the large call controller sale discussed above and to an increasingly competitive market for products used in digital networks for integrated voice and data communications systems. APC's gross profit as a percentage of its net sales for the forty weeks ended January 7, 1995 was 2.4%, unchanged from the same period of time in fiscal 1994.

     For the twelve weeks ended January 7, 1995, selling and administrative expenses increased $52,000 or 2.3% over the same period in fiscal 1994. Selling and administrative expenses as a percentage of net sales were 4.2% for the twelve weeks ended January 7, 1995 as compared to 4% for the same period in fiscal 1994. Selling and administrative expenses have increased because of increased selling and advertising expenses incurred by C&L to penetrate new and existing markets. C&L is incurring additional expenses to add non-domestic customers with an initial emphasis in Mexico.

     For the forty weeks ended January 7, 1995, selling and administrative expenses increased $1,113,000 or 16.8% over the same period in fiscal 1994. Selling and administrative expenses as a percentage of net sales were 4.2% for the forty weeks ended January 7, 1995 as compared to 3.6% for the same period in fiscal 1994. The increase in selling and administrative expenses is attributable to the same factors discussed above.

     For the twelve and forty weeks ended January 7, 1995, interest expense decreased $94,000 or 32.8% and $139,000 or 15.2%, respectively, over the same periods in fiscal 1994. The decreases are primarily attributable to a reduction in short term borrowings by Diana's corporate office. Short term borrowings were eliminated during the second quarter of fiscal 1995 because of the reduction of marketable securities discussed above.

     For the forty weeks ended January 7, 1995 non-operating income consisted of a settlement payment of $233,000 received pursuant to a court order partially offset by a non-operating expense of $165,000 representing a charge related to the settlement of a discrimination suit brought by a former employee of one of the Company's subsidiaries. For the forty weeks ended January 8, 1994 the non-operating expense of $1,500,000 was an increase in the reserve for the bond litigation which was settled in March 1994. This charge was subsequently reversed in the fourth quarter of fiscal 1994 because of the settlement of the litigation.

     As further discussed in Note 3 to the Condensed Consolidated Financial Statements, the decrease in minority interest is attributable to the Company's acquisition of the remaining 20% of C&L's common stock from its minority shareholders.

     For the twelve and forty weeks ended January 7, 1995, equity in earnings
(loss) of unconsolidated subsidiaries decreased $113,000 and $150,000, respectively, from the same periods in fiscal 1994. The primary reason for the decrease is due to lower earnings from APC's subsidiary.

     APC began to incur inefficiencies in its warehouse and transportation operations in the third quarter of fiscal 1994. These inefficiencies resulted primarily in increased warehouse and transportation payroll expenses which exceeded prior years and budgeted amounts in both fiscal 1994 and 1995. These increased expenses adversely impacted APC's fiscal 1995 results as compared to fiscal 1994. In the first quarter of fiscal 1995, APC engaged a management consulting firm to examine, evaluate and assist in restructuring its operations. In addition, APC has made management changes and has implemented new procedures in an attempt to improve its warehouse and transportation operations. APC is incurring additional expenses in fiscal 1995 resulting from the consulting services, in addition to increased warehouse and transportation payroll expenses and inventory losses resulting from a continuation of the operating inefficiencies. Management has not determined how long the Company's results of operations will be adversely impacted by this situation.

     During the latter part of fiscal 1995's third quarter, APC obtained a significant, new customer. APC will service the Southeastern region of this national warehouse club. This new customer will generate a significant amount of volume at margins that are lower than APC's average historical margins. Initially, the addition of this new business has increased the operational inefficiencies discussed above. After the resolution of these operational inefficiencies, APC should be able to service this customer at a lower average cost than its other customers because of efficiencies that should result from shipping large volumes of product. Due to the addition of this new customer and the limits on APC's ability to efficiently service certain customers, APC is reviewing and evaluating the service requirements and profitability of these customers to identify less profitable business that can be discontinued.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's working capital was $21,728,000 at January 7, 1995 as compared to $26,207,000 at April 2, 1994. The decrease in working capital of $4,479,000 is primarily attributable to payments of $2,822,000 made by the Company pursuant to the settlement of the Ossmann suit, losses incurred on the Company's marketable securities and a reduction in C&L's borrowings under its Loan and Security Agreement. The Company reported cash flow from operating activities of $7,002,000 during the forty weeks ended January 7, 1995, as compared to a cash flow of $3,940,000 during the comparable period in fiscal 1994. The primary reason for the improved cash flow is due to the collection in fiscal 1995 by Diana's corporate office of a receivable from the Internal Revenue Service recorded during the third quarter of fiscal 1994 for a tax refund and interest thereon (discussed above) and better management of inventory through a reduction in inventory levels and increased inventory turnover by both C&L and APC.

     Receivables have increased primarily because of an increase in APC's receivables resulting from business obtained from the new customer discussed above. Accounts payable have increased primarily because of an increase in APC's accounts payable resulting from better terms obtained by APC from certain of its suppliers. APC's inventory has not reflected the same level of increase as accounts receivable or accounts payable because product sold to this new customer turns over faster than the remainder of APC's inventory.

     In addition to the losses realized on the Company's marketable securities during the twelve and forty weeks ended January 7, 1995 that was previously discussed, the Company had unrealized losses on its remaining marketable securities at January 7, 1995 of $313,000. These unrealized losses are not reported in the Statement of Operations, however, they are reported as a separate component of Shareholders' Equity at January 7, 1995.

     For the forty weeks ended January 7, 1995, the Company had $320,000 of capital expenditures. C&L's and APC's Loan and Security Agreements include covenants that restrict capital expenditures. In fiscal 1995, C&L's and APC's capital expenditures will be limited to $700,000 because of covenants in their Loan and Security Agreements that restrict capital expenditures.

     C&L's credit facility provides for a revolving line of credit of up to $6,000,000 with interest at the prime rate plus .25% through December 1995. At January 7, 1995, C&L borrowed $847,000 and had available unused borrowing capacity of $5,153,000.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2% through November 1996. A $2 million letter of credit facility is included within the total credit facility. At January 7, 1995, APC borrowed $5,196,000 and had letters of credit of $1,500,000 issued on its behalf. At January 7, 1995, APC had available unused borrowing capacity of $2,054,000.

                        PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

               27 - Financial Data Schedule

          b)   Reports on Form 8-K:

               None

                                Signatures



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE DIANA CORPORATION





                                             By:/s/ Richard Y. Fisher
                                                 Richard Y. Fisher
                                                 Chairman of the Board,
                                                 President and Chief
                                                 Executive Officer





                                             By:/s/ R. Scott Miswald
                                                 R. Scott Miswald
                                                 Principal Financial Officer




DATE:  February 17, 1995