Form 10-K
period 1995-04-01
DIANA CORP
filed 1995-06-30
CIK 57201

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the fiscal year ended                 April 1, 1995
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
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

Securities registered pursuant to Section 12(b) of the Act:
       Title of each class                    Name of each exchange on
                                                  which registered

  Common Stock, $1.00 Par Value                New York Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act:
                                    NONE

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     At June 15, 1995, the aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates of the registrant was $17,127,000. At June 15, 1995, the registrant had issued and outstanding an aggregate of 3,914,837 shares of its Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                  PART I

ITEM 1.   BUSINESS
(A)       GENERAL DEVELOPMENT OF BUSINESS

     The Diana Corporation ("Diana" or the "Company"), was incorporated in 1961 under the laws of the State of Delaware.

     In fiscal 1995, the Company's principal businesses were the distribution of telecommunications equipment through its subsidiary, C&L Communications, Inc. ("C&L"), the wholesale distribution of meat and seafood through its subsidiary, Atlanta Provision Co., Inc. ("APC") and managing its holdings of short-term investments and marketable securities. The Company owns 100% of C&L and 81.25% of Entree Corporation ("Entree") which owns 100% of APC.

(B)  FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     The net sales and operating earnings (loss) of each industry segment and the identifiable assets attributable to each industry segment for the years ended April 1, 1995, April 2, 1994 and April 3, 1993 are set forth in Note 12 to the Consolidated Financial Statements, which is incorporated herein by reference.

(C)  NARRATIVE DESCRIPTION OF BUSINESS

WHOLESALE DISTRIBUTION OF TELECOMMUNICATIONS EQUIPMENT

     C&L operates nationwide with the administrative headquarters and the distribution center located in San Antonio, Texas. C&L is a leading U.S. distributor of call controllers and products used in digital networks for integrated voice and data communication systems. A call controller is a management control product that combines simplified access to an alternative carrier network and validation/reporting of individual telephone activity. The primary digital network products distributed by C&L are channel banks.
A channel bank, or multiplexor, is an electronic device which controls the flow of data across a network.

     C&L's customers are comprised of long distance carriers, interconnect companies, value added resellers, networking companies, systems integrators, independent telephone companies, and some large end users. The long distance carrier portion of the customer base includes virtually all significant U.S. long distance companies. No single customer accounted for more than 10% of consolidated net sales for the year ended April 1, 1995.

     C&L sales people have either a technical background, or knowledge of the products' technical applications to allow for added services for C&L's customers. Therefore, C&L operates as a value-added distributor, providing technical support and training to its customers for call controllers and digital network products.

     The Company's primary product suppliers are Mitel Corporation ("Mitel"), which supplies call controllers, and Newbridge Networks, Inc. ("Newbridge"), which supplies channel banks and other networking products. For the year ended April 1, 1995, these two companies supplied approximately 85% of C&L's inventory purchases. Although C&L distributes call controllers manufactured by Teltronics, Inc. and channel banks and networking products made by other manufacturers other than Newbridge, the loss of either Mitel or Newbridge would have a negative impact on C&L's operations. C&L has no manufacturing operations.

     Mitel is an international manufacturer of call controllers and other sophisticated business telecommunications equipment. C&L has been an authorized distributor of Mitel call controllers since early 1985, and C&L's management believes that its relationship with Mitel is satisfactory.

     Newbridge is a leading international manufacturer of digital network communications systems. In 1992, Newbridge acknowledged C&L as being the largest of their authorized U.S. distributors, a distinction which it still holds at April 1, 1995. In fiscal 1995, C&L began to distribute products on a limited basis into Mexico. The products distributed into Mexico are primarily manufactured by Newbridge.

     C&L's competition comes from several different sources. In call controllers, the competition can be classified as (1) other Mitel distributors, (2) reconditioned call controller distributors and (3) direct sales by manufacturers of call controllers. In the digital market, the competition comes from (1) other telecommunications distributors and (2) manufacturers of digital products who sell direct. C&L competes by offering high quality products at competitive prices while providing technical assistance to its customers. C&L believes that most of its competitors do not offer C&L's level of technical assistance.

WHOLESALE DISTRIBUTION OF MEAT AND SEAFOOD

     APC distributes primarily beef, pork, poultry, and seafood in the southeastern region of the United States. APC sells primarily to retail food outlets, meat wholesalers, food service enterprises and restaurants. It owns and operates a warehouse facility in Atlanta, Georgia from which it delivers these products to its customers. No single customer accounted for more than 10% of consolidated net sales for the year ended April 1, 1995. The products purchased for distribution are supplied by food manufacturers and processors, the two largest of which accounted for approximately 41% of total purchases. APC does not have contracts with any suppliers.

     Wholesale meat and seafood distribution in the geographic area in which APC operates is highly competitive. APC competes with both national and local food wholesalers and processors, many of which have greater financial resources and sales volume. Competition is based primarily on price, service and quality of product.

OTHER

     In December 1994, Sattel Communications Company ("Satcom"), a general partnership, was formed. The general partners, Diana and Sattel Technologies, Inc. ("Sattel") each have a 50% ownership interest in the partnership. Satcom is the exclusive U.S. distributor of public telecommunications switching and transmission systems manufactured by Sattel, a privately held manufacturer of advanced telecommunications equipment for the public switched telephone network ("PSTN"). Satcom, through manufacturers representatives, is pursuing national and international opportunities for the various Sattel product lines.

     In addition to distributing the existing Sattel product line, Satcom is developing new products, one of which is a PSTN data delivery system called DataNet. DataNet is a proprietary system which combines the reliability of the public switched telephone network with a proprietary delivery system. DataNet provides reduced dial-up data transportation costs, eliminates modems at the service provider's premises, improves security at the network level through authorization and billing by ANI, is transparent to dial-up data customers and provides all-digital transmission from the point of entry to the service provider's platform for improved error-corrected data throughput. Satcom recently completed development of DataNet. It is currently being introduced to a select group of large dial-up data users and will be introduced to the general public in the near future.

(D)  RESEARCH AND DEVELOPMENT

     The registrant had no significant research and development activities during the last three fiscal years.

(E)  ENVIRONMENTAL PROTECTION

     Compliance with federal, state and local regulations relating to environmental protection do not have a material effect upon capital expenditures, operating results or the competitive position of the Company.

(F)  EMPLOYEES OF REGISTRANT

     At April 1, 1995, Diana had 321 employees, of whom 44 were within the wholesale telecommunications equipment distribution segment, 269 were within the wholesale food distribution segment, and 8 performed corporate functions. In the wholesale food distribution segment, 201 employees are truck drivers and warehousemen, some of which are covered by a collective bargaining agreement which expires in May 1997. No work stoppage occurred in fiscal 1995. The Company believes that it generally has good relationships with all its employees.

ITEM 2.   PROPERTIES

     Diana's corporate offices are located in a leased 5,000 square foot office located in Milwaukee. The Company owns vacant parcels of land in Eldridge, Iowa.

     C&L leases 8,000 square feet of warehouse space and 9,000 square feet of office space in San Antonio, Texas. Substantially all of C&L's assets are pledged as collateral under its Loan and Security Agreement (see Note 3 to the Consolidated Financial Statements which is hereby incorporated by reference).

     APC owns a 91,000 square foot building in Atlanta, Georgia which contains its office and warehouse space. APC owns or leases trucks used in its distribution activities and various warehouse equipment used in its warehouse operations. Substantially all of APC's assets are pledged as collateral under its Loan and Security Agreement (see Note 3 to the Consolidated Financial Statements which is hereby incorporated by reference).

ITEM 3.   LEGAL PROCEEDINGS

     There are no material legal proceedings.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1995.


                                  PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

     The Company's Common Stock is traded on the New York Stock Exchange under the symbol DNA. The table below sets forth by quarter the high and low sales prices of the Company's Common Stock on the New York Stock Exchange Composite Tape for the last two fiscal years.

        Fiscal                             Fiscal
         1995                               1994
       Quarter     High      Low          Quarter       High     Low

        First     13 3/4    7              First        7       4 1/2
        Second     9 3/8    6 1/2          Second       7 1/8   4
        Third      8        5 5/8          Third        7 3/4   5 7/8
        Fourth     6 1/4    4              Fourth      15 3/8   6 3/4

     At June 5, 1995, the Company had 1,835 shareholders of record.

     There were no cash dividends declared during the last two fiscal years. The Company has no plans to pay cash dividends in the foreseeable future. The payment of cash dividends by the Company is restricted by the Company's Subordinated Debentures which provide that the consolidated tangible net-worth of the Company cannot be reduced to less than an amount equal to the aggregate principal amount of the Subordinated Debentures, or $1,254,000.

ITEM 6.  SELECTED FINANCIAL DATA

                            THE DIANA CORPORATION
                           SELECTED FINANCIAL DATA
                  (In Thousands, Except Per Share Amounts)


                            April 1,  April 2,  April 3, March 28, March 30,
                              1995      1994     1993     1992      1991
                                                  (3)      (2)
                            --------  --------  -------- --------- ---------


Net sales                  $250,386  $243,641  $222,254  $161,607  $185,245
                            =======   =======   =======   =======   =======
Earnings (loss) from
 continuing operations.... $   (720) $  3,457  $  1,857  $ (1,013) $ (2,519)
Loss from discontinued
 operations...............      ---       ---       ---       ---    (8,687)
Extraordinary items.......      ---      (266)    1,318       ---    16,937
Accounting change.........      ---       262       ---       ---       ---
                            -------   -------   -------   -------   -------
Net earnings (loss)....... $   (720) $  3,453  $  3,175  $ (1,013) $  5,731
                            =======   =======   =======   =======   =======
Earnings (loss) per
 common share:

Primary
 Continuing operations...  $   (.19) $    .93  $    .51  $   (.27) $   (.61)
 Discontinued operations.       ---       ---       ---       ---     (2.10)
 Extraordinary items.....       ---      (.07)      .36       ---      4.09
 Accounting change.......       ---       .07       ---       ---       ---
                            -------   -------   -------   -------   -------
   Net earnings (loss)...  $   (.19) $    .93  $    .87  $   (.27) $   1.38

Fully diluted
 Continuing operations...  $   (.19) $    .89  $    .51  $   (.27) $   (.61)
 Discontinued operations.       ---       ---       ---       ---     (2.10)
 Extraordinary items.....       ---      (.07)      .36       ---      4.09
 Accounting change.......       ---       .07       ---       ---       ---
                            -------   -------   -------   -------   -------
   Net earnings (loss)...  $   (.19) $    .89  $    .87  $   (.27) $   1.38

Cash dividends per common
 share...................  $    ---  $    ---  $    ---  $    ---  $    ---
                            =======   =======   =======   =======   =======
At period end:

Total assets.............  $ 45,327  $ 54,043  $ 46,072  $ 40,536  $ 34,644
Long-term debt (1).......    10,110    14,111    12,350     3,409     1,640
Working capital..........    19,489    26,207    22,490    18,942    21,917
Shareholders' equity.....    19,729    18,852    15,492    12,326    13,959



(1)  Includes current portion of long-term debt.

(2) The fourth quarter of fiscal 1992 contains the results of C&L, which was acquired in December 1991.

(3)  Fiscal 1993 contains 53 weeks.  All other years contain 52 weeks.

                                   5

ITEM 7.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations - Fiscal Year Ended April 1, 1995
     versus April 2, 1994

     The following is a summary of sales for fiscal 1995 and 1994, including sales by significant product line for APC:

                                     1995           1994
                                        (In Thousands)

          C&L                     $ 35,245       $ 28,308

          Beef                     107,055        116,557
          Pork                      42,700         40,770
          Other                     65,386         58,006
                                   -------        -------
          APC Total                215,141        215,333
                                   -------        -------
                                  $250,386       $243,641
                                   =======        =======

     For the fiscal year ended April 1, 1995, net sales increased $6,745,000 or 2.8% over fiscal 1994. C&L's net sales increased $6,937,000 or 24.5% over fiscal 1994. C&L's sales increase is due primarily to increased sales of call controllers (see discussion in the following paragraph) and products used in digital networks for integrated voice and data communications systems. APC's net sales decreased $192,000 or .1% over fiscal 1994 net sales. APC's overall volume (based on tonnage) during this period increased by 1.8%. The average sales price per pound decreased from $1.22 per pound in fiscal 1994 to $1.20 per pound in fiscal 1995. The decrease in average sales price per pound is attributable to sales price decreases in beef and pork because of excess product availability in these markets as well as changes in the mix of product sold. The decrease in beef sales is primarily attributable to reduced average sales price per pound and to a lesser extent decreased volume.

     During the second quarter of fiscal 1995 C&L completed the sale of call controllers pursuant to a purchase commitment made by a customer in fiscal 1994. This order resulted in call controller sales of $3,648,000 in fiscal 1995. Sales attributable to this order significantly impacted the increase in C&L's year-to-date call controller sales and total year-to-date sales over the prior year results. During the fourth quarter of fiscal 1995, C&L's sales were 10% below fourth quarter fiscal 1994 sales. This decrease in sales is primarily attributable to lower call controller sales. The fourth quarter of fiscal 1994 included sales under the purchase commitment referred to above. In addition, the market for call controllers has been negatively impacted by a continuing consolidation of long distance carriers and continuing growth of equal access resulting in a reduction of demand for the product.

     The components of other income (loss) and non-operating income are disclosed in Note 7 to the Consolidated Financial Statements. The decrease in other income (loss) is attributable to lower interest income from marketable securities and losses incurred on the disposition of marketable securities. The increase in interest rates during fiscal 1995 adversely impacted Diana's marketable securities which prior to the end of the second quarter of fiscal 1995 consisted primarily of investments in corporate debt obligations.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (Cont.)

Consequently, Diana's corporate office has reduced its investment in these securities resulting in reduced interest income and losses on investments that were sold. In addition, during fiscal year 1994, Diana recorded $747,000 of interest income resulting from the refund of federal income taxes of $400,000 (shown separately as an income tax credit) paid in a prior year.

     In fiscal 1995 gross profit increased $287,000 or 2.6% over fiscal 1994. On a consolidated basis, gross profit as a percentage of net sales was 4.5% in fiscal 1995 unchanged from fiscal 1994. C&L's gross profit percentage was 19.5% in fiscal 1995 as compared to 20.7% in fiscal 1994. The decrease in C&L's gross profit percentage is due to a lower gross profit percentage achieved on the large call controller sale discussed above and to an increasingly competitive market for products used in digital networks for integrated voice and data communications systems. APC's gross profit percentage was 2% in fiscal 1995 as compared to 2.3% in fiscal 1994. APC's fiscal 1995 gross profit and gross profit percentage decreased from fiscal 1994 primarily due to increased transportation and warehouse costs and inventory losses due to inefficiencies in APC's warehouse and transportation operations (see discussion below) partially offset by lower product costs.

     For the fiscal year ended April 1, 1995, selling and administrative expenses increased $1,157,000 or 12.6% over fiscal 1994. Selling and administrative expenses have increased primarily because of increased selling and advertising expenses incurred by C&L to penetrate new and existing markets. C&L incurred additional expenses to add non-domestic customers with an initial emphasis in Mexico. Selling and administrative expenses as a percentage of net sales was 4.1% in fiscal 1995 as compared to 3.8% in fiscal 1994.

     For the fiscal year ended April 1, 1995, interest expense decreased $93,000 or 7.8% over fiscal 1994. The decrease is primarily attributable to a reduction in short term borrowings by Diana's corporate office. Short term borrowings were eliminated during the second quarter of fiscal 1995 because of the reduction of marketable securities discussed above.

     As further discussed in Note 11 to the Consolidated Financial Statements, the decrease in minority interest is attributable to the Company's acquisition of the remaining 20% of C&L's common stock from its minority shareholders.

     In fiscal 1995, APC continued to incur inefficiencies in its warehouse and transportation operations which began in fiscal 1994. APC incurred increased warehouse and transportation payroll expenses and inventory losses resulting from a continuation of the operating inefficiencies. Consequently, APC made management changes and implemented new procedures in an attempt to improve its warehouse and transportation operations. Furthermore, during the latter part of fiscal 1995's third quarter, APC obtained a significant, new customer. APC services the Southeastern region of this national warehouse club. This new customer will generate a significant amount of volume at margins that are lower than APC's average historical margins. Initially, the addition of this new business increased the operational inefficiencies discussed above which management believes is the primary reason for the loss of $749,000 incurred in the fourth quarter of fiscal 1995. After the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (Cont.)

resolution of these operational inefficiencies, APC should be able to service this customer at a lower average cost than its other customers because of efficiencies that should result from shipping large volumes of product. Due to the addition of this new customer and the limits on APC's ability to efficiently service certain customers, APC is reviewing and evaluating the service requirements and profitability of these customers to identify less profitable business that can be discontinued.

     Results of Operations - Fiscal Year Ended April 2, 1994
     versus April 3, 1993

     The following is a summary of sales for fiscal 1994 and 1993, including sales by significant product line for APC:

                                     1994           1993
                                        (In Thousands)

          C&L                     $ 28,308       $ 21,517

          Beef                     116,557        120,454
          Pork                      40,770         31,617
          Other                     58,006         48,666
                                   -------        -------
          APC Total                215,333        200,737
                                   -------        -------
                                  $243,641       $222,254
                                   =======        =======

     For the fiscal year ended April 2, 1994, net sales increased $21,387,000 or 9.6% over fiscal 1993. C&L's net sales increased $6,791,000 or 31.6% over fiscal 1993. C&L's sales increase is due primarily to increased sales of products used in digital networks for integrated voice and data communications systems and other digital products recently added to C&L's product line. C&L had smaller increases in call controller sales than its digital products because of reduced sales in the first and second quarter of fiscal 1994. The market for call controllers has been negatively impacted by a continuing consolidation of long distance carriers and continuing growth of equal access resulting in a reduction of demand for the product. C&L has mitigated this trend through the addition of call controller business by acquiring Hollis. APC's net sales increased $14,596,000 or 7.3% over fiscal 1993. APC's overall volume (based on tonnage) during this period increased by 5.2%. The average sales price per pound increased from $1.20 per pound in fiscal 1993 to $1.22 per pound in fiscal 1994. This increase is primarily due to a modest sales price increase in all product lines and to a lesser extent a change in the mix of the product.

     In fiscal 1994 gross profit increased $1,956,000 or 21.9% over fiscal 1993. On a consolidated basis, gross profit as a percentage of net sales was 4.5% in fiscal 1994 as compared to 4% in fiscal 1993. The increase in the gross profit percentage is primarily attributable to an increase of C&L's higher gross profit sales as a percentage of total sales (11.6% in fiscal 1994 compared to 9.7% in fiscal 1993). C&L's gross profit percentage was 20.7% in fiscal 1994 as compared to 20.5% in fiscal 1993. C&L's gross profit percentage increased because of increased gross profit margins on products used in digital networks for integrated voice and data communications systems. APC's gross profit percentage was 2.3% in fiscal 1994 which was unchanged from fiscal 1993.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (Cont.)

     For the fiscal year ended April 2, 1994, selling and administrative expenses increased $723,000 or 8.6% over fiscal 1993. The primary reasons for this increase are due to increased selling expenses by C&L to penetrate new and existing markets and increased expenses related to the acquisition of Hollis. Selling and administrative expenses as a percentage of net sales was 3.8% in fiscal 1994 which was unchanged from fiscal 1993.

     For the fiscal year ended April 2, 1994, interest expense increased $453,000 or 61.4% over fiscal 1993. The primary reasons for this increase are due to increased borrowings by APC under its revolving line of credit and increased margin borrowings by Diana's corporate office used to purchase marketable securities. In the first and second quarter of fiscal 1993, Diana provided APC with its working capital funds which resulted in no interest expense being recorded on a consolidated basis.

     The components of other income and non-operating income are disclosed in
Note 7 to the Consolidated Financial Statements. Diana's corporate office generated increased investment income in fiscal 1994 as compared to fiscal 1993. A portion of the increased investment in marketable securities was funded by increased margin borrowings discussed above. In addition, in fiscal 1994 other income included interest income of $747,000 resulting from the refund of federal income taxes of $400,000 (shown separately as an income tax credit) paid in a prior year.

     The extraordinary items of $266,000 for fiscal 1994 are discussed in
Note 10 to the Consolidated Financial Statements.

     APC began to incur inefficiencies in its warehouse and transportation operations in the third quarter of fiscal 1994, partially attributable to increased volume. These inefficiencies resulted primarily in increased payroll expenses which exceeded prior years and budgeted amounts in fiscal 1994. These increased expenses adversely impacted APC's fourth quarter results. As a result, APC incurred a loss of $71,000 during the fourth quarter of fiscal 1994 after reporting profitable results of operations during the first three quarters of fiscal 1994.

Liquidity and Capital Resources

     The Company recorded cash flow from operating activities of $6,717,000 as compared to cash used by operating activities of $308,000 in fiscal 1994. Cash outflow from the loss of $720,000 in fiscal 1995 was more than offset by a net decrease in working capital items, primarily inventory and accounts payable. Inventory decreased by $3,204,000 or 20.7% from fiscal 1994 due to better management of inventory through a reduction in inventory levels and increased inventory turnover. At the end of fiscal 1994, APC increased its pork inventories in anticipation of price increases and C&L increased its inventories because of a purchase commitment from a customer. Accounts payable increased by $718,000 or 6.2% from fiscal 1994 which is primarily due to longer payment terms obtained by APC from vendors providing product that is sold to the significant new customer (previously discussed) as compared to payment terms from APC's primary existing vendors.

     The Company's investments in marketable securities decreased $5,043,000 in fiscal 1995. This decrease is primarily attributable to losses of $1,227,000 incurred on the sales of marketable securities, the elimination of short-term borrowings incurred to purchase marketable securities on margin and the settlement payments in the Ossmann Suit. As more fully discussed in
Note 10 to the Consolidated Financial Statements, in March 1994 the Ossmann Suit was settled. In fiscal 1995, pursuant to the settlement, total payments of $3,417,000 were made by the defendants in the litigation of which $2,822,000 was made by the Company.

     In fiscal 1995, the Company had $599,000 of capital expenditures. C&L's and APC's Loan and Security Agreements include covenants that restrict capital expenditures. In fiscal 1996, C&L's and APC's capital expenditures will be limited to an aggregate of $900,000 because of covenants in their Loan and Security Agreements that restrict capital expenditures.

     C&L's credit facility provides a revolving line of credit of up to $6,000,000 with interest at the prime rate plus .25% (9.25%) through December 1995. At April 1, 1995, C&L borrowed $2,562,000 and had available unused borrowing capacity of $3,011,000.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2% (11%) through November 1997. A $2 million letter of credit facility is included within the total credit facility. At April 1, 1995, APC borrowed $4,241,000 and had letters of credit of $1,500,000 issued on its behalf. At April 1, 1995, APC had available unused borrowing capacity of $3,009,000. In June 1995, APC and its lender entered into a waiver and amendment agreement relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1995 and 1996.

Accounting Pronouncements

     Effective April 2, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The effect as of April 2, 1994 of adopting SFAS No. 115 increased net earnings by $412,000, or $.11 per fully diluted share.

     Effective April 4, 1993, the Company adopted the liability method of accounting for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The cumulative effect as of April 4, 1993 of adopting SFAS No. 109 increased net earnings for fiscal 1994 by $262,000.

Impact of Inflation

     Inflation has not had a significant impact on net sales or earnings
(loss) before extraordinary items or accounting change for the three most recent fiscal years.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  THE DIANA CORPORATION AND SUBSIDIARIES




                                                                   PAGE

Report of Ernst & Young LLP, Independent Auditors...............    12

Consolidated Balance Sheets.....................................    13

Consolidated Statements of Operations...........................    14

Consolidated Statements of Changes in Shareholders' Equity......    15

Consolidated Statements of Cash Flows...........................    16

Notes to Consolidated Financial Statements......................    17

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
The Diana Corporation


We have audited the accompanying consolidated balance sheets of The Diana Corporation and subsidiaries (the Company) as of April 1, 1995 and April 2, 1994, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the three years in the period ended April 1, 1995. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Diana Corporation and subsidiaries at April 1, 1995 and April 2, 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended April 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 8 to the consolidated financial statements, the Company changed its method of accounting for income taxes, effective April 4, 1993.


Milwaukee, Wisconsin                            ERNST & YOUNG LLP
June 2, 1995, except for Note 3
  as to which the date is June 28, 1995

                    THE DIANA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)



                                                        April 1,  April 2,
                                                          1995      1994
                                                        --------  --------
                              ASSETS (NOTE 3)
Current assets
  Cash and cash equivalents............................ $ 2,440   $ 1,661
  Restricted short-term investment.....................     300       630
  Marketable securities................................   6,211    11,254
  Receivables, less allowance for
   doubtful accounts of $600 and $517..................  14,785    15,310
  Inventories..........................................  12,237    15,441
  Other current assets.................................     390       336
                                                         ------    ------
    Total current assets...............................  36,363    44,632

Property and equipment
  Land.................................................     357       357
  Building and improvements............................   4,400     4,154
  Fixtures and equipment...............................   3,298     3,315
                                                         ------    ------
                                                          8,055     7,826
  Less accumulated depreciation........................  (4,252)   (3,945)
                                                         ------    ------
                                                          3,803     3,881

Goodwill, net..........................................   2,846     2,710
Covenants not to compete, net..........................   1,291     1,663
Other assets...........................................   1,024     1,157
                                                         ------    ------
                                                        $45,327   $54,043
                                                         ======    ======

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Short-term borrowings................................ $   ---   $ 2,144
  Accounts payable.....................................  12,355    11,637
  Accrued liabilities..................................   1,390     1,072
  Current portion of long-term debt....................   3,129     3,572
                                                         ------    ------
        Total current liabilities......................  16,874    18,425

Long-term debt.........................................   6,981    10,539
Net liabilities of unconsolidated subsidiary...........     698     3,615
Other liabilities .....................................   1,045       977
Minority interest......................................     ---     1,635
Commitments and contingencies (Note 4).................

Shareholders' equity
  Preferred stock - $.01 par value.
   Authorized 5,000,000 shares; none issued............     ---       ---
  Common stock - $1 par value.  Authorized 15,000,000
   shares; issued 4,810,353 and 4,637,530 shares.......   4,810     4,638
  Additional paid-in capital...........................  48,548    46,241
  Accumulated deficit.................................. (28,178)  (25,449)
  Unrealized loss on marketable securities.............    (713)     (412)
  Treasury stock at cost...............................  (4,738)   (6,166)
                                                         ------    ------
        Total shareholders' equity.....................  19,729    18,852
                                                         ------    ------
                                                        $45,327   $54,043
                                                         ======    ======

              See notes to consolidated financial statements.

                    THE DIANA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)



                                                   Fiscal Year Ended
                                            April 1,   April 2,   April 3,
                                              1995       1994       1993
                                            --------   --------   --------

Net sales..............................     $250,386   $243,641   $222,254
Other income (loss)....................         (417)     2,697      1,471
                                             -------    -------    -------
                                             249,969    246,338    223,725

Cost of sales..........................      239,198    232,740    213,309
Selling and administrative expenses....       10,314      9,157      8,434
                                             -------    -------    -------
Operating earnings.....................          457      4,441      1,982

Interest expense.......................       (1,098)    (1,191)      (738)
Non-operating income...................           34        ---        718
Income tax credit......................          ---        400        ---
Equity in earnings (loss) of
  unconsolidated subsidiaries..........          (69)        97         69
Minority interest......................          (44)      (290)      (174)
                                             -------    -------    -------
Earnings (loss) before extraordinary
  items and accounting change..........         (720)     3,457      1,857

Extraordinary items....................          ---       (266)     1,318
                                             -------    -------    -------
Earnings (loss) before accounting
  change...............................         (720)     3,191      3,175

Cumulative effect of accounting change.          ---        262        ---
                                             -------    -------    -------
Net earnings (loss)....................     $   (720)  $  3,453   $  3,175
                                             =======    =======    =======
Earnings (loss) per common share:
 Primary
   Before extraordinary items..........     $   (.19)  $    .93   $    .51
   Extraordinary items.................          ---       (.07)       .36
   Accounting change...................          ---        .07        ---
                                             -------    -------    -------
   Net earnings (loss).................     $   (.19)  $    .93   $    .87
                                             =======    =======    =======
 Fully diluted
   Before extraordinary items..........     $   (.19)  $    .89   $    .51
   Extraordinary items.................          ---       (.07)       .36
   Accounting change...................          ---        .07        ---
                                             -------    -------    -------
   Net earnings (loss).................     $   (.19)  $    .89   $    .87
                                             =======    =======    =======
Weighted average number of common
 shares outstanding
   Primary.............................        3,832      3,727      3,629
                                             =======    =======    =======
   Fully diluted.......................        3,832      3,861      3,629
                                             =======    =======    =======

              See notes to consolidated financial statements.

                           THE DIANA CORPORATION AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                    (Dollars in Thousands)



                                     Common Stock     Additional               Unrealized Loss      Treasury Stock        Total

                                  Number of    Par     Paid in    Accumulated   on Marketable     Number of            Shareholders'
                                    Shares    Value    Capital      Deficit      Securities        Shares      Cost       Equity


Balance at March 28, 1992         4,637,530  $ 4,638  $ 45,786    $ (30,993)      $   ---         1,339,667  $(7,105)    $ 12,326

Net earnings                            ---      ---       ---        3,175           ---               ---      ---        3,175

Purchase of treasury stock              ---      ---       ---          ---           ---             5,000       (9)          (9)
                                  ---------    -----    ------     --------      --------         ---------    -----       ------
Balance at April 3, 1993          4,637,530    4,638    45,786      (27,818)          ---         1,344,667   (7,114)      15,492


Net earnings                            ---      ---       ---        3,453           ---               ---      ---        3,453

5% stock dividend                       ---      ---       214       (1,084)          ---          (163,889)     866           (4)

Exercise of stock options               ---      ---       (47)         ---           ---           (15,500)      82           35

Unrealized loss on
 marketable securities                  ---      ---       ---          ---          (412)              ---      ---         (412)

Other                                   ---      ---       288          ---           ---               ---      ---          288
                                  ---------    -----    ------      -------        ------         ---------   ------       ------
Balance at April 2, 1994          4,637,530    4,638    46,241      (25,449)         (412)        1,165,278   (6,166)      18,852


Net loss                                ---      ---       ---         (720)          ---               ---      ---         (720)

5% stock dividend                   172,823      172     1,830       (2,009)          ---               ---      ---           (7)

Exercise of stock options               ---      ---       (14)         ---           ---            (4,500)      24           10

Change in unrealized loss on
 marketable securities                  ---      ---       ---          ---          (301)              ---      ---         (301)

Acquisition of minority interest        ---      ---       491          ---           ---          (265,262)   1,404        1,895
                                  ---------    -----    -----        ------           ---           -------    -----       ------
Balance at April 1, 1995          4,810,353  $ 4,810  $ 48,548    $ (28,178)     $   (713)          895,516 $ (4,738)    $ 19,729
                                  =========    =====    ======      =======       =======           =======   ======      =======

                            See notes to consolidated financial statements.

                    THE DIANA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)


                                                    Fiscal Year Ended
                                             April 1,   April 2,   April 3,
                                               1995       1994       1993
                                             --------   --------   --------

Operating activities
 Earnings (loss) before extraordinary
  items and accounting change..........      $  (720)   $ 3,457    $ 1,857
 Adjustments to reconcile earnings
  (loss) to net cash provided (used) by
  operating activities:
   Loss (gain) on sale of
    marketable securities..............        1,227       (479)      (285)
   Depreciation and amortization.......        1,154      1,098        852
   Provision for losses on accounts
    receivable.........................          313        153        406
   Non-operating income................          ---        ---       (625)
   Equity in loss (earnings) of
    unconsolidated subsidiaries........           69        (97)       (69)
   Minority interest...................           44        290        174
   Payments of net liabilities of
    unconsolidated subsidiary..........          (95)      (361)       (63)
   Other...............................          311        (14)      (320)
   Changes in current assets and
    liabilities........................        4,414     (4,355)    (2,838)
                                              ------     ------     ------
Net cash provided (used) by operating
 activities............................        6,717       (308)      (911)

Investing activities
 Additions to property and equipment...         (599)      (555)      (251)
 Acquisitions, net of cash acquired....          ---     (1,983)      (163)
 Purchases of marketable securities....       (5,647)   (20,218)   (15,982)
 Sales of marketable securities........        9,276     21,031      6,895
 Collection of notes receivable........          194        252        268
 Other.................................         (195)       ---        ---
                                              ------     ------     ------
Net cash provided (used) by investing
 activities............................        3,029     (1,473)    (9,233)

Financing activities
 Changes in short-term borrowings......       (2,144)      (640)     2,784
 Payments on long-term debt............       (4,001)      (390)      (330)
 Proceeds from long-term debt..........          ---      1,830      6,476
 Payments toward bond settlements......       (2,822)      (178)    (1,081)
 Purchase of treasury stock............          ---        ---         (9)
                                              ------     ------     ------
Net cash provided (used) by financing
 activities............................       (8,967)       622      7,840
                                              ------     ------     ------
Increase (decrease) in cash and cash
 equivalents...........................          779     (1,159)    (2,304)

Cash and cash equivalents at the
 beginning of the year.................        1,661      2,820      5,124
                                              ------     ------     ------
Cash and cash equivalents at the end of
 the year..............................      $ 2,440    $ 1,661    $ 2,820
                                              ======     ======     ======

                See notes to consolidated financial statements.

                    THE DIANA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                APRIL 1, 1995


NOTE 1 - Summary of Significant Accounting Policies

Fiscal Year

     The Company's fiscal year ends on the Saturday closest to March 31. There were 53 weeks in fiscal 1993 and 52 weeks in all other years presented.

Basis of Presentation

     The consolidated group (hereafter referred to as the "Company") included the following companies during the past three years. The following describes each entity in the consolidated group and its current status:

     The Diana Corporation ("Diana")
             Diana and its wholly-owned subsidiaries are included in the consolidated group for all three fiscal years.

     Entree Corporation ("Entree")
             Entree and its wholly-owned subsidiary, Atlanta Provision Company, Inc. ("APC"), are included in the consolidated group for all three fiscal years. Diana owns 81.25% of Entree.

     C&L Communications, Inc. ("C&L")
             C&L is included in the consolidated group for all three fiscal years. Effective June 1994, Diana increased its ownership interest in C&L from 80% to 100% (see Note 11).

     Investments in 20%-50% owned subsidiaries in which management has the ability to exercise significant influence are accounted for using the equity method of accounting (see Note 9). Accounts and transactions between members of the consolidated group are eliminated in the consolidated financial statements.

Cash Equivalents and Restricted Short-term Investments

     The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents. Short-term investments are valued at cost which approximates market. Certain short-term investments are pledged to third parties and are therefore restricted and not considered cash equivalents for purposes of financial reporting.

Marketable Securities

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of April 2, 1994. Prior to April 2, 1994, the Company accounted for marketable securities under SFAS No. 12, "Accounting for Certain Marketable Securities".

     Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income (loss). Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses reported in a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income (loss). Realized gains and losses, interest income and dividends are included in other income (loss). For purposes of determining the gain or loss on a sale, the cost of securities sold is determined using the average cost of all shares of each such security held at the dates of sale.

Inventories

     Inventories, consisting of finished product, are stated at the lower of cost or market. Items are removed from inventory based on the specific identification method or the average cost method.

Property and Equipment

     Property and equipment are stated at cost. Provisions for depreciation are computed on the straight-line method for financial reporting purposes over 3 to 10 years for equipment and 5 to 25 years for building and improvements.

Goodwill

     Goodwill is amortized on a straight-line basis over a forty year period. Accumulated amortization was $388,000 and $309,000 at April 1, 1995 and April 2, 1994, respectively. Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable cash flows over the remaining amortization period.

Covenants Not to Compete

     Covenants not to compete are amortized on a straight-line basis over the non-compete periods of five to seven years. Accumulated amortization was $1,210,000 and $838,000 at April 1, 1995 and April 2, 1994, respectively.

Revenue Recognition

     The Company recognizes revenue when product is shipped.

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes", in 1995 and 1994, and the liability method in accordance with SFAS No. 96, "Accounting for Income Taxes", in 1993.

Earnings (Loss) Per Common Share

     Primary and fully diluted per share amounts are determined by dividing earnings (loss) by the weighted average number of shares of common stock and materially dilutive common stock equivalents (stock options) outstanding.

Concentrations of Credit Risk

     Trade accounts receivable are the only financial instruments which potentially subject the Company to significant concentrations of credit risk. APC distributes meat and seafood primarily to retail food outlets, meat wholesalers, food service enterprises and restaurants. APC performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. C&L distributes telecommunications equipment nationwide primarily to long-distance carriers, systems integrators and interconnect companies. C&L performs periodic credit evaluations of its customers' financial condition and generally does not require collateral, however, C&L attempts to obtain a purchase money security interest in product sold to small to medium sized customers. At April 1, 1995, APC and C&L had no significant concentrations of credit risk.

Reclassifications

     Certain reclassifications have been made to the 1994 and 1993 financial statements to conform with the 1995 presentation.

NOTE 2 - Marketable Securities

     Effective April 2, 1994, the Company adopted the provisions of SFAS No.
115. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of April 2, 1994 of adopting SFAS No. 115 increased net earnings by $412,000 or $.11 per fully diluted share.

     The following is a summary of available-for-sale and held-to-maturity marketable securities:


                                 Available-for-Sale Marketable Securities
                                              April 1, 1995
                                 -----------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                                             (In Thousands)


U.S. corporate securities     $ 1,156      $ 21        $  58      $ 1,119
Other debt securities             ---       ---          ---          ---
                               ------       ---          ---       ------
   Total debt securities        1,156        21           58        1,119
Equity securities               1,604       ---          676          928
                               ------       ---          ---       ------
                              $ 2,760      $ 21        $ 734      $ 2,047
                               ======       ===         ====       ======




                                  Held-to-Maturity Marketable Securities
                                              April 1, 1995
                                  --------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                                             (In Thousands)


U.S. treasury security        $ 4,164      $---        $ ---      $ 4,164
                               ======       ===         ====       ======



                                 Available-for-Sale Marketable Securities
                                              April 2, 1994
                                 ----------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                                             (In Thousands)


U.S. corporate securities     $ 8,976      $ 23        $ 375      $ 8,624
Other debt securities           2,181       ---          ---        2,181
                               ------       ---         ----       ------
   Total debt securities       11,157        23          375       10,805
Equity securities                 509       ---           60          449
                              $11,666      $ 23        $ 435      $11,254
                               ======       ===         ====       ======

                                   20

     The gross realized gains on sales of available-for-sale securities totaled $14,000, $592,000 and $313,000 in fiscal 1995, 1994 and 1993, respectively, and the gross realized losses totaled $1,241,000, $113,000 and $28,000 in fiscal 1995, 1994 and 1993, respectively. The net adjustment to unrealized losses on available-for-sale securities included as a separate component of shareholders' equity totaled $713,000 and $412,000 at April 1, 1995 and April 2, 1994, respectively.

     The Company considers its marketable securities to be primarily a resource for potential acquisitions. Pending such uses, the Company invests its marketable securities for the purpose of generating additional income and/or capital appreciation. The Company does not limit its potential investments of marketable securities based on level of risk or investment concentration.

     Expected maturities of marketable securities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost and estimated fair value of marketable securities at April 1, 1995, by contractual maturity, are shown below:

                                           Available-for-Sale Securities
                                           -----------------------------
                                                         Estimated
                                                Cost     Fair Value
                                                  (In Thousands)

     Due after five years                     $ 1,156      $ 1,119
     Equity securities                          1,604          928
                                               ------       ------
                                              $ 2,760      $ 2,047
                                               ======       ======

                                            Held-to-Maturity Securities
                                            ---------------------------
                                                         Estimated
                                                Cost     Fair Value
                                                  (In Thousands)

     Due in one year or less                  $ 4,164      $ 4,164
                                               ======       ======
                                   21

NOTE 3 - Long-Term Debt

     Long-term debt consists of the following:


                                                    April 1,     April 2,
                    Note   Company    Due Date        1995         1994
                                                       (In Thousands)


Debentures and
 interest            A      Diana   January 2002     $ 2,240     $ 2,381

Note payable                Diana                        ---         120

Notes payable        B       APC    October 1996         158         306

Mortgage notes       C       APC    August 2006          875         924

Line of credit       D       APC    November 1997      4,241       6,622

Line of credit       E       C&L    December 1995      2,562       3,705

Other obligations    F       C&L    October 1996          34          53
                                                      ------      ------
                                                      10,110      14,111
                    Less current portion              (3,129)     (3,572)
                                                      ------      ------
                                                     $ 6,981     $10,539
                                                      ======      ======

A. Principal of $1,254,000 and capitalized interest of $986,000. Interest at 11.25%. The debentures are unsecured (see Note 10).

B. Interest at 9.5% and 11%. The notes are collateralized by trailers and equipment.

C. Interest at 7% and 8.25%. The mortgage notes are collateralized by land and building with a carrying value of $2,618,000 as of April 1, 1995.

D. APC has a Loan and Security Agreement ("Agreement") with a lender (amended effective June 28, 1995) providing a revolving line of credit through November 1997 of up to $9,500,000 with interest at the prime rate plus 2% (prime was 9% at April 1, 1995). A $2 million letter of credit facility with fees of 2% is included within the total credit facility. At April 1, 1995, APC borrowed $4,241,000 and had letters of credit of $1,500,000 issued on its behalf by the lender. Management estimates that the minimum level of borrowings that will be outstanding during fiscal 1996 will be approximately $4,000,000 and has classified $241,000 of the line of credit outstanding as a current liability at April 1, 1995.

        Borrowings under the Agreement are restricted based on defined percentages of eligible accounts receivable and inventories. The amount available under the Agreement at April 1, 1995 was $3,009,000. APC pays a fee of 1/2% on the average unused line of credit. Substantially all assets of APC are pledged as collateral under the Agreement. The Agreement provides for the maintenance of certain financial ratios and restricts APC in a number of areas, including, but not limited to, declaration of dividends, mergers and acquisitions, transactions with affiliates, capital expenditures and additional indebtedness.

E. C&L has a Loan and Security Agreement ("Loan Agreement") with a lender providing a revolving line of credit through December 23, 1995 of up to $6,000,000, with interest at the prime rate plus .25%. Borrowings under the Loan Agreement are restricted based on defined percentages of eligible accounts receivable and inventories. The amount available under the Loan Agreement at April 1, 1995, was $3,011,000.
        Substantially all assets of C&L are pledged as collateral under the Loan Agreement. The Loan Agreement provides for the maintenance of certain financial ratios and restricts C&L in a number of areas, including, but not limited to, declaration of dividends, payment of salaries to officers, mergers and acquisitions, transactions with affiliates, capital expenditures and additional indebtedness.

F.      Interest at 3.9%.  The obligation is collateralized by equipment.

     Approximate annual amounts payable by Diana and its subsidiaries on long-term debt for the next five fiscal years are as follows (in thousands):

                    1996 .................... $ 3,129
                    1997 ....................     247
                    1998 ....................   4,192
                    1999 ....................     195
                    2000 ....................     200

NOTE 4 - Commitments and Contingencies

     Diana subleases its corporate office space under a noncancelable operating lease. APC leases tractors and trailers used in its distribution activities under operating leases with terms ranging from five to eight years. APC also leases various equipment used in its warehouse operations under operating leases with terms generally not exceeding one year. C&L leases its building and certain vehicles and equipment under operating leases. Total rental expense (including contingent rentals based on miles driven) under operating leases in fiscal 1995, 1994 and 1993 was $1,870,000, $1,929,000 and $1,907,000, respectively.

     Future minimum payments (excluding contingent rentals) under noncancelable operating leases with initial terms of one year or more for fiscal years subsequent to April 1, 1995 are as follows (in thousands):

                          1996           $ 1,037
                          1997               693
                          1998               483
                          1999               369
                          2000               213
                          Thereafter         139

     In connection with the sale of substantially all of the assets of Diana's wholesale food business, the buyer assumed certain indebtedness of Diana, which terminates in 1998, for which Diana remains primarily liable. Such indebtedness aggregated approximately $469,000 at April 1, 1995. The buyer has pledged a letter of credit for the benefit of the trustee of the indebtedness as collateral for this indebtedness.

     C&L participates in an equipment leasing arrangement. C&L is subject to a future subscription obligation relating to the equipment lease for approximately $495,000 at April 1, 1995, if income from the underlying lease is insufficient to fund future operations of the arrangement. The lease for equipment expires in January 1999. The sellers have indemnified the Company with respect to any future subscription obligations.

     In the opinion of management, all of the matters discussed above will be resolved without a material adverse impact on the Company's consolidated financial position.

NOTE 5 - Stock Options

     In fiscal 1986, the Company's Board of Directors adopted The Diana Corporation 1986 Nonqualified Stock Option Plan (the "Plan"), which permits the Company to grant nonqualified stock options to key employees and directors of the Company and its subsidiaries. The Plan is limited to 771,750 common shares. The Plan is administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under the Plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. Options granted under the Plan may not be exercised after eleven years from the date of grant, and no options may be granted after December 10, 1997. The exercise price will not be less than the fair market value of the Company's common stock on the date of grant, although the Board has discretion to set the exercise price at any amount that it may establish from time to time. Transactions for fiscal 1995, 1994 and 1993 are as follows:



                                    1995        1994        1993
                                    ----        ----        ----

     Options outstanding at
      beginning of year           544,264     533,110     528,110

     Changes during year:
      5% stock dividend            27,212      26,654         ---
      Granted                         ---         ---       5,000
      Exercised                    (4,500)    (15,500)        ---
                                   ------     -------     -------
      Net increase                 22,712      11,154       5,000
                                   ------     -------     -------
     Options outstanding
      at end of year              566,976     544,264     533,110
                                  =======     =======     =======
     Options exercisable          566,976     544,264     533,110

     Option price range           $2.15-      $2.26-      $2.38-
                                   $6.12       $6.43       $6.75


NOTE 6 - Employee Benefit Plans

     APC contributes to a multiemployer defined benefit pension plan pursuant to the terms of a collective bargaining agreement. Amounts contributed to this plan by APC were $34,000, $39,000 and $36,000, for fiscal years 1995, 1994 and 1993, respectively. In fiscal 1995, C&L established a 401(k) plan which covers all employees. APC has a 401(k) plan which covers non-union employees. There were no contributions under these plans for any years presented.

NOTE 7 - Other Income (Loss) and Non-Operating Income

     Other income (loss) consists of the following for the last three years:



                                                1995      1994      1993
                                                     (In Thousands)


Interest income...........................     $  570    $2,132    $  901
Net gains (losses) on sales of marketable
  securities (See Note 2).................     (1,227)      479       285
Other.....................................        240        86       285
                                                -----     -----     -----
                                               $ (417)   $2,697    $1,471
                                                =====     =====     =====

     Non-operating income consists of the following for the last three years:



                                                1995      1994      1993
                                                     (In Thousands)


Gain on settlements of lawsuits                $   34    $  ---    $  ---
Gain from extinguishment of certain net
  liabilities of unconsolidated subsidiary        ---       ---       625
Refund of certain expenses of a subsidiary        ---       ---        93
                                                -----     -----     -----
                                               $   34    $  ---    $  718
                                                =====     =====     =====

NOTE 8 - Income Taxes

     Effective April 4, 1993, the Company adopted the liability method of accounting for income taxes in accordance with SFAS No. 109. The cumulative effect as of April 4, 1993 of adopting SFAS No. 109 increased net earnings for fiscal 1994 by $262,000.

     A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate (34%) to earnings (loss) before extraordinary items, accounting change, minority interest and income tax credit is as follows:


                                                    Fiscal Year Ended
                                              April 1,   April 2,   April 3,
                                                1995      1994       1993
                                                     (In Thousands)


Expense (credit) at statutory rate.........   $  (230)  $ 1,138    $   691
Settlements of liabilities of
  unconsolidated subsidiary................       (36)   (1,357)    (1,773)
Reversal of liabilities of unconsolidated
  subsidiary...............................       ---       (71)      (212)
Tax effect of net operating loss not
  recognized...............................       198       180      1,214
Other, net.................................        68       110         80
                                               ------    ------     ------
Income tax provision.......................   $   ---   $   ---    $   ---
                                               ======    ======     ======
     In fiscal 1994, the Company recorded an income tax credit of $400,000 resulting from the refund of federal income taxes paid in a prior year.



NOTE 8 - Income Taxes (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Components of the Company's deferred tax assets and liabilities are as follows:




                                                  April 1,     April 2,
                                                    1995         1994
                                                     (In Thousands)


Deferred tax assets:
  Federal net operating loss carryforwards        $  6,809     $  7,274
  Federal capital loss carryforward                    417          ---
  State net operating loss carryforwards             2,247        2,175
  Capitalized interest on Diana debentures             394          451
  Deferred compensation                                530          437
  Allowance for doubtful accounts                      225          197
  Covenants not to compete                             227          157
  General business credit carryforwards                145          145
  Unrealized loss on marketable securities             242          140
  All other                                            219          227
                                                   -------      -------
     Total deferred tax assets                      11,455       11,203
  Valuation allowance for deferred tax assets      (10,279)     (10,039)
                                                   -------      -------
     Net deferred tax assets                         1,176        1,164

Deferred tax liabilities:
  Building and improvements basis difference           523          552
  Tax over book depreciation                           263          245
  All other                                            390          367
                                                   -------      -------
     Total deferred tax liabilities                  1,176        1,164
                                                   -------      -------

Net deferred taxes                                $    ---     $    ---
                                                   =======      =======

     The Company has approximately $20,025,000 in net operating loss carryforwards for federal income tax purposes expiring in the years 2005 to 2010.

NOTE 9 - Equity in Earnings (Loss) of Unconsolidated Subsidiaries

     Diana owns a 50% interest in a partnership that holds promissory notes, secured by inventory and equipment, due over a five year period ending November 1995 with interest at 12%. APC has a 50% ownership interest in Fieldstone Meats of Alabama, Inc. ("Fieldstone"), a company which produces cured hams and bacon. Diana also owns a 50% interest in Sattel Communications Company, a partnership which was formed to develop and market telecommunications products. At April 1, 1995 and April 2, 1994, the carrying value of the Company's investment in these unconsolidated subsidiaries was $557,000 and $604,000, respectively, and is included within other assets.

     The Company's equity in the earnings (loss) of unconsolidated subsidiaries for the last three fiscal years are as follows:


                                        1995      1994      1993
                                             (In Thousands)


     Partnership                       $  28     $  49     $  63
     Fieldstone                          (35)       48         6
     Sattel Communications               (62)      ---       ---
                                        ----      ----      ----
                                       $ (69)    $  97     $  69
                                        ====      ====      ====

NOTE 10 - Extraordinary Items

     Carl and Dorothy Ossmann, Mary Leach, Wilmer and Florence Tiede, and Rosemary and Ray Ward V. The Diana Corporation, Donald E. Runge and Richard
Y. Fisher (the "Ossmann Suit"), and First Trust National Association and Norwest Bank Minnesota V. Farm House Foods Corporation and The Diana Corporation (the "First Trust Suit"). In March 1994, the remaining parties to the Ossmann Suit and the First Trust Suit entered into an Amended Memorandum of Understanding (the "Settlement") providing for settlement of the matter. In fiscal 1995, the defendants made total payments of $3,237,000 to the trustees pursuant to the Settlement as full and complete payment of all amounts due, including principal and accrued interest with a carrying value of $3,391,000 and trustee fees and costs. In addition, a payment of $180,000 was made to the attorneys of the class pursuant to the Settlement. The Company accounted for the Settlement in accordance with SFAS No. 76, "Extinguishment of Debt" and recorded an extraordinary loss, including the direct costs of settlement, of $266,000 in fiscal 1994.

     In fiscal 1993, the Company recorded an aggregate extraordinary gain of $1,318,000 as a result of a settlement in May 1992 in the Ossmann Suit and a cash offer completed in January 1993. The May 1992 settlement, among other things, provided for Diana to issue debentures (see Note 3) to holders of Farm House Foods Corporation ("Farm House") bonds who participated in the settlement in May 1992 and who properly filed a proof of claim. Diana debentures with principal and interest totaling $2,661,000 were issued to settle $3,190,000 of Farm House bonds and $660,000 of accrued interest. The Company accounted for the May 1992 settlement in accordance with SFAS No. 15. In January 1993, the Company completed an offer to purchase Farm House bonds for cash from certain bondholders that declined to participate in the May 1992 settlement. The Company purchased $1,300,000 of Farm House bonds (principal and accrued interest) for a cash payment of $526,000. The Company accounted for the cash offer in accordance with SFAS No. 76.

     The amounts included in extraordinary items are not net of taxes due to the existence of net operating loss carryforwards (see Note 8).

NOTE 11 -  Related Party Transactions

     Certain of the Company's non-employee directors provide services to the Company and/or its subsidiaries for which they are compensated. Amounts accrued or paid to all directors for these services during fiscal 1995, 1994 and 1993 are $367,000, $329,000 and $278,000, respectively.

     Included in other assets is a receivable of $358,000 from the sellers of C&L. Pursuant to the Stock Purchase Agreement executed in connection with the acquisition of C&L, the sellers are to reimburse the Company for any of the Company's net operating losses used to offset taxable income generated by certain investments owned by C&L. As of April 1, 1995, the receivable represents 34% of the initial excess of the financial reporting basis over the income tax basis of such investments, less amounts collected for use of net operating losses in fiscal 1993 through 1995. The sellers are currently employed as officers by C&L.

     C&L leases its building and certain vehicles from certain officers of C&L. Total rent expense on such leases was $144,000, $141,000 and $158,000 for the years ended April 1, 1995, April 2, 1994 and April 3, 1993, respectively.

     Effective June 1994, the Company acquired the remaining 20% of C&L's common stock from its minority shareholders in exchange for 265,262 shares (adjusted for the 5% stock dividend paid in July 1994) of the Company's common stock. The pro forma results of operations assuming that this transaction had occurred on April 4, 1993 are as follows:



                                                Fiscal Years Ended
                                               April 1,       April 2,
                                                1995           1994
                                     (In Thousands, Except Per Share Amounts)


   Earnings (loss) before extraordinary
     items and accounting change               $ (676)        $3,747
                                                =====          =====
   Fully diluted earnings (loss) per share
     before extraordinary items and
     accounting change                         $ (.17)        $  .91
                                                =====          =====


     This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

NOTE 12 - Business Segment Information

     The Company's principal business is the wholesale distribution of meat and seafood and telecommunications equipment. The Company's wholesale meat and seafood distribution operations are principally conducted in the southeastern United States and the wholesale telecommunications distribution operations are conducted throughout the United States. There are no material foreign sales and no sales to a single customer totaling more than 10% of consolidated sales.



                                               Fiscal Years Ended
                                          April 1,   April 2,   April 3,
                                           1995        1994      1993
                                                 (In Thousands)


Net sales:
  Meat and seafood.................      $215,141   $215,333   $200,737
  Telecommunications equipment.....        35,245     28,308     21,517
  Corporate........................           ---        ---        ---
                                          -------    -------    -------
                                         $250,386   $243,641   $222,254
                                          =======    =======    =======
Operating earnings (loss):
  Meat and seafood.................      $    234   $  1,013   $    587
  Telecommunications equipment.....         2,734      2,549      1,778
  Corporate........................        (2,511)       879       (383)
                                          -------    -------    -------
                                         $    457   $  4,441   $  1,982
                                          =======    =======    =======
Depreciation and amortization:
  Meat and seafood.................      $    605   $    551   $    420
  Telecommunications equipment.....           524        496        412
  Corporate........................            25         51         20
                                          -------    -------    -------
                                         $  1,154   $  1,098   $    852
                                          =======    =======    =======

Capital expenditures:
  Meat and seafood.................      $    474   $    655   $    277
  Telecommunications equipment.....           113        217        103
  Corporate........................            12          3          5
                                          -------    -------    -------
                                         $    599   $    875   $    385
                                          =======    =======    =======
Identifiable assets:
  Meat and seafood.................      $ 20,569   $ 21,329   $ 17,956
  Telecommunications equipment.....        16,720     18,109     12,798
  Corporate........................         8,038     14,605     15,318
                                          -------    -------    -------
                                         $ 45,327   $ 54,043   $ 46,072
                                          =======    =======    =======

                                   30

NOTE 13 - STATEMENT OF CASH FLOWS

     Supplemental cash flow information is as follows for the last three fiscal years:


                                            1995       1994       1993
                                                  (In Thousands)


Change in current assets and
 liabilities:
   Restricted short-term investments      $   330    $   ---    $ 1,457
   Receivables.........................       189     (3,797)    (1,196)
   Inventories.........................     3,204     (4,760)       601
   Other current assets................      (162)      (218)       (61)
   Accounts payable....................       718      4,287     (3,280)
   Other current liabilities...........       135        133       (359)
                                           ------     ------     ------
                                          $ 4,414    $(4,355)   $(2,838)
                                           ======     ======     ======
Supplemental information:
 Interest paid.........................   $ 1,001    $ 1,090    $   556

Non-cash transactions:
 Purchase of minority interest with
  common stock.........................     1,895        ---        ---
 Reduction of net liabilities of
  unconsolidated subsidiary............       ---        655        ---
 Purchase of property and equipment
  financed by seller...................       ---        320        134
 Record obligation for Diana debentures
  and capitalized interest.............       ---        ---      2,660


NOTE 14 - Quarterly Results of Operations (Unaudited)

     Fiscal Year Ended April 1, 1995:


                                 12 Weeks   12 Weeks   12 Weeks   16 Weeks
                                  Ended      Ended      Ended      Ended
                                 April 1,  January 7, October 15, July 23,
                                  1995        1995        1994      1994
                                 (In Thousands, Except Per Share Amounts)


Net sales....................... $64,223    $55,159    $56,255    $74,749
Cost of sales...................  62,218     52,274     53,059     71,647
Earnings (loss) before extra-
 ordinary items and accounting
 change.........................    (749)       392        424       (787)
Earnings (loss) per common share    (.19)       .10        .10       (.22)

                                   31

     Fiscal Year Ended April 2, 1994:



                                 12 Weeks   12 Weeks   12 Weeks   16 Weeks
                                  Ended      Ended      Ended      Ended
                                 April 2,  January 8, October 16, July 24,
                                  1994        1994        1993      1993
                                 (In Thousands, Except Per Share Amounts)


Net sales....................... $58,809    $56,695    $55,318    $72,819
Cost of sales...................  55,980     54,034     52,513     70,213
Earnings (loss) before extra-
 ordinary items and accounting
 change.........................   1,876      1,746        819       (984)
Earnings (loss) per common share     .48        .48        .23       (.27)


     During the fourth quarter of fiscal 1994, the Company recorded non-operating income of $1,500,000 due to the reversal of a provision of $1,500,000 recorded in the first quarter of fiscal 1994 related to the litigation discussed in Note 10.

     The first quarter of fiscal 1994 was restated to reflect the cumulative effect as of April 4, 1993 of adopting SFAS No. 109 (see Note 8). For the sixteen weeks ended July 24, 1993, loss before extraordinary items and cumulative effect of accounting change was increased by $12,000, or $.00 per share, and net loss was reduced by $250,000, or $.07 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None

                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors is incorporated by reference from the Election of Directors and Principal Shareholders sections of the Company's definitive proxy statement for the annual meeting of shareholders on August 17, 1995.

     Information regarding the executive officers, which is not a part of the Company's definitive proxy statement, is set forth below:

      Name              Age                      Position

Richard Y. Fisher        62       Chairman of the Board

Donald E. Runge          57       President, effective April 2, 1995

Sydney B. Lilly          66       Senior Vice President, effective April 2,
                                   1995

R. Scott Miswald         39       Vice President, Treasurer and Controller

Keith R. Steffel         34       Secretary

     The following information is furnished with respect to each executive officer who is not also a Director of the Company:

     R. Scott Miswald, a Certified Public Accountant, became Vice President of the Company in June 1992, Controller of the Company in July 1985 and Treasurer in December 1989; Chief Accounting Officer of Entree since November 1990, Secretary and Treasurer since April 1991.

     Keith R. Steffel, a Certified Public Accountant, became Secretary in June 1992 and was Assistant Secretary from December 1989 to June 1992. Mr. Steffel has been employed by the Company as Assistant Controller since January 1986.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Executive Compensation section of the Company's definitive proxy statement for the annual meeting of shareholders on August 17, 1995 [excluding the portions thereof specified in Regulation S-K 402(a) (8)].

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Principal Shareholders section of the Company's definitive proxy statement for the annual meeting of shareholders on August 17, 1995.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Compensation Committee Interlocks and Insider Participation section of the Company's definitive proxy statement for the annual meeting of shareholders on August 17, 1995.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                 Form 10-K
(a)  Financial Statements and Financial Statement Schedules     Page Number

     The following consolidated financial statements of The Diana Corporation and its subsidiaries are included in Item 8:

     Report of Ernst & Young LLP, Independent Auditors                12

     Consolidated Balance Sheets - April 1, 1995
     and April 2, 1994                                                13

     Consolidated Statements of Operations - Fiscal
     Years Ended April 1, 1995, April 2, 1994 and
     April 3, 1993                                                    14

     Consolidated Statements of Changes in Shareholders'
     Equity - Fiscal Years Ended April 1, 1995,
     April 2, 1994 and April 3, 1993                                  15

     Consolidated Statements of Cash Flows -
     Fiscal Years Ended April 1, 1995,
     April 2, 1994 and April 3, 1993                                  16

     Notes to Consolidated Financial Statements                       17

     The following consolidated financial statement schedules of The Diana Corporation are included in Item 14(d):

     Schedule I -  Condensed Financial Information of Registrant      37

     Schedule II - Valuation and Qualifying Accounts                  41

        All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  Reports on Form 8-K:

        No reports on Form 8-K were filed during the last quarter of fiscal
        1995.

(c)     Exhibits

Exhibit
Number    Description

 3.1 Restated Certificate of Incorporation, as amended September 1, 1992 (incorporated herein by reference to Exhibit 3.1 of Registrant's Form 10-K for the year ended April 3, 1993).

 3.2 By-Laws of Registrant, as amended (April 2, 1991) (incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended March 30, 1991).

 4.1 Loan and Security Agreement between Sanwa Business Credit Corporation and C&L Communications, Inc. dated December 23, 1991 (incorporated herein by reference to Exhibit 10.12 of Registrant's Form 10-K for year ended March 28, 1992).

 4.2 Amendment to Loan and Security Agreement and Waiver between Sanwa Business Credit Corporation and C&L Communications, Inc. dated June 25, 1993 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended July 24, 1993).

 4.3       Amendment to Loan and Security Agreement between C&L
           Communications, Inc. and Sanwa Business Credit Corporation dated November 23, 1993 (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 10-Q for the period ended October 16, 1993).

 4.4       Amendment to Loan and Security Agreement between C&L
           Communications, Inc. and Sanwa Business Credit dated August 15, 1994 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended July 23, 1994).

 4.5 Loan and Security Agreement between Barclays Business Credit, Inc. and Atlanta Provision Company, Inc. dated November 24, 1992 (incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-Q for the 40 weeks ended January 2, 1993).

 4.6 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Barclays Business Credit, Inc. dated June 25, 1993 (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 10-Q for the period ended July 24, 1993).

 4.7 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Barclays Business Credit, Inc. dated September 9, 1993 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended October 16, 1993).

 4.8 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Barclays Business Credit, Inc. dated June 1, 1994 (incorporated herein by reference to Exhibit 4.8 of Registrant's Form 10-K for the year ended April 2, 1994).

 4.9 Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Shawmut Capital Corporation (successor to Barclays Business Credit, Inc.) dated June 28, 1995.

Exhibit
Number     Description

4.10 Certain other long-term debt as described in Note 3 of Notes to Consolidated Financial Statements. The Registrant agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt.

10.1 Employment Arrangement between Richard Y. Fisher and the Registrant effective April 4, 1993 and ending April 1, 1995 (incorporated herein by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended April 3, 1993).*

10.2 Amended and Restated Employment Agreement between Richard Y. Fisher and The Diana Corporation dated April 2, 1995.*

10.3 Employment Agreement between Donald E. Runge and Farm House Foods Corporation dated October 16, 1987, which was guaranteed by the Registrant on September 29, 1988 (incorporated herein by reference to Exhibit 10.14 of Registrant's Form 10-K for the year ended April 3, 1993).*

10.4 Employment Agreement between Donald E. Runge and The Diana Corporation dated April 2, 1995.*

10.5 Employment Agreement between Sydney B. Lilly and The Diana Corporation dated April 2, 1995.*

10.6 Consulting Agreement dated December 23, 1991 and ending December 23, 1996 between C&L Acquisition Corporation and Jack E. Donnelly (incorporated herein by reference to Exhibit 10.11 of Registrant's Form 10-K for the year ended April 3, 1993).*

10.7 Amendment to Consulting Agreement between C&L Acquisition Corporation and Jack E. Donnelly dated March 7, 1995.*

10.8 1986 Nonqualified Stock Option Plan of Registrant as amended (incorporated herein by reference to Exhibit 10.13 of Registrant'
s
           Form 10-K for the year ended April 3, 1993).*

10.9 1993 Nonqualified Stock Option Plan of Entree Corporation (incorporated herein by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended April 2, 1994).*

10.10 Agreement dated May 13, 1992 between Atlanta Provision Company, Inc. and the United Food & Commercial Worker's District Union #442 (incorporated herein by reference to Exhibit 10.15 of Registrant's Form 10-K for the year ended March 28, 1992).

11         Computation of Earnings Per Share

22         Subsidiaries of Registrant

23         Consent of Independent Auditors

27         Financial Data Schedule
___________________________________________________________________________
* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                  THE DIANA CORPORATION AND SUBSIDIARIES
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED BALANCE SHEETS
                              (In Thousands)



                                                     April 1,   April 2,
                                                       1995       1994

                                   ASSETS



Current assets:
  Restricted short-term investment.................  $   300    $   ---
  Receivables......................................       67      1,441
  Other current assets.............................       22         16
                                                      ------     ------
    Total current assets...........................      389      1,457

Equipment (net)....................................       16         13
Investments in and advances to unconsolidated
 subsidiary........................................   23,789     24,903
                                                      ------     ------
                                                     $24,194    $26,373
                                                      ======     ======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accrued liabilities..............................  $   682    $   529
  Current portion of long-term debt................      141        261
                                                      ------     ------
    Total current liabilities......................      823        790

Long-term debt.....................................    2,099      2,240
Other liabilities..................................      845        876
Net liabilities of unconsolidated subsidiary.......      698      3,615


Shareholders' equity:
  Common stock.....................................    4,810      4,638
  Additional paid-in capital.......................   48,548     46,241
  Accumulated deficit..............................  (28,178)   (25,449)
  Unrealized loss on marketable securities.........     (713)      (412)
  Treasury stock...................................   (4,738)    (6,166)
                                                      ------     ------
    Total shareholders' equity.....................   19,729     18,852
                                                      ------     ------
                                                     $24,194    $26,373
                                                      ======     ======

See notes to condensed financial statements and notes to consolidated financial statements.

                  THE DIANA CORPORATION AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                        STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Amounts)



                                                Fiscal Year Ended
                                         April 1,    April 2,    April 3,
                                           1995        1994        1993


Other income..........................   $    47     $   755     $    31

Selling and administrative expenses...    (1,621)     (1,388)     (1,258)

Interest expense......................      (112)       (119)       (124)

Non-operating income..................       199         208         625

Income tax credit.....................       ---         400         ---

Equity in earnings of
 unconsolidated subsidiary............       767       3,601       2,583
                                          ------      ------      ------
Earnings (loss) before extraordinary
 items and accounting change..........      (720)      3,457       1,857

Extraordinary items...................       ---        (266)      1,318
                                          ------      ------      ------
Earnings (loss) before accounting
 change...............................      (720)      3,191       3,175

Cumulative effect of accounting change       ---         262         ---
                                          ------      ------      ------
Net earnings (loss)...................   $  (720)    $ 3,453     $ 3,175
                                          ======      ======      ======
Earnings (loss) per common share:
 Primary
   Before extraordinary items.........   $  (.19)    $   .93     $   .51
   Extraordinary items................       ---        (.07)        .36
   Accounting change..................       ---         .07         ---
                                          ------      ------      ------
   Net earnings (loss)................   $  (.19)    $   .93     $   .87
                                          ======      ======      ======
 Fully diluted
   Before extraordinary items.........   $  (.19)    $   .89     $   .51
   Extraordinary items................       ---        (.07)        .36
   Accounting change..................       ---         .07         ---
                                          ------      ------      ------
   Net earnings (loss)................   $  (.19)    $   .89     $   .87
                                          ======      ======      ======
Weighted average number of common
 shares outstanding
   Primary............................     3,832       3,727       3,629
                                          ======      ======      ======
   Fully diluted......................     3,832       3,861       3,629
                                          ======      ======      ======


See notes to condensed financial statements and notes to consolidated financial statements.

                  THE DIANA CORPORATION AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                         STATEMENTS OF CASH FLOWS
                              (In Thousands)



                                                    Fiscal Year Ended
                                              April 1,  April 2,  April 3,
                                                1995      1994      1993


Operating activities
 Earnings (loss) before extraordinary items
  and accounting change.....................  $  (720)  $ 3,457   $ 1,857
 Adjustments to reconcile earnings (loss)
  to net cash used by operating activities:
   Depreciation & amortization..............        8        10        13
   Equity in earnings of unconsolidated
    subsidiary..............................     (767)   (3,601)   (2,583)
   Non-operating income.....................      ---      (208)     (625)
   Changes in operating assets and
    liabilities:
     Restricted short-term investment.......     (300)      ---      (660)
     Receivables............................    1,374    (1,370)      (20)
     Payments of net liabilities of
      unconsolidated subsidiary.............      (95)     (361)      (63)
     Other..................................      119       184      (573)
                                               ------    ------    ------
Net cash used by operating activities.......     (381)   (1,889)   (2,654)

Investing activities
  Additions to equipment....................      (11)       (3)       (5)
  Changes in investments in and advances to
   unconsolidated subsidiary................    3,475     2,318     4,023
                                               ------    ------    ------
Net cash provided by investing activities...    3,464     2,315     4,018

Financing activities
 Payments on long-term debt.................     (261)     (261)     (261)
 Purchases of treasury stock................      ---       ---        (9)
 Payments toward bond settlements...........   (2,822)     (178)   (1,081)
                                               ------    ------    ------
Net cash used by financing activities.......   (3,083)     (439)   (1,351)
                                               ------    ------    ------
Increase (decrease) in cash.................      ---       (13)       13
Cash at the beginning of the year...........      ---        13       ---
                                               ------    ------    ------
Cash at the end of the year.................  $   ---   $   ---   $    13
                                               ======    ======    ======
Supplemental information:
 Interest paid..............................  $    11   $    17   $    25

Non-cash transactions:
 Purchase of minority interest with common
  stock.....................................    1,895       ---       ---
 Reduction of net liabilities of
  unconsolidated subsidiary.................      ---       655       ---



See notes to condensed financial statements and notes to consolidated financial statements.

                  THE DIANA CORPORATION AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS



NOTE 1 - LONG-TERM OBLIGATIONS

          Approximate annual amounts due on long-term obligations for the five years subsequent to April 1, 1995 are:

                           1996           $ 141,000
                           1997             141,000
                           1998             141,000
                           1999             141,000
                           2000             141,000


NOTE 2 - COMMITMENTS AND CONTINGENCIES

          Diana leases its corporate office space under a noncancelable lease with a rental commitment of $30,000 in fiscal 1996.

          Diana has guaranteed obligations of an unconsolidated subsidiary not to exceed $1,050,000 of which $255,000 was outstanding at April 1, 1995.

                  THE DIANA CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS



                                                 Fiscal Year Ended
                                           April 1,   April 2,   April 3,
                                             1995       1994       1993
                                                   (In Thousands)


Valuation accounts deducted in balance
 sheet from assets to which they apply:
Allowance for doubtful accounts:
    Balance at beginning of period......   $  517     $  784     $  739
    Additions -
      Charged to costs and expenses.....      313        153        406
    Reductions -
      Accounts written off, net of
       recoveries.......................     (230)      (420)      (361)
                                            -----      -----      -----
    Balance at end of period............   $  600     $  517     $  784
                                            =====      =====      =====
Allowance for unrealized losses on
  inventory:
    Balance at beginning of period......   $  106     $  345     $  193
    Additions -
     Charged to costs and expenses......      273        123        206
    Reductions -
     Amounts written off on sale of
      inventories.......................     (190)      (362)       (54)
                                            =====      =====      =====
    Balance at end of period............   $  189     $  106     $  345
                                            =====      =====      =====
Allowance for net unrealized losses on
 current marketable securities:
    Balance at beginning of period......   $  412     $  ---     $  ---
    Addition-charge against
     shareholders' equity...............      301        412        ---
                                            -----      -----      -----
    Balance at end of period............   $  713     $  412     $  ---
                                            =====      =====      =====

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 29th day of June, 1995.

                                        THE DIANA CORPORATION



                                        By /s/ Richard Y. Fisher
                                           Richard Y. Fisher, Chairman of the
                                            Board

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      Signature                    Title                     Date


/s/ Richard Y. Fisher     Chairman of the Board
Richard Y. Fisher          (Principal Executive Officer)


/s/ Donald E. Runge       President and Director
Donald E. Runge


/s/ Sydney B. Lilly       Senior Vice President and       June 29, 1995
Sydney B. Lilly            Director


/s/ R. Scott Miswald      Vice President, Treasurer and
R. Scott Miswald           Controller (Principal Financial
                           and Accounting Officer)

/s/ Edward J. Bailey      Director
Edward J. Bailey


                          Director
Donald D. Barr


/s/ Jack E. Donnelly      Director
Jack E. Donnelly


/s/ Jay M. Lieberman      Director
Jay M. Lieberman