Form 10-Q
period 1995-07-22
DIANA CORP
filed 1995-09-01
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended            July 22, 1995

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

                                                            X  Yes   ___ No


     At August 15, 1995, the registrant had issued and outstanding an aggregate of 3,914,837 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                    July 22,     April 1,
                                                     1995          1995
                                                   ---------    ----------
                                                         (Unaudited)

                                  Assets
Current assets
  Cash and cash equivalents                       $  5,671      $  2,440
  Restricted short-term investment                     300           300
  Marketable securities                              2,267         6,211
  Receivables                                       12,928        14,785
  Inventories                                        9,561        12,237
  Other current assets                                 384           390
                                                    ------        ------
    Total current assets                            31,111        36,363

Property and equipment                               3,730         3,803
Intangible assets                                    4,007         4,137
Other assets                                           950         1,024
                                                    ------        ------
                                                  $ 39,798      $ 45,327
                                                    ======        ======

              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  9,242      $ 12,355
  Accrued liabilities                                1,622         1,390
  Current portion of long-term debt                    957         3,129
                                                    ------        ------
    Total current liabilities                       11,821        16,874

Long-term debt                                       6,882         6,981
Other liabilities                                    1,707         1,743
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        4,810         4,810
  Additional paid-in capital                        48,548        48,548
  Accumulated deficit                              (28,579)      (28,178)
  Unrealized loss on marketable securities            (653)         (713)
  Treasury stock                                    (4,738)       (4,738)
                                                    ------        ------
    Total shareholders' equity                      19,388        19,729
                                                    ------        ------
                                                  $ 39,798      $ 45,327
                                                    ======        ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                                                       16 Weeks Ended
                                                  July 22,        July 23,
                                                    1995            1994
                                                 ----------      ----------
Net sales                                        $ 81,553        $ 74,749
Other income (loss)                                   135            (418)
                                                   ------          ------
                                                   81,688          74,331

Cost of sales                                      78,931          71,647
Selling and administrative expenses                 2,751           2,926
                                                   ------          ------
Operating earnings (loss)                               6            (242)

Interest expense                                     (335)           (360)
Non-operating expense                                 ---            (165)
Minority interest                                     ---             (44)
Equity in earnings (loss) of
  unconsolidated subsidiaries                         (72)             24
                                                   ------          ------
Net loss                                         $   (401)       $   (787)
                                                   ======          ======
Loss per common share                            $   (.10)       $   (.22)
                                                   ======          ======
Weighted average number of common shares
  outstanding                                       3,915           3,646
                                                   ======          ======


See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                      16 Weeks Ended
                                                   July 22,       July 23,
                                                     1995           1994
                                                  ----------     ----------
Operating Activities:
  Net loss                                         $  (401)       $  (787)
  Reconciliation of net loss to net cash
   provided by operating activities:
    Loss on sales of marketable securities             ---            739
    Depreciation and amortization                      364            316
    Provision for deferred compensation                 65             86
    Minority interest                                  ---             44
    Equity in (earnings) loss of
      unconsolidated subsidiaries                       72            (24)
    Payments of deferred compensation                  (96)           (68)
    Changes in operating assets and liabilities      1,609          4,954
                                                    ------         ------
Net cash provided by operating activities            1,613          5,260

Investing activities:
  Additions to property and equipment                 (147)          (100)
  Purchases of marketable securities                  (161)        (1,500)
  Sales of marketable securities                     4,200          4,172
  Other                                                 (3)            54
                                                   -------         ------
Net cash provided by investing activities            3,889          2,626

Financing activities:
  Changes in short-term borrowings                     ---         (1,092)
  Payments on long-term debt                        (2,271)        (3,367)
  Payment toward bond settlement                       ---         (2,822)
                                                    ------         ------
Net cash used by financing activities               (2,271)        (7,281)
                                                    ------         ------
Increase in cash and cash equivalents                3,231            605

Cash and cash equivalents at the
  beginning of the period                            2,440          1,661
                                                    ------         ------
Cash and cash equivalents at the end
  of the period                                    $ 5,671        $ 2,266
                                                    ======         ======


See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                              July 22, 1995
                               (Unaudited)


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen weeks ended July 22, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended March 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 1995.

     The computation of loss per common share is based on the weighted average common shares outstanding and dilutive common stock equivalents (stock options).


NOTE 2 - Commitments and Contingencies

     In connection with the sale in fiscal 1985 of substantially all of the assets of Diana's wholesale food business, the buyer assumed certain indebtedness of Diana for which Diana had remained primarily liable. The debt has been repaid and Diana's contingency has been extinguished.

     C&L Communications, Inc. ("C&L") participates in an equipment leasing arrangement. C&L is subject to a future subscription obligation relating to the equipment lease for approximately $469,000 at July 22, 1995, if income from the underlying lease is insufficient to fund future operations of the arrangement. The lease for equipment expires in January 1999. The sellers have indemnified the Company with respect to any future subscription obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following is a summary of sales for the first quarter of fiscal 1996 and 1995, including sales by significant product line for APC (in thousands):

                                    1996      1995
                                    ----      ----
          C&L                    $  6,266  $  8,812

          Beef                     36,056    34,200
          Pork                     16,500    13,486
          Other                    22,731    18,251
                                   ------    ------
            APC Total              75,287    65,937
                                   ------    ------
                                 $ 81,553  $ 74,749
                                   ======    ======

     For the sixteen weeks ended July 22, 1995, net sales increased $6,804,000 or 9.1% over fiscal 1995 first quarter net sales. C&L's net sales decreased $2,546,000 or 28.9% from fiscal 1995 first quarter net sales primarily due to lower call controller sales and lower sales of digital network communications products. The market for call controllers has been negatively impacted by a continuing consolidation of long distance carriers and continuing growth of equal access resulting in a reduction of demand for the product. In addition, C&L has attempted to maintain and increase its margins on network communications products that it distributes.
Consequently, C&L has lost some of this business to distributors providing this product at a lower cost than C&L. APC's overall volume (based on tonnage) during this period increased by 6.6% and net sales increased $9,350,000 or 14.2% over fiscal 1995 first quarter net sales. The average sales price per pound increased from $1.21 per pound in fiscal 1995 to $1.29 per pound in fiscal 1996 due to a change in the product mix. The increase in net sales is attributable to increased business resulting from the addition of Sam's Club as a customer in December 1994. Sales to Sam's Club during the first quarter of fiscal 1996 accounted for more than 25% of APC's net sales.

     Other income (loss) improved from a loss of $418,000 for the sixteen weeks ended July 23, 1994 to income of $135,000 for the sixteen weeks ended July 22, 1995. During the first quarter of 1995, the Company did not incur any gains or losses on sales of marketable securities as compared to a loss of $739,000 incurred during the first quarter of fiscal 1995. In addition, during the first quarter of fiscal 1996, the Company had a smaller amount of investments in corporate debt as compared to the same period of time in fiscal 1995 resulting in lower interest income. During the second quarter of fiscal 1995, the Company reduced its investments in corporate debt in amounts sufficient enough to eliminate all margin borrowings incurred to acquire these investments. Throughout fiscal 1995 the Company was decreasing its investments in corporate debt due to the decrease in interest rates.

     For the sixteen weeks ended July 22, 1995, gross profit decreased $480,000 or 15.5% from the same period in fiscal 1995. On a consolidated basis, gross profit as a percentage of net sales was 3.2% in the first quarter of fiscal 1996 as compared to 4.1% in the first quarter of fiscal 1995. The decrease in the gross profit percentage is primarily attributable to the decrease in APC's gross profit percentage discussed below. C&L's gross profit as a percentage of net sales was 20.1% in fiscal 1996 as compared to 19.8% in fiscal 1995. The increase in C&L's gross profit percentage in fiscal 1996 is due to an increase in the gross profit percentage of digital network communications products as discussed above. APC's gross profit as a percentage of net sales was 1.8% in the first quarter of fiscal 1996 as compared to 2.1% in fiscal 1995. APC's gross profit percentage decreased primarily because of the continuation of inefficiencies incurred in APC's transportation operations. Transportation expenses as a percentage of net sales remained unchanged from levels attained during the fourth quarter of fiscal 1995, however, as a percentage of net sales these expenses increased .2% from the first quarter of fiscal 1995. During the first quarter of fiscal 1996 APC hired a general manager whose initial focus is cost containment and reduction. In addition, in May 1995 APC entered into a new two year collective bargaining agreement with certain of its warehouse and transportation employees. This agreement provided for, among other things, a one time signing bonus for eligible employees which was expensed during the first quarter of fiscal 1996 and the implementation of health insurance coverage partially covered by APC. The additional costs incurred by APC during the first quarter of fiscal 1996 resulting from this agreement amounted to approximately $70,000 or .1% of net sales.

     For the sixteen weeks ended July 22, 1995, selling and administrative expenses decreased $175,000 or 6% from the same period in fiscal 1995 primarily because of lower selling expenses incurred by C&L due to its lower sales levels. Selling and administrative expenses as a percentage of net sales decreased from 3.9% in fiscal 1995 to 3.4% in fiscal 1996.

     For the sixteen weeks ended July 22, 1995, interest expense decreased $25,000 or 6.9%. Short term borrowings by Diana's corporate office were eliminated during the second quarter of fiscal 1995 due to the termination of margin borrowings on marketable security investments.

     For the sixteen weeks ended July 23, 1994, the non-operating expense of $165,000 represents a charge related to the settlement of a discrimination suit brought by a former employee of one of the Company's subsidiaries.

     Equity in earnings (loss) of unconsolidated subsidiaries changed from earnings of $24,000 during the first quarter of fiscal 1995 to a loss of $72,000 for the same period of time in fiscal 1996. Diana's unconsolidated subsidiary, Sattel Communications Company ("Satcom") incurred a loss during the first quarter of fiscal 1995 as it incurred expenses related to the development of its business. Satcom was formed in December 1994. In addition, APC's unconsolidated subsidiary incurred a loss during the first quarter of fiscal 1996 due to lower sales and increased operating expenses.

LIQUIDITY AND CAPITAL RESOURCES

The Company recorded cash flow from operating activities of $1,613,000 during the first quarter of fiscal 1996 as compared to $5,260,000 for the same period of time in fiscal 1995. The fiscal 1995 cash flow from operating activities included reductions in receivables of $1,317,000 and reductions in inventories of $2,434,000. The cash flow from operating activities during the first quarter of fiscal 1996 is primarily attributable to the following changes in operating assets and liabilities: a) inventories decreased by $2,676,000 or 21.9% from April 1, 1995 due to better management of inventory through a reduction in inventory levels and increased inventory turnover; b) receivables decreased $1,857,000 or 12.6% from April 1, 1995 primarily due to faster collection of receivables from Sam's Club; and c) accounts payable decreased $3,113,000 or 25.2% from April 1, 1995 primarily due to lower inventory levels and APC's intent to reduce its accounts payable to inventory ratio from that at April 1, 1995.

    In the first quarter of fiscal 1996, the Company had $147,000 of capital expenditures. C&L's and APC's Loan and Security Agreements include covenants that restrict capital expenditures. In fiscal 1996, C&L's and APC's capital expenditures will be limited to $900,000 because of covenants in their Loan and Security Agreements that restrict capital expenditures.

    During the first quarter of fiscal 1995, the Company's investment of $4,200,000 in Treasury securities matured and was reinvested in a money market fund which is the primary reason for the decrease in marketable securities and the increase in cash and cash equivalents.

    C&L's credit facility provides for a revolving line of credit of up to $6,000,000 with interest at the prime rate plus .25% through December 1995. At July 22, 1995, C&L borrowed $276,000 and had available unused borrowing capacity of $4,568,000.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2% through November 1997. A $2 million letter of credit facility is included within the total credit facility. At July 22, 1995, APC borrowed $4,343,000 and had letters of credit of $1,500,000 issued on its behalf. At July 22, 1995, APC had available unused borrowing capacity of $2,158,000. APC management estimates that the minimum level of borrowings that will be outstanding for the remainder of the fiscal year will be approximately $4,000,000 and has classified $343,000 of the amount outstanding as a current liability. In August 1995, APC and its lender entered into a waiver and amendment agreement relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1996.

                        Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

                4.1  -   Amendment to Loan and Security Agreement between
                         Atlanta Provision Company, Inc. and Shawmut
                         Capital Corporation dated August 31, 1995.

               10.1  -   Agreement dated May 14, 1995 between Atlanta
                         Provision Company, Inc. and The United Food &
                         Commercial Workers Union Local 1996.

               27    -   Financial Data Schedule

          b) A Form 8-K dated July 5, 1995 was filed by the Company which covered:

               Item 5.   Other Events
                         Press release dated July 5, 1995 announcing that the Company entered into an agreement to acquire a majority interest in ATI Communications.

                                Signatures



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE DIANA CORPORATION





                                             By:/s/ Richard Y. Fisher
                                                 Richard Y. Fisher
                                                 Chairman of the Board
                                                 (Principal Executive
                                                 Officer)





                                             By:/s/ R. Scott Miswald
                                                 R. Scott Miswald
                                                 Vice President, Treasurer
                                                 and Controller (Principal
                                                 Financial and Accounting
                                                 Officer)




DATE:  September 1, 1995