Form 10-Q
period 1995-10-14
DIANA CORP
filed 1995-11-28
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended          October 14, 1995

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

                                                            X  Yes   ___ No


     At October 31, 1995, the registrant had issued and outstanding an aggregate of 3,921,566 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                  October 14,    April 1,
                                                     1995          1995
                                                  -----------   ----------
                                                  (Unaudited)

                                  Assets
Current assets
  Cash and cash equivalents                       $  5,792      $  2,440
  Restricted short-term investment                      81           300
  Marketable securities                              2,582         6,211
  Receivables                                       13,242        14,785
  Inventories                                        9,157        12,237
  Other current assets                                 612           390
                                                    ------       -------
    Total current assets                            31,466        36,363

Property and equipment, net                          3,631         3,803
Intangible assets                                    3,882         4,137
Other assets                                         1,166         1,024
                                                    ------        ------
                                                  $ 40,145      $ 45,327
                                                    ======        ======

              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $ 10,426      $ 12,355
  Accrued liabilities                                1,334         1,390
  Current portion of long-term debt                    753         3,129
                                                    ------        ------
    Total current liabilities                       12,513        16,874

Long-term debt                                       6,860         6,981
Other liabilities                                    1,184         1,743
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        4,810         4,810
  Additional paid-in capital                        48,560        48,548
  Accumulated deficit                              (28,433)      (28,178)
  Unrealized loss on marketable securities            (646)         (713)
  Treasury stock                                    (4,703)       (4,738)
                                                    ------        ------
    Total shareholders' equity                      19,588        19,729
                                                    ------        ------
                                                  $ 40,145      $ 45,327
                                                    ======        ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              12 Weeks Ended             28 Weeks Ended
                         ------------------------   ------------------------
                         October 14,  October 15,   October 14,  October 15,
                            1995         1994          1995         1994
                         -----------  -----------   -----------  ----------
Net sales                 $ 60,828     $ 56,255     $ 142,382    $ 131,004
Other income (loss)            198         (302)          333         (720)
                            ------       ------       -------      -------
                            61,026       55,953       142,715      130,284

Cost of sales               58,497       53,059       137,429      124,706
Selling and administra-
 tive expenses               2,181        2,485         4,932        5,411
                            ------       ------       -------      -------
Operating earnings             348          409           354          167

Interest expense              (207)        (224)         (542)        (584)
Non-operating income           ---          233           ---           68
Minority interest              ---          ---           ---          (44)
Equity in earnings (loss)
 of unconsolidated
 subsidiaries                    5            6           (67)          30
                            ------       ------       -------      -------
Net earnings (loss)       $    146     $    424     $    (255)   $    (363)
                            ======       ======       =======      =======
Earnings (loss) per
 common share:
  Primary                 $    .04     $    .10      $   (.07)    $   (.10)
                            ======       ======       =======      =======
  Fully diluted           $    .03     $    .10      $   (.07)    $   (.10)
                            ======       ======       =======      =======

Weighted average number
 of common shares
 outstanding:
  Primary                    4,134        4,075         3,917        3,761
                            ======       ======       =======      =======
  Fully diluted              4,249        4,075         3,917        3,761
                            ======       ======       =======      =======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                       28 Weeks Ended
                                                       --------------
                                                  October 14,   October 15,
                                                     1995          1994
                                                  -----------   ----------
Operating Activities:
  Net loss                                         $  (255)      $  (363)
  Reconciliation of net loss to net cash
   provided by operating activities:
    Loss on sales of marketable securities             ---         1,170
    Depreciation and amortization                      669           591
    Minority interest                                  ---            44
    Equity in (earnings) loss of
      unconsolidated subsidiaries                       67           (30)
    Payment of net liabilities of
      unconsolidated subsidiary                       (233)          ---
    Changes in operating assets and liabilities      2,343         3,531
                                                    ------        ------

Net cash provided by operating activities            2,591         4,943

Investing activities:
  Additions to property and equipment                 (281)         (166)
  Purchases of marketable securities                  (469)       (1,499)
  Sales of marketable securities                     4,200         8,829
  Investments in unconsolidated subsidiary            (350)          ---
  Other                                                158            97
                                                    ------        ------
Net cash provided by investing activities            3,258         7,261

Financing activities:
  Changes in short-term borrowings                     ---        (2,144)
  Payments on long-term debt                        (2,497)       (3,800)
  Payment toward bond settlement                       ---        (2,822)
                                                    ------        ------
Net cash used by financing activities               (2,497)       (8,766)
                                                    ------        ------
Increase in cash and cash equivalents                3,352         3,438

Cash and cash equivalents at the
  beginning of the period                            2,440         1,661
                                                    ------        ------
Cash and cash equivalents at the end
  of the period                                    $ 5,792       $ 5,099
                                                    ======        ======
Non-cash transactions:
  Purchase of minority interest with
   common stock                                    $   ---       $ 1,895
  Payment of net liabilities of uncon-
   solidated subsidiary with restricted
   short-term investment                               219           ---


See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                             October 14, 1995
                               (Unaudited)


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-eight weeks ended October 14, 1995 are not necessarily indicative of the results that may be expected for the fiscal year ended March 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 1995.

     The computation of earnings (loss) per common share is based on the weighted average common shares outstanding and dilutive common stock equivalents (stock options).


NOTE 2 - Commitments and Contingencies

     C&L Communications, Inc. ("C&L") participates in an equipment leasing arrangement. C&L is subject to a future subscription obligation relating to the equipment lease for approximately $442,000 at October 14, 1995, if income from the underlying lease is insufficient to fund future operations of the arrangement. The lease for equipment expires in January 1999. The sellers have indemnified the Company with respect to any future subscription obligations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following is a summary of sales for the second quarter and year-to-date for fiscal 1996 and 1995, including sales by significant product line for APC (in thousands):

                               Second Quarter         Year-To-Date
                               --------------         ------------
                               1996      1995        1996       1995
                               ----      ----        ----       ----
          C&L               $  7,160  $ 10,966   $  13,427  $  19,778

          Beef                26,218    22,699      62,273     56,899
          Pork                10,469     9,174      26,969     22,660
          Other               16,981    13,416      39,713     31,667
                              ------    ------     -------    -------
            APC Total         53,668    45,289     128,955    111,226
                              ------    ------     -------    -------
                            $ 60,828  $ 56,255   $ 142,382  $ 131,004
                              ======    ======     =======    =======

     For the twelve weeks ended October 14, 1995, net sales increased $4,573,000 or 8.1% over fiscal 1995 second quarter net sales. C&L's net sales decreased $3,806,000 or 34.7% from fiscal 1995 second quarter net sales primarily due to lower call controller sales and lower sales of digital network communications products. The market for call controllers has been negatively impacted by a continuing consolidation of long distance carriers and continuing growth of equal access resulting in a reduction of demand for the product. In addition, the digital network communications marketplace in the United States is growing at a slower pace than in previous years due to the proliferation of voice T-1 circuits. Network providers are seeking faster access devices which can compress data more cost effectively. Consequently, there has been downward pricing pressure in this market which has impacted the digital products that are sold by C&L. C&L is addressing the changing dynamics in the telecommunications marketplace through the future distribution of new product lines including ISDN, ATM, frame relay and digital switches. APC's overall volume (based on tonnage) during this period increased by 7.5% and net sales increased $8,379,000 or 18.5% over fiscal 1995 second quarter net sales. The average sales price per pound increased from $1.15 per pound in fiscal 1995 to $1.28 per pound in fiscal 1996 due to a change in the product mix. The increase in net sales is attributable to increased business resulting from the addition of a customer in December 1994. Sales to this customer during the second quarter and year-to-date fiscal 1996 accounted for more than 25% of APC's net sales. APC anticipates that sales to this customer will decrease from current levels due to the discontinuance of certain higher cost routes.

     For the twenty-eight weeks ended October 14, 1995, net sales increased $11,378,000 or 8.7% over fiscal 1995 sales for the same period of time.
C&L's fiscal 1996 year-to-date sales decreased $6,351,000 or 32.1% from fiscal 1995. C&L's year-to-date sales decrease is attributable to the same factors discussed above. APC's overall volume (based on tonnage) during this period increased by 6.8% and net sales increased by $17,729,000 or 15.9% from fiscal 1995 sales. The average sales price per pound during the twenty-eight weeks ended October 14, 1995 increased from $1.18 in fiscal 1995 to $1.29 in fiscal 1996. APC's year-to-date sales increase is attributable to the same factors discussed above.

     For the twelve weeks ended October 14, 1995, other income (loss) improved from a loss of $302,000 to income of $198,000. For the twenty-eight weeks ended October 14, 1995, other income (loss) improved from a loss of $720,000 to income of $333,000. During the second quarter of fiscal 1996 and year-to-date fiscal 1996, the Company did not incur any gains or losses on sales of marketable securities as compared to losses of $430,000 and $1,170,000, respectively, incurred during the same periods of time in fiscal 1995. In addition, during fiscal 1996, the Company had smaller amounts of investments in corporate debt as compared to the same period of time in fiscal 1995 resulting in lower interest income. During the second quarter of fiscal 1995, the Company reduced its investments in corporate debt in amounts sufficient enough to eliminate all margin borrowings incurred to acquire these investments. Throughout fiscal 1995 the Company was decreasing its investments in corporate debt due to the decrease in interest rates.

     For the twelve weeks ended October 14, 1995, gross profit decreased $865,000 or 27.1% from the same period in fiscal 1995. The decrease in gross profit is primarily attributable to the reduction in C&L's sales. On a consolidated basis, gross profit as a percentage of net sales was 3.8% in the second quarter of fiscal 1996 as compared to 5.7% in the second quarter of fiscal 1995. C&L's gross profit as a percentage of net sales was 17.7% in the second quarter of fiscal 1996 as compared to 18.7% in fiscal 1995. The decrease in C&L's gross profit percentage in fiscal 1996 is attributable to lower margins on both call controllers and digital products due to the factors discussed in the sales analyses. APC's gross profit as a percentage of net sales was 2.0% in the second quarter of fiscal 1996 as compared to 2.5% in fiscal 1995. The decrease in APC's gross profit percentage in fiscal 1996 is primarily due to the customer added in December 1994.

     For the twenty-eight weeks ended October 14, 1995, gross profit decreased $1,345,000 or 21.4% from the same period in fiscal 1995. The decrease in gross profit is primarily attributable to the reduction in C&L's sales. On a consolidated basis, year-to-date gross profit as a percentage of net sales was 3.5% in fiscal 1996 as compared to 4.8% in fiscal 1995. C&L's gross profit as a percentage of net sales was 18.8% for the twenty-eight weeks ended October 14, 1995 as compared to 19.2% for the same period of time in fiscal 1995. The decrease in C&L's gross profit percentage is attributable to lower margins on call controllers due to the factors discussed in the sales analyses. APC's gross profit as a percentage of net sales for the twenty-eight weeks ended October 14, 1995 was 1.9% as compared to 2.2% for the same period of time in fiscal 1995. The decrease in APC's gross profit percentage for the twenty-eight weeks ended October 14, 1995 is primarily due to the customer added in December 1994.

     For the twelve weeks ended October 14, 1995, selling and administrative expenses decreased $304,000 or 12.2% from the same period in fiscal 1995. Selling and administrative expenses as a percentage of net sales were 3.6% for the twelve weeks ended October 14, 1995 as compared to 4.4% for the same period in fiscal 1995. Selling and administrative expenses have decreased primarily because of lower selling and marketing expenses incurred by C&L resulting from its lower sales level.

     For the twenty-eight weeks ended October 14, 1995, selling and administrative expenses decreased $479,000 or 8.9% over the same period in fiscal 1995. Selling and administrative expenses as a percentage of net sales were 3.5% for the twenty-eight weeks ended October 14, 1995 as compared to 4.1% for the same period in fiscal 1995. The decrease in selling and administrative expenses is attributable to the same factors discussed above.

     For the twelve and twenty-eight weeks ended October 14, 1995, interest expense decreased $17,000 or 7.6% and $42,000 or 7.2%, respectively, over the same periods in fiscal 1995. The decrease in interest expense for the twelve weeks ended October 14, 1995 is due to the elimination of borrowings by C&L under its line of credit for the majority of the second quarter of fiscal 1996. The decrease in interest expense for the twenty-eight weeks ended October 14, 1995 is due to the above factor and because short term borrowings by Diana's corporate office were eliminated during the second quarter of fiscal 1995 due to the termination of margin borrowings on marketable security investments.

     For the twelve weeks ended October 15, 1994, non-operating income of $233,000 was attributable to the receipt of a settlement payment pursuant to a court order. During the first quarter of fiscal 1995, a non-operating expense of $165,000 was incurred representing a charge related to the settlement of a discrimination suit brought by a former employee of one of the Company's subsidiaries.

     Equity in earnings (loss) of unconsolidated subsidiaries changed from earnings of $30,000 during the twenty-eight weeks ended October 15, 1994 to a loss of $67,000 for the same period of time in fiscal 1996. Diana's unconsolidated subsidiary, Sattel Communications Company ("Satcom") incurred a loss during fiscal 1996 primarily due to expenses incurred related to the development of its business. Satcom was formed in December 1994. In addition, APC's unconsolidated subsidiary incurred a loss during fiscal 1996 due to lower gross profit margins.

     In October 1995, C&L appointed a new chief executive officer who has excellent senior management experience in telecommunications switching and data communications. C&L's former chief executive officer will remain on C&L's Board of Directors and will provide consulting services to C&L. Subsequently, several employees resigned from C&L including, among others, the chief financial officer, the vice president of sales and marketing, the sales manager and six out of fourteen sales people. Several if not all of these former employees went to work for a newly formed competitor. C&L is in the process of replacing the departed personnel. At this time the magnitude of the impact of this on C&L's business cannot be determined.

LIQUIDITY AND CAPITAL RESOURCES

     The Company recorded cash flow from operating activities of $2,591,000 during the twenty-eight weeks ended October 14, 1995 as compared to $4,943,000 for the same period of time in fiscal 1995. The cash flow from operating activities during the twenty-eight weeks ended October 14, 1995 is primarily attributable to the following changes in operating assets and liabilities: a) inventories decreased by $3,080,000 or 25.2% from April 1, 1995; b) receivables decreased $1,543,000 or 10.4% from April 1, 1995; and c) accounts payable decreased $1,929,000 or 15.6% from April 1, 1995.

    For the twenty-eight weeks ended October 14, 1995, the Company had $281,000 of capital expenditures. C&L's and APC's Loan and Security Agreements include covenants that restrict capital expenditures. In fiscal 1996, C&L's and APC's capital expenditures will be limited to $900,000 because of covenants in their Loan and Security Agreements that restrict capital expenditures.

    C&L's credit facility provides for a revolving line of credit of up to $6,000,000 with interest at the prime rate plus .25% through December 1995. At October 14, 1995, C&L had no borrowings outstanding and available unused borrowing capacity of $4,785,000.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2.0% through November 1997. A $2 million letter of credit facility is included within the total credit facility. At October 14, 1995, APC borrowed $4,439,000 and had letters of credit of $2,000,000 issued on its behalf. At October 14, 1995, APC had available unused borrowing capacity of $2,311,000. APC management estimates that the minimum level of borrowings that will be outstanding for the remainder of the fiscal year will be approximately $4,000,000 and has classified $439,000 of the amount outstanding as a current liability. In August and November 1995, APC and its lender entered into waiver and amendment agreements relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1996. The Company is exploring options with respect to its investment in APC.

                        Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

               4.1   -   Waiver and Sixth Amendment to Loan and Security
                         Agreement between Atlanta Provision Company, Inc.
                         and Shawmut Capital Corporation dated November 28,
                         1995.

               27    -   Financial Data Schedule

          b) A Form 8-K dated October 17, 1995 was filed by the Company which covered:

               Item 5.   Other Events
                         Press release dated October 17, 1995 announcing the termination of a previously announced agreement to acquire a majority interest in ATI Communications.

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




DATE:  November 28, 1995