Form 10-Q
period 1996-01-06
DIANA CORP
filed 1996-02-09
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended          January 6, 1996

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

                                                            X  Yes   ___ No


     At January 31, 1996, the registrant had issued and outstanding an aggregate of 4,128,520 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                  January 6,     April 1,
                                                     1996          1995
                                                  ----------    ----------
                                                  (Unaudited)

                                  Assets
Current assets
  Cash and cash equivalents                       $  3,473      $  2,440
  Restricted short-term investment                      81           300
  Marketable securities                              2,204         6,211
  Receivables                                       17,150        14,785
  Inventories                                       11,081        12,237
  Other current assets                                 776           390
                                                    ------        ------
    Total current assets                            34,765        36,363

Property and equipment, net                          4,046         3,803
Intangible assets                                    6,793         4,137
Other assets                                         2,032         1,024
                                                    ------        ------
                                                  $ 47,636      $ 45,327
                                                    ======        ======

              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $ 14,455      $ 12,355
  Accrued and other current liabilities              3,282         1,390
  Current portion of long-term debt                  1,363         3,129
                                                    ------        ------
    Total current liabilities                       19,100        16,874

Long-term debt                                       8,396         6,981
Other liabilities                                    1,449         1,743
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        5,006         4,810
  Additional paid-in capital                        51,547        48,548
  Accumulated deficit                              (32,264)      (28,178)
  Unrealized loss on marketable securities            (954)         (713)
  Treasury stock                                    (4,644)       (4,738)
                                                    ------        ------
    Total shareholders' equity                      18,691        19,729
                                                    ------        ------
                                                  $ 47,636      $ 45,327
                                                    ======        ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              12 Weeks Ended             40 Weeks Ended
                         -----------------------    -----------------------
                         January 6,   January 7,    January 6,   January 7,
                            1996         1995          1996         1995
                         ----------   ----------    ----------   ----------

Net sales                 $ 61,111     $ 55,159     $ 203,493    $ 186,163
Other income (loss)            114          136           447         (584)
                            ------       ------       -------      -------
                            61,225       55,295       203,940      185,579

Cost of sales               58,658       52,274       196,087      176,980
Selling and administra-
 tive expenses               2,586        2,338         7,518        7,749
                            ------       ------       -------      -------
Operating earnings (loss)      (19)         683           335          850

Interest expense              (246)        (193)         (788)        (777)
Non-operating income           ---          ---           ---           68
Income tax expense             ---          (26)          ---          (26)
Minority interest              (12)         ---           (12)         (44)
Equity in loss of
 unconsolidated
 subsidiaries                 (321)         (72)         (388)         (42)
                            ------       ------       -------      -------
Net earnings (loss)       $   (598)    $    392     $    (853)   $      29
                            ======       ======       =======      =======
Earnings (loss) per
 common share             $   (.15)    $    .09      $   (.21)    $    .01
                            ======       ======       =======      =======
Weighted average number
 of common shares
 outstanding                 4,122        4,278         4,117        4,198
                            ======       ======       =======      =======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                      40 Weeks Ended
                                                      --------------
                                                  January 6,    January 7,
                                                     1996          1995
                                                  ----------    ----------
Operating Activities:
  Net earnings (loss)                              $  (853)      $    29
  Reconciliation of net earnings (loss) to
   net cash provided by operating activities:
    Loss on sales of marketable securities             ---         1,227
    Depreciation and amortization                      983           865
    Minority interest                                   12            44
    Equity in loss of unconsolidated
      subsidiaries                                     388            42
    Payment of net liabilities of
      unconsolidated subsidiary                       (238)         (111)
    Changes in operating assets and liabilities      3,986         4,906
                                                    ------        ------
Net cash provided by operating activities            4,278         7,002

Investing activities:
  Acquisition of Valley, net of cash acquired       (3,999)          ---
  Additions to property and equipment                 (436)         (320)
  Purchases of marketable securities                  (469)       (5,647)
  Sales of marketable securities                     4,273         9,276
  Investments in unconsolidated subsidiary          (1,481)          ---
  Other                                                256           142
                                                    ------        ------
Net cash provided by investing activities           (1,856)        3,451

Financing activities:
  Changes in short-term borrowings                     ---        (2,144)
  Changes in long-term debt                         (1,340)       (4,689)
  Payment toward bond settlement                       ---        (2,822)
  Other                                                (49)          ---
                                                    ------        ------
Net cash used by financing activities               (1,389)       (9,655)
                                                    ------        ------
Increase in cash and cash equivalents                1,033           798

Cash and cash equivalents at the
  beginning of the period                            2,440         1,661
                                                    ------        ------
Cash and cash equivalents at the end
  of the period                                    $ 3,473       $ 2,459
                                                    ======        ======
Non-cash transactions:
  Purchase of minority interest with
   common stock                                    $   ---       $ 1,895


See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                             January 6, 1996
                               (Unaudited)


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the forty weeks ended January 6, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 30, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended April 1, 1995.

     The computation of earnings (loss) per common share is based on the weighted average common shares outstanding and dilutive common stock equivalents (stock options).


NOTE 2 - Acquisition

     On November 20, 1995, C&L Acquisition Corporation, a subsidiary of the Company's subsidiary, C&L Communications, Inc. ("C&L") acquired 80% of the common stock of Valley Communications, Inc. ("Valley") from Henry P. Mutz, Christopher M. O'Connor and Kenneth R. Hurst for approximately $4,320,000 including expenses and future consideration contingent on Valley attaining defined levels of pre tax earnings in specified time periods through March 2001. Funding for the acquisition was obtained from the Company's cash equivalents, C&L's revolving line of credit and a loan of $1,000,000 from Valley's minority shareholders. The acquisition was accounted for as a purchase. The cost of the acquisition exceeded the fair value of the net assets of Valley by approximately $2,936,000. The excess is being amortized on the straight line method over 40 years. Valley is one of the largest network installation and service companies in California.

     The following unaudited pro forma results of operations for the forty weeks ended January 6, 1996 and January 7, 1995, respectively, assume the acquisition of Valley occurred at the beginning of each period (in thousands, except per share amounts):
                                             1996           1995
                                             ----           ----
     Net sales                            $ 216,336      $ 195,407
                                            =======        =======
     Net earnings (loss)                  $    (168)     $     635
                                            =======        =======
     Earnings (loss) per common share     $    (.04)     $     .15
                                            =======        =======
     This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.


NOTE 3 - Commitments and Contingencies

     C&L participates in an equipment leasing arrangement. C&L is subject to a future subscription obligation relating to the equipment lease for approximately $414,000 at January 6, 1996, if income from the underlying lease is insufficient to fund future operations of the arrangement. The lease for equipment expires in January 1999. Lisa and Charles Chandler, the former owners of C&L, have jointly and severally indemnified the Company with respect to any future subscription obligations.


NOTE 4 - Subsequent Event

     On January 16, 1996, the Company acquired an additional 30% ownership interest in Sattel Communications Corp. ("Satcom"). As a result, the Company increased its ownership interest in Satcom from 50% to 80%. The Company issued 350,000 shares of its newly issued common stock ("the Diana Shares") to Sattel Technologies, Inc. ("STI") in connection with the transaction. STI retained a 20% ownership interest in Satcom. In addition, the Company has agreed to register the Diana Shares for resale. STI will be permitted to sell under the Registration Statement, up to 50,000 Diana Shares at any time following the date on which the Registration Statement becomes effective, an additional 150,000 Diana Shares at any time after January 16, 1997 and the remaining 150,000 Diana Shares at any time after July 16, 1997; provided that if the closing price on the New York Stock Exchange ("NYSE") of a Diana Share shall on any date be equal or greater than $16.75, then STI shall thereafter be permitted to sell all of its Diana Shares. The Company has not yet completed its analyses of the accounting ramifications of the transaction.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The following is a summary of sales for the third quarter and year-to-date for fiscal 1996 and 1995, including sales by significant product line for APC (in thousands):

                               Third Quarter          Year-To-Date
                               --------------         ------------
                               1996      1995        1996       1995
                               ----      ----        ----       ----

          C&L               $  5,956  $  7,927   $  19,382  $  27,705
          Valley               1,402       ---       1,402        ---

          Beef                23,427    22,512      85,700     79,410
          Pork                 9,824     8,790      36,793     31,450
          Other               20,502    15,930      60,216     47,598
                              ------    ------     -------    -------
            APC Total         53,753    47,232     182,709    158,458
                              ------    ------     -------    -------
                            $ 61,111  $ 55,159   $ 203,493  $ 186,163
                              ======    ======     =======    =======
     For the twelve weeks ended January 6, 1996, net sales increased $5,952,000 or 10.8% over fiscal 1995 third quarter net sales. C&L's net sales decreased $1,971,000 or 24.9% from its fiscal 1995 third quarter net sales primarily due to lower call controller sales and lower sales of digital network communications products. The market for call controllers has been negatively impacted by a continuing consolidation of long distance carriers and continuing growth of equal access resulting in a reduction of demand for the product. In addition, the digital network communications marketplace in the United States is growing at a slower pace than in previous years due to the proliferation of voice T-1 circuits. Network providers are seeking faster access devices which can compress data more cost effectively. Consequently, there has been downward pricing pressure in this market which has impacted the digital products that are sold by C&L. C&L is addressing the changing dynamics in the telecommunications marketplace through the introduction of new product lines including ISDN, ATM, frame relay and digital switches. APC's overall volume (based on tonnage) during this period increased by 1.6% and net sales increased $6,521,000 or 13.8% over fiscal 1995 third quarter net sales. The increase in APC's net sales is attributable to increased business resulting from the addition of a customer in December 1994. Sales to this customer during the third quarter accounted for approximately 25% of APC's net sales. Year-to-date fiscal 1996 sales to this customer accounted for more than 25% of APC's net sales.

     For the forty weeks ended January 6, 1996, net sales increased $17,330,000 or 9.3% over fiscal 1995 sales for the same period of time.
C&L's fiscal 1996 year-to-date sales decreased $8,323,000 or 30.0% from fiscal 1995. C&L's year-to-date sales decrease is attributable to the same factors discussed above. APC's overall volume (based on tonnage) during this period increased by 5.3% and net sales increased by $24,251,000 or 15.3% from fiscal 1995 sales. APC's year-to-date sales increase is attributable to the same factors discussed above.

     As further discussed in Note 2 to the Condensed Consolidated Financial Statements, Valley was acquired on November 20, 1995. Net sales for the twelve and forty weeks ended January 6, 1996 include Valley's earned contract revenues subsequent to the acquisition.

     For the forty weeks ended January 6, 1996, other income (loss) improved from a loss of $584,000 to income of $447,000. During the forty weeks ended January 6, 1996, the Company did not incur any material gains or losses on sales of marketable securities as compared to a loss of $1,226,000 incurred during the same period of time in fiscal 1995. In addition, during fiscal 1996, the Company had smaller amounts of investments in corporate debt as compared to the same period of time in fiscal 1995 resulting in lower interest income. During the second quarter of fiscal 1995, the Company reduced its investments in corporate debt in amounts sufficient enough to eliminate all margin borrowings incurred to acquire these investments. Throughout fiscal 1995 the Company was decreasing its investments in corporate debt due to the decrease in interest rates.

     For the twelve weeks ended January 6, 1996, gross profit decreased $432,000 or 15.0% from the same period in fiscal 1995. The decrease in gross profit is primarily attributable to the reduction in C&L's sales and gross profit margins. On a consolidated basis, gross profit as a percentage of net sales was 4.0% in the third quarter of fiscal 1996 as compared to 5.2% in the third quarter of fiscal 1995. C&L's gross profit as a percentage of net sales was 16.4% in the third quarter of fiscal 1996 as compared to 20.8% in fiscal 1995. The decrease in C&L's gross profit percentage in fiscal 1996 is attributable to lower margins on both call controllers and digital products due to the factors discussed in the sales analyses. In addition, the previously disclosed departure of several of C&L's key employees, some of which went to work for a newly formed competitor, has adversely affected C&L's margins. APC's gross profit as a percentage of net sales was 2.0% in the third quarter of fiscal 1996 as compared to 2.6% in fiscal 1995. The decrease in APC's gross profit percentage in fiscal 1996 is primarily due to lower margins on sales to the customer added in December 1994.

     For the forty weeks ended January 6, 1996, gross profit decreased $1,777,000 or 19.4% from the same period in fiscal 1995. The decrease in gross profit is primarily attributable to the reduction in C&L's sales and gross profit margins. On a consolidated basis, year-to-date gross profit as a percentage of net sales was 3.6% in fiscal 1996 as compared to 4.9% in fiscal 1995. C&L's gross profit as a percentage of net sales was 18.1% for the forty weeks ended January 6, 1996 as compared to 19.7% for the same period of time in fiscal 1995. The decrease in C&L's gross profit percentage is attributable to lower margins on call controllers and digital products due to the factors discussed in the sales analyses. APC's gross profit as a percentage of net sales for the forty weeks ended January 6, 1996 was 1.9% as compared to 2.4% for the same period of time in fiscal 1995. The decrease in APC's gross profit percentage for the forty weeks ended January 6, 1996 is primarily due to lower margins on sales to the customer added in December 1994.

     For the twelve weeks ended January 6, 1996, selling and administrative expenses increased $248,000 or 10.6% from the same period in fiscal 1995. Selling and administrative expenses as a percentage of net sales were 4.2% for the twelve weeks ended January 6, 1996 unchanged from the same period in fiscal 1995. Selling and administrative expenses have increased primarily because of the inclusion of Valley's results for December 1995, partially offset by lower selling and administrative expenses for both C&L and APC.

     For the forty weeks ended January 6, 1996, selling and administrative expenses decreased $231,000 or 3.0% over the same period in fiscal 1995. Selling and administrative expenses as a percentage of net sales were 3.7% for the forty weeks ended January 6, 1996 as compared to 4.2% for the same period in fiscal 1995. The decrease in selling and administrative expenses is primarily attributable to lower selling and marketing expenses incurred by C&L resulting from its lower sales, partially offset by increased expenses due to the inclusion of Valley's results for December 1995.

     For the twelve and forty weeks ended January 6, 1996, interest expense increased $53,000 or 27.5% and $11,000 or 1.4%, respectively, over the same periods in fiscal 1995. The increase in interest expense for the twelve and forty weeks ended January 6, 1996 is primarily due to interest expense incurred on borrowings incurred in connection with the acquisition of Valley, partially offset by reduced interest expense from lower borrowings by C&L under its line of credit.

     Equity in loss of unconsolidated subsidiaries was $321,000 and $72,000, respectively, for the twelve weeks ended January 6, 1996 and January 7, 1995. Equity in loss of unconsolidated subsidiaries was $388,000 and $42,000, respectively, for the forty weeks ended January 6, 1996 and January 7, 1995. The primary reason for the increased losses for both periods is due to losses incurred by the Company's unconsolidated subsidiary, Satcom. Satcom was formed in December 1994. The losses incurred by Satcom are primarily due to the development of its business. In future financial statements the Company will account for Satcom as a consolidated subsidiary. This is due to the increase in the Company's ownership interest in Satcom from 50% to 80% on January 16, 1996 as discussed in Note 4 to the Condensed Consolidated Financial Statements.

     Satcom manufactures and distributes public telecommunications digital switching and transmission systems. In addition, Satcom has recently introduced a proprietary public switched telephone network data delivery system called Datanet. Although Satcom has successfully tested Datanet, no assurance can be given that sales of Datanet or of Satcom's other products will increase to the levels that the Company contemplates. Satcom has not yet commenced manufacturing and selling large numbers of Datanet systems. Strong future sales of Datanet is dependent upon the acceptance of Datanet in the marketplace, the economic advantage of Datanet over competitive products
and Datanet remaining technologically advanced.    With regard to Satcom's
digital switching systems, there is no assurance that similar digital switches will not be offered by other manufacturers, some of which may have greater resources and stronger distribution channels. In addition, production, distribution or other difficulties could adversely affect Satcom's ability to fulfill market demand on a timely basis or increase its manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

    For the forty weeks ended January 6, 1996, the Company had $436,000 of capital expenditures. C&L's and APC's Loan and Security Agreements include covenants that restrict capital expenditures. In fiscal 1996, C&L's and APC's capital expenditures will be limited to $900,000 because of covenants in their Loan and Security Agreements that restrict capital expenditures.

     In January 1996, C&L entered into a new credit facility with its current lender because its previous credit facility terminated in December 1995. The revolving line of credit remains unchanged from $6,000,000. The credit facility expires in January 1999. The interest charges were reduced from prime plus .25% to either prime, or LIBOR plus 2.25%, however, an unused facility fee of .25% was instituted. At January 6, 1996, C&L borrowed $1,786,000 and had available unused borrowing capacity of $3,004,000.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2.0% through November 1997.
A $2 million letter of credit facility is included within the total credit facility. At January 6, 1996, APC borrowed $2,997,000 and had letters of credit of $2,000,000 issued on its behalf. At January 6, 1996, APC had available unused borrowing capacity of $3,678,000. In August and November 1995, APC and its lender entered into waiver and amendment agreements relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1996. The Company is exploring options with respect to its investment in APC.

     Valley's credit facility provides a revolving line of credit of up to $1,000,000 with interest at the prime rate plus 1% through February 28, 1996. At January 6, 1996, Valley borrowed $800,000 and had unused borrowing capacity of $200,000. Valley anticipates completing a refinancing of its credit facility in February 1996.

     The Company may need to raise additional financing for Satcom in the event that Satcom does not meet its business plan for fiscal 1997. If the business plan is not met, the amount of financing that the Company will need to raise for Satcom during fiscal 1997 should not exceed $1,500,000. If the funds are not generated internally, through dividends from its subsidiaries or through the recovery of its investment in APC, no assurances can be given that the Company will be able to obtain funding on reasonable terms. If additional financing is required and the Company is unable to obtain it in a timely manner, the Company's ability to capitalize on demand for Satcom's products could be materially and adversely affected.

                        Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

               27    -   Financial Data Schedule

          b) No reports on Form 8-K were filed by the Company for the quarter covered by this report.



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




DATE:  February 9, 1996
                                   10