Form 10-K
period 1996-03-30
DIANA CORP
filed 1996-06-28
CIK 57201

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the fiscal year ended                 March 30, 1996
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[ ]

     At June 10, 1996, the aggregate market value of the voting stock of the registrant held by stockholders who were not affiliates of the registrant was $353,887,021. At June 10, 1996, the registrant had issued and outstanding an aggregate of 5,028,590 shares of its Common Stock.

                   DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the registrant's definitive proxy statement to be filed within 120 days after the end of the fiscal year covered by this report are incorporated by reference into Part III hereof.

                                  PART I

ITEM 1.   Business

General

     The Diana Corporation ("Diana" or the "Company"), was incorporated in 1961 under the laws of the State of Delaware. The Company's operations are through its subsidiaries: Sattel Communications ("Sattel"), C&L
Communications, Inc. ("C&L"), Valley Communications, Inc. ("Valley") and Atlanta Provision Company, Inc. ("APC").

     The Company's businesses are reported in three business segments: telecommunications equipment, voice and data network installation and service; and wholesale distribution of meat and seafood. Financial information about the Company's business segments is contained in Note 14 to the Consolidated Financial Statements.

     The telecommunications equipment segment consists of Sattel and C&L. Sattel is a provider of central office voice and data switching equipment for communications providers worldwide. The Company increased its ownership interest in Sattel from 50% to 80% in fiscal 1996 (see Note 2 to the Consolidated Financial Statements). C&L is a distributer of telecommunications equipment for wide area and local area integrated networks to transport voice, data and video communications primarily in North America. The Company owns 100% of C&L.

     The voice and data network installation and service segment consists of Valley. Valley provides design, installation and service for voice and data networks primarily in California. Valley was acquired by C&L in November 1995 (see Note 2 to the Consolidated Financial Statements). C&L owns 80% of Valley.

     The wholesale distribution of meat and seafood segment consists of APC. APC is a wholly-owned subsidiary of Entree Corporation ("Entree"). The Company owns 81.25% of Entree.

Telecommunications Equipment Segment

Sattel

     Sattel is a provider of redundant, scaleable, central office voice and data switching equipment for communications providers worldwide. Sattel designs, develops, engineers and markets its switching systems worldwide. It outsources manufacturing, procurement of raw materials, and final assembly and test of finished systems to Sattel Technologies, Inc. ("STI"). STI has approximately a 4% effective ownership interest in Sattel. Certain software and hardware associated with adjunct and peripheral equipment used by Sattel to provide certain functions and features is licensed, or procured under OEM arrangements, from other vendors.

     Sattel commenced operations as a 50/50 joint venture between the Company and Sattel Technologies, Inc., a private company, in November 1994. In January 1996, Diana increased its ownership interest in Sattel from 50% to 80%.

     Sattel's product line consists of a series of central office switching platforms which are divided into five models; DSS-96, DSS-1000, DSS-3000, DSS-10000 and DSS-DataNet. Each of these platforms is capable of providing end office, tandem, international gateway or Internet access functionality (DataNet) either individually, simultaneously or in any combination.
Sattel's switching products are based on "time-space-time" switching technology. The switch architecture is based on a design including multiple Motorola 680X0 processors and a VMEbus structure. Sattel believes the system is modular as it is scaleable from 96 to 10,000 subscriber lines and from 96 to 4096 digital ports.

     Sattel also provides a product called DataNet to address the Internet and Intranet Services market. The DataNet product is a synthesis of telephone switching technology with data handling and multiplexing techniques. DataNet has capabilities for passing data over telephone circuits. The product provides the integration of modem technology into central office type switches. Sattel believes that a variety of flexible data access arrangements makes DataNet a complete, self contained voice/data platform.

     The DSS/Switch with DataNet provides a services platform for Internet Service Providers (ISPs) and other On-line Service Providers. Sattel believes that DataNet's capability for providing customer control, security, real time and Local Exchange Company (LEC) billing, and fraud control combine to make this product a marketable solution for the ISP market.

     Sattel presently has a patent application on file with the U.S. Patent Office with respect to its DataNet product. It intends to file additional patents related to the DSS switching products and other technology as it is developed. Sattel relies to a great degree on trade secrets and tight control of its software to protect its intellectual property rights.

     Sattel believes its market consists of emerging telecommunications companies, Regional Bell Operating Companies, PTT's, Long Distance Carriers
(IXCs), Competitive Access Providers (CAPS), Internet Service Providers and Cable TV companies. Sattel has divided its market into four segments of customers: 1. Strategic Accounts, 2. Internet Service Providers (ISP's), 3. Growth Accounts, and 4. International Accounts. Sattel has positioned its products in the medium to small end switching market of voice/data communications. This target market is less than 10,000 lines and is optimized at the 500-5,000 line size to address the Strategic and Growth accounts.

     In May 1996, Sattel and Concentric Network Corporation ("CNC") announced a portion of a Memorandum of Understanding between the two companies. Sattel will supply its DataNet product and communications lines and services under a strategic supplier arrangement to approximately 21 sites across the U.S. for CNC to use in its next generation network. Full implementation of the Memorandum of Understanding is subject to a number of conditions.

     Sattel began offering switching equipment in 1995. Sattel has incurred losses and experienced negative cash flow. There can be no assurance that revenue will grow at rates anticipated by management or that Sattel will achieve acceptable profitability or significant positive cash flow from operations. In addition, Sattel may continue to experience fluctuations in operating results in the future caused by various factors, including general economic conditions, industry acceptance of Sattel's product, technological obsolescence, specific economic conditions in the telecommunications access industry, user demand, capital expenditures and other costs relating to the expansion of the operations, and the introduction of new products by Sattel or its competitors.

     The telecommunications switching equipment and access businesses are highly competitive. Currently Sattel competes with a number of national and regional telecommunications equipment providers such as Ascend, Xylogic, Xircom, Racal Datacom, and US Robotics. In the switching equipment segment, while Sattel provides smaller scaleable switches, there are other large manufacturers of large scale switches such as American Telephone & Telegraph Co. ("AT&T"), Northern Telecom, Digital Switch, Siemens and others. While they have not demonstrated movement at this time, there is no assurance that they will not attempt to move into Sattel's target market. It is also possible that large communication carriers such as AT&T, Sprint Corporation, MCI Communications Corp., and the Regional Bell Operating Companies may enter the telecommunications access and/or switching equipment business. Many of Sattel's competitors possess financial resources significantly greater than those of Sattel and accordingly could initiate and support prolonged price competition to gain market share.

     Future growth at Sattel could place a significant strain on Sattel's administrative, operational, and financial resources, and increase demands on its systems and controls. In addition, as Sattel expands there will be additional demands on the sales, marketing, and administrative resources. While Sattel believes that its operating and financial control systems are adequate to address expansion plans, there can be no assurance that such systems and controls will be adequate to maintain and effectively monitor future growth. Sattel anticipates that its continued growth will require it to recruit and hire a substantial number of new managerial, technical, and sales and marketing personnel. The inability to continue to upgrade the operating and financial control systems, the inability to recruit and hire necessary personnel, or the emergence of unexpected expansion difficulties could adversely effect the Company's business, results of operations, and financial condition. In addition, production, distribution or other difficulties could adversely affect Sattel's ability to fulfill market demand on a timely basis or increase its manufacturing costs.

     The success of Sattel is dependent upon its ability to provide access to the Public Switched Telecommunications Network. Any system failure attributable to Sattel that causes interruptions in the Public Carrier's operations could have a material adverse effect on the Company.

     Sattel's success depends to a significant degree upon the continued contributions of its senior operating management. The loss of the services of these individuals, as well as key system development personnel, could have a material adverse effect on Sattel. Sattel's success also will depend on its ability to attract and retain qualified management, marketing, technical, and sales executives and personnel. Competition for such executives and personnel in the telecommunications access industry is intense and there are a limited number of persons with sufficient knowledge and experience. There can be no assurance that Sattel will be successful in attracting and retaining such executives and personnel.

     Sattel's success and ability to compete is dependent in part upon its technology, although Sattel believes that its success is more dependent upon its technical expertise than its proprietary rights. Sattel relies upon a combination of patent, copyright, trademark and trade secret laws, and contractual restrictions to establish and protect its technology. There can be no assurance that the steps taken by Sattel will be adequate to prevent misappropriation of its technology or that Sattel's competitors will not independently develop technologies that are substantially equivalent or superior to Sattel's technology.

     A key component of Sattel's strategy is its planned expansion into international markets. There can be no assurance that Sattel will be able to obtain the permits and operating licenses required for it to operate, to hire and train employees or to market, sell and deliver high quality services in these markets. In addition to the uncertainty as to Sattel's ability to expand its international presence, there are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in currency exchange rates, seasonal reductions in business activity, and potentially adverse tax consequences, which could adversely impact the success of Sattel's international operations. In many countries, Sattel may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully conduct its operations. There can be no assurance that such factors will not have an adverse effect on Sattel's future international operations and, consequently, on Sattel's business, results of operations and financial condition.

     Sattel's DSS/Switch product is manufactured by STI with complete facilities to provide a turnkey product. STI provides complete manufacturing of all board, chassis, and system level assemblies for Sattel. Currently, STI also does final assembly and testing. STI has from time to time experienced delays in receipt of certain hardware components. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays which could materially adversely affect Sattel. Sattel believes that quality assurance is maintained to all required levels specified in ISO and MIL-Specs. Sattel generally uses industry standard components for its products and has specified alternate sources for these parts under the approved vendor lists provided to the contractor by Sattel's engineering department. Certain components, including crystals and microprocessors are presently single sourced or are available from a limited number of sources. Any interruption in business between Sattel and STI could have a material adverse effect on the Company. Certain software and hardware associated with adjunct and peripheral equipment used by Sattel to provide certain functions and features is licensed, or procured under OEM arrangements, from other vendors.

C&L

     C&L operates nationwide with its administrative headquarters and distribution center located in San Antonio, Texas. C&L is an international distributor of products sold to wide area and local area integrated networks to transport voice, data and video communications. C&L's principal products include digital networking products, multiplexors, frame relay access devices, ATM, digital switches, call controllers, wide area network routers, ethernet switches and ethernet hubs.

     C&L's customers are comprised of long distance carriers, interconnect companies, value added resellers, networking companies, systems integrators, independent telephone companies, some large end users and local area network resellers. The long distance carrier portion of the customer base includes virtually all significant U.S. long distance companies. No single customer accounted for more than 10% of consolidated net sales for the year ended March 30, 1996.

     C&L sales and technical staff have a technical background and knowledge of the products' technical applications to allow for added services for C&L's customers. C&L's technical support group deals with multiple vendors' products. Therefore, C&L operates as a value-added distributor, providing configurations services, technical support and training in the multiple vendor solution environment.

     In fiscal 1996, C&L's primary product suppliers are Newbridge Networks, Inc. ("Newbridge") which supplies digital networking products and Mitel Corporation ("Mitel") which supplies call controllers. For the year ended March 30, 1996, these two companies supplied approximately 72% of C&L's inventory purchases. Although C&L has introduced new products from manufacturers other than Newbridge and Mitel, the loss of either vendor would have a negative impact on C&L's operations. C&L has no manufacturing operations.

     Newbridge is a leading international manufacturer of digital network communications systems. In 1992, Newbridge acknowledged C&L as being the largest of their authorized U.S. distributors, a distinction which it still holds at March 30, 1996. Mitel is an international manufacturer of call controllers and other sophisticated business telecommunications equipment. C&L has been an authorized distributor of Mitel call controllers since early 1985, and C&L's management believes that its relationship with Mitel is satisfactory.

     C&L's competition in the digital networking product market comes from
(1) other telecommunications distributors and (2) manufacturers of digital products who sell direct. C&L competes by offering high quality products at competitive prices while providing technical assistance to its customers. C&L believes that most of its competitors do not offer C&L's level of technical assistance.

Voice and Data Network Installation and Service Segment

     Valley offers its customers broad experience and expertise in design, engineering, installation and testing of all major structured wiring systems for voice and data networking. In addition to facility wiring, Valley also provides electronic data hardware, such as hubs, routers and bridges with associated support, for Local and Wide Area Networks. Valley offers engineering expertise in fiber optics, ethernet and token rings networking, switching products, paging systems, as well as conforming to NEC, ANSI, OSHA and other industry standards. As part of Valley's overall project design, the Company works with and sells all industry standard network systems and products. Most of Valley's business is in local area network design and installation. The Company's main business is in installation projects involving 50 or more workstations, with a floor of about $15,000 to $20,000 in total project billings, and exceeding $2,000,000 in the upper range. In recent years Valley has developed extensive experience in planning and installing large projects involving fiber optic cable.

     Valley has four locations in California: Fremont, Sacramento, Irvine and Fresno. Valley's business is primarily within these areas, however, Valley is considering expanding its operations outside of California.

     Valley is a Value Added Reseller (VAR) for several of the largest industry suppliers. Valley is one of AT&T's largest VARs on the West Coast. Other structured wiring system manufacturers such as Northern Telecom have entered into agreements with Valley to represent their product lines as well. An important component of Valley's success has been the cultivation of relationships with major equipment manufacturers. Valley is a resource for potential customers looking for advice on hardware to use for their systems. Valley periodically offers seminars to its clients on new technologies and products in conjunction with selected manufacturers.

     Valley has positioned itself through business relationships with hardware manufacturers and design consultants to benefit from the growth in the networking market. Valley's growth in the low-voltage portion of the communications market has been fueled in large part by the continuing shift by major customers from mainframes to LAN systems, and the increasing demand for higher data systems speeds and the cabling to handle them. This has resulted in ongoing, retrofit programs for existing customers in addition to new system installations.

     Previously, local phone companies held a monopoly position on installation and maintenance of telephone cabling within all residential and commercial buildings in California. In August 1993, the California Public Utilities Commission issued an order switching responsibility for this cabling from the local phone company to the owners of the buildings themselves. The owners are now responsible for managing the design, administration, engineering, installation and maintenance of all telephone cabling beyond the Minimum Port of Entry. Owners will be accountable for compliance to strict standards. Telephone cabling can usually be installed at the same time as other planned networking systems, for the same customers with no additional marketing or service calls.

     Most of Valley's customers are Fortune 500 companies, large corporations or governmental agencies. A significant share of Valley's private sector clients are high-tech companies. No single customer accounts for more than 10% of consolidated sales.

     The network installation and service business in California is highly fragmented with the strong demand for sophisticated networks being tempered by a very competitive local business climate.

Wholesale Distribution of Meat and Seafood Segment

     APC distributes primarily beef, pork, poultry, and seafood in the southeastern region of the United States. APC sells primarily to retail food outlets, meat wholesalers, food service enterprises and restaurants. It owns and operates a warehouse facility in Atlanta, Georgia from which it delivers these products to its customers. Sam's Club accounted for more than 10% of consolidated net sales for the year ended March 30, 1996. The products purchased for distribution are supplied by food manufacturers and processors, the two largest of which accounted for approximately 37% of total purchases. APC does not have contracts with any suppliers.

     Wholesale meat and seafood distribution in the geographic area in which APC operates is highly competitive. APC competes with both national and local food wholesalers and processors, many of which have greater financial resources and sales volume. Competition is based primarily on price, service and quality of product.

Research and Development

     The Company had no significant research and development activities during the last three fiscal years, however, the Company anticipates that, beginning in fiscal 1997, Sattel will incur material research and development expenses.

Environmental Protection

     Compliance with federal, state and local regulations relating to environmental protection do not have a material effect upon capital expenditures, operating results or the competitive position of the Company.

Employees of Registrant

     At March 30, 1996, Diana had 496 employees, of whom 60 were within the telecommunications equipment segment, 182 were within the voice and data network installation and service segment, 245 were within the wholesale food distribution segment, and 9 performed corporate functions. In the wholesale food distribution segment, 185 employees are truck drivers and warehousemen, some of which are covered by a collective bargaining agreement which expires in May 1997. In the voice and data network installation and services segment, 138 technicians are covered by a collective bargaining agreement which expires in August 1998. No work stoppage occurred in fiscal 1996. The Company believes that it generally has good relationships with all its employees.

ITEM 2.   Properties

     Diana's corporate offices are located in a leased 5,000 square foot office located in Milwaukee. The Company owns vacant parcels of land in Eldridge, Iowa.

     Sattel leases 3,600 square feet of office and warehouse space in Chatsworth, California.

     C&L leases 8,000 square feet of warehouse space and 9,000 square feet of office space in San Antonio, Texas. Substantially all of C&L's assets are pledged as collateral under its Loan and Security Agreement (see Note 4 to the Consolidated Financial Statements).

     Valley leases 21,000 square feet of office and warehouse space which consists of four locations in Fremont, Sacramento, Irvine and Fresno, California. Substantially all of Valley's assets are pledged as collateral under its Loan and Security Agreement (see Note 4 to the Consolidated Financial Statements).

     APC owns a 91,000 square foot building in Atlanta, Georgia which contains its office and warehouse space. APC owns or leases trucks used in its distribution activities and various warehouse equipment used in its warehouse operations. Substantially all of APC's assets are pledged as collateral under its Loan and Security Agreement (see Note 4 to the Consolidated Financial Statements).

ITEM 3.   Legal Proceedings

     There are no material legal proceedings.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1996.

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

        Fiscal                             Fiscal
         1996                               1995
       Quarter     High      Low          Quarter       High     Low

        First      8 3/8    4 1/4          First       13 3/4   7
        Second    13 7/8    5 5/8          Second       9 3/8   6 1/2
        Third     26 5/8   10 1/8          Third        8       5 5/8
        Fourth    30 1/2   12 3/8          Fourth       6 1/4   4

     At June 10, 1996, the Company had 1,325 shareholders of record.

     There were no cash dividends declared during the last two fiscal years. The Company has no plans to pay cash dividends in the foreseeable future. The payment of cash dividends by the Company is restricted by the Company's subordinated debentures which provide that the consolidated tangible net worth of the Company cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures, or $1,254,000.

ITEM 6.  Selected Financial Data

                            THE DIANA CORPORATION
                           SELECTED FINANCIAL DATA
                  (In Thousands, Except Per Share Amounts)

                           March 30,  April 1,  April 2, April 3, March, 28,
                             1996       1995     1994     1993      1992
                           --------   -------   ------  --------  --------
                              (4)                          (3)       (2)
Net sales                  $267,602  $250,386  $243,641  $222,254  $161,607
                            =======   =======   =======   =======   =======
Earnings (loss) before
 items noted below.......  $ (3,365) $   (720) $  3,457  $  1,857  $ (1,013)
Extraordinary items......       ---       ---      (266)    1,318       ---
Accounting change........       ---       ---       262       ---       ---
                            -------   -------   -------   -------   -------
Net earnings (loss)......  $ (3,365) $   (720) $  3,453  $  3,175  $ (1,013)
                            =======   =======   =======   =======   =======
Earnings (loss) per
 common share:

Primary
 Earnings (loss) before
  items noted below......  $   (.80) $   (.18) $    .88  $    .49  $   (.25)
 Extraordinary items.....       ---       ---      (.07)      .34       ---
 Accounting change.......       ---       ---       .07       ---       ---
                            -------   -------   -------   -------   -------
   Net earnings (loss)...  $   (.80) $   (.18) $    .88  $    .83  $   (.25)
                            =======   =======   =======   =======   =======
Fully diluted
 Earnings (loss) before
  items noted below......  $   (.80) $   (.18) $    .85  $    .49  $   (.25)
 Extraordinary items.....       ---       ---      (.07)      .34       ---
 Accounting change.......       ---       ---       .07       ---       ---
                            -------   -------   -------   -------   -------
   Net earnings (loss)...  $   (.80) $   (.18) $    .85  $    .83  $   (.25)
                            =======   =======   =======   =======   =======
Cash dividends per common
 share...................  $    ---  $    ---  $    ---  $    ---  $    ---
                            =======   =======   =======   =======   =======

Total assets.............  $ 53,533  $ 45,327  $ 54,043  $ 46,072  $ 40,536
Long-term debt (1).......     4,006     3,307     3,784     3,853     3,409
Working capital..........    13,283    15,489    19,007    17,490    18,942
Shareholders' equity.....    24,686    19,729    18,852    15,492    12,326




(1)  Includes current portion of long-term debt.

(2) The fourth quarter of fiscal 1992 contains the results of C&L, which was acquired in December 1991.

(3)  Fiscal 1993 contains 53 weeks.  All other years contain 52 weeks.

(4) See Note 2 of the Notes to Consolidated Financial Statements regarding the acquisition of Sattel and Valley.


ITEM 7.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations - Fiscal Year Ended March 30, 1996
     versus April 1, 1995

     In fiscal 1996, the Company acquired an 80% ownership interest in Valley and increased its ownership interest in Sattel from 50% to 80%. The results of operations of Valley were included in the consolidated group beginning in December 1995 and Sattel beginning in January 1996 (see Notes 1 and 2 to the Consolidated Financial Statements).

     The following is a summary of sales by segment (see Note 14 to the Consolidated Financial Statements) for fiscal 1996 and 1995, including sales by significant product line for the meat and seafood segment (in thousands):

                                             1996           1995
                                             ----           ----
       Telecommunications equipment       $ 25,350       $ 35,245
       Network installation and service      6,144            ---

       Beef                                109,785        107,055
       Pork                                 46,822         42,700
       Other                                79,501         65,386
                                           -------        -------
       Meat and seafood total              236,108        215,141
                                           -------        -------
                                          $267,602       $250,386
                                           =======        =======
     For the fiscal year ended March 30, 1996, net sales increased $17,216,000 or 6.9% over fiscal 1995. C&L's net sales decreased $9,895,000 or 28.1% from fiscal 1995. C&L's sales decrease is due primarily to lower call controller sales and lower sales of digital network communications products (see further discussion below). APC's net sales increased $20,967,000 or 9.7% over fiscal 1995 net sales. APC's overall volume (based on tonnage) during this period increased by 3.4%. The increase in APC's net sales is primarily attributable to increased business resulting from the addition of Sam's Club as a customer in December 1994. Approximately 31.8% of consolidated net sales for the year ended March 30, 1996 were made by APC to two customers. As discussed above, Valley's fiscal 1996 sales are for a four month period beginning in December 1995. Sattel did not make any sales outside the consolidated group within the period from January 1996 to March 1996.

     The market for call controllers has been negatively impacted by a continuing consolidation of long distance carriers and continuing growth of equal access resulting in a reduction of demand for the product. Long distance carriers have historically been the largest customer group purchasing call controllers. The decrease in long distance carriers has and will continue to result in lower unit sales of call controllers. Equal access is the ability of a long distance customer to access a long distance carrier by dialing 1 and not a string of long dialing codes. One of the functions of the call controller is to simplify the access to a carrier network that is not provided equal access. Once access to the carrier network is simplified through equal access, the need for a call controller for this purpose is eliminated. In addition, the digital network communications marketplace in the United States is growing at a slower pace than in previous years due to the proliferation of voice T-1 circuits. Network providers are seeking faster access devices which can compress data
more  cost  effectively.   Consequently,  there  has  been  downward pricing

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (Cont.)

pressure in this market which has impacted the digital products that are sold by C&L. C&L is addressing the changing dynamics in the telecommunications marketplace through the introduction of new product lines including frame relay, digital switches, ATM and ISDN.

     For the fifty two weeks ended March 30, 1996, other income (loss) improved from a loss of $417,000 to income of $519,000. During fiscal 1996, the Company had gains on sales of marketable securities of $26,000 as compared to a loss of $1,227,000 incurred during fiscal 1995. In addition, during fiscal 1996, the Company had smaller amounts of investments in corporate debt as compared to fiscal 1995 resulting in lower interest income. The components of other income (loss) are shown in Note 9 to the Consolidated Financial Statements.

     In fiscal 1996 gross profit decreased $506,000 or 4.5% from fiscal 1995. On a consolidated basis, gross profit as a percentage of net sales was 4.0% as compared to 4.5% in fiscal 1995. Gross profit was adversely impacted primarily by decreases in C&L's sales and gross profit margins. The decrease in C&L's gross profit percentage in fiscal 1996 is attributable to lower margins on both call controllers and digital products due to the factors discussed in the sales analyses. In addition, the departure of several of C&L's key employees, some of which went to work for a newly formed competitor, has adversely affected C&L's sales and margins (see further discussion below).

     For the fiscal year ended March 30, 1996, selling and administrative expenses increased $2,071,000 or 20.1% over fiscal 1995. Selling and administrative expenses have increased primarily because of the inclusion of Valley's and Sattel's results subsequent to the transactions discussed in the first paragraph. Selling and administrative expenses as a percentage of net sales was 4.6% in fiscal 1996 as compared to 4.1% in fiscal 1995.

     The Company is exploring options with respect to its investment in APC, including a possible sale of APC. As a result of recent efforts to sell APC, the Company has concluded there has been a decrease in the market value of APC. During the fourth quarter of fiscal 1996, the Company concluded that an impairment of goodwill has occurred and wrote off the remaining goodwill of $852,000 originally attributable to the acquisition of APC. The goodwill write off has no effect on the Company's cash flow or tangible shareholders' equity.

     For the fiscal year ended March 30, 1996, interest expense decreased $22,000 or 2.0% from fiscal 1995. The decrease is primarily attributable to lower borrowings by C&L under its line of credit due to reduced receivable and inventory levels.

     Equity in loss of unconsolidated subsidiaries increased to a loss of $370,000 in fiscal 1996 from a loss of $69,000 in fiscal 1995. The components of these losses are shown in Note 11 to the Consolidated Financial Statements. The increase in the loss is primarily due to an increased loss incurred by Sattel attributable to the development of its business prior to the inclusion of Sattel in the Company's Consolidated Financial Statements in January 1996 (see Note 1 to the Consolidated Financial Statements).

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (Cont.)

     In October 1995, C&L appointed a new chief executive officer who has excellent senior management experience in telecommunications switching and data communications. Subsequently, several employees resigned from C&L including, among others, the chief financial officer, the vice president of sales and marketing, the sales manager and six out of fourteen sales people. Several if not all of these former employees went to work for a newly formed competitor. Subsequently, a sales person that went to work for the newly formed competitor returned to C&L. C&L has replaced the other departed personnel.

     Results of Operations - Fiscal Year Ended April 1, 1995
     versus April 2, 1994

     The following is a summary of sales for fiscal 1995 and 1994, including sales by significant product line for APC (in thousands):

                                             1995           1994
                                             ----           ----
          Telecommunications equipment    $ 35,245       $ 28,308

          Beef                             107,055        116,557
          Pork                              42,700         40,770
          Other                             65,386         58,006
                                           -------        -------
          Meat and seafood total           215,141        215,333
                                           -------        -------
                                          $250,386       $243,641
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

     The components of other income (loss) are disclosed in Note 9 to the Consolidated Financial Statements. The decrease in other income (loss) is attributable to lower interest income from marketable securities and losses incurred on the disposition of marketable securities. The increase in interest rates during fiscal 1995 adversely impacted Diana's marketable securities which prior to the end of the second quarter of fiscal 1995 consisted primarily of investments in corporate debt obligations. Consequently, Diana's corporate office has reduced its investment in these securities resulting in reduced interest income and losses on investments that were sold. In addition, during fiscal year 1994, Diana recorded $747,000 of interest income resulting from the refund of federal income taxes of $400,000 (shown separately as an income tax credit) paid in a prior year.

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

     For the fiscal year ended April 1, 1995, selling and administrative expenses increased $1,157,000 or 12.6% over fiscal 1994. Selling and administrative expenses have increased primarily because of increased selling and advertising expenses incurred by C&L to penetrate new and existing markets. During fiscal 1995 C&L incurred expenses attributable to the development and distribution of an updated product catalog, increased participation in trade shows and increased advertising and promotional efforts. In addition, C&L attempted to expand its business outside of the United States through the development of an international sales department and the opening of a sales and distribution office in Mexico. As a result of these efforts, C&L increased its business as evidenced by the sales increase
of 24.5% in fiscal 1995 as compared to fiscal 1994.   The attempt to expand

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (Cont.)

international business was unsuccessful due to the devaluation of the Peso and the international sales department and office in Mexico were closed. Selling and administrative expenses as a percentage of net sales was 4.1% in fiscal 1995 as compared to 3.8% in fiscal 1994.

     For the fiscal year ended April 1, 1995, interest expense decreased $93,000 or 7.8% over fiscal 1994. The decrease is primarily attributable to a reduction in short term borrowings by Diana's corporate office. Diana's corporate office utilized short term (margin) borrowings to purchase some marketable securities. Some of the proceeds from the sale of marketable securities as discussed above were used to repay all of the short term borrowings.

     The decrease in minority interest is attributable to the Company's acquisition of the remaining 20% of C&L's common stock from its minority shareholders.

     In fiscal 1995, APC incurred increased warehouse and transportation payroll expenses and inventory losses. Consequently, APC made management changes and implemented new procedures in an attempt to improve its warehouse and transportation operations. Furthermore, during the latter part of fiscal 1995's third quarter, APC began selling to Sam's Club. APC services the Southeastern region of this national warehouse club. Sam's Club generated a significant amount of volume at margins that were lower than APC's average historical margins. Initially, the addition of this new business increased the operational costs discussed above which management believes is the primary reason for the loss of $749,000 incurred in the fourth quarter of fiscal 1995.

Liquidity and Capital Resources

     The Company recorded cash flow from operating activities of $1,368,000 as compared to $6,717,000 in fiscal 1995. The decrease in cash flow is primarily attributable to an increase in net loss and less cash provided by the net change in working capital items. The increase in receivables is primarily attributable to the acquisition of Valley partially offset by reduced receivables at APC and C&L. The increase in accounts payable is primarily attributable to the acquisition of Valley.

     Marketable securities decreased in fiscal 1996 primarily due to the Company's decision to invest its excess funds in more liquid investments so that cash is more readily available for its operating requirements. The Company generated cash of $5,380,000 through sales of marketable securities.

     In fiscal 1996, the Company had $696,000 of capital expenditures consisting primarily of purchases by APC to improve its distribution facility and Sattel for the development of its business. The Company estimates that fiscal 1997 capital expenditures will approximate $1.8 million. Significant capital expenditures are anticipated for testing equipment for Sattel and for trailers and equipment for APC. The revolving line of credit agreements discussed in Note 4 to the Consolidated Financial Statements include covenants that limit fiscal 1997 capital expenditures for C&L, Valley and APC to $1,100,000.

     In fiscal 1996, the Company utilized cash of $4,412,000 in connection with advances made to Sattel and its acquisitions of Valley and its additional 30% interest in Sattel (see Note 2 to the Consolidated Financial Statements).

     APC, C&L and Valley have separate revolving line of credit facilities which provide working capital financing to these subsidiaries. The terms of these credit facilities and related borrowings and credit availability under these credit facilities is described in Note 4 to the Consolidated Financial Statements.

     APC's revolving line of credit facility ("APC Revolver") contains financial covenants requiring a minimum level of tangible net worth, earnings and net cash flow. At March 30, 1996 APC failed to satisfy the earnings covenant. In June 1996, APC and its lender entered into a waiver and amendment agreement relating to the APC Revolver in order to avoid violating certain financial covenants at March 30, 1996 and in fiscal 1997. The amended APC Revolver provides for the following financial covenants during fiscal 1997: minimum tangible net worth of $3,900,000, a net loss of not greater than $40,000 and net cash flow on a rolling 13-period basis (measured at the end of each four week period) ranging from $385,000 to $500,000.
Based upon APC's projections, the Company believes that APC will have adequate working capital for fiscal 1997. At June 27, 1996, based upon the representations and projections of APC's management, the Company believes that APC will meet the financial covenants during fiscal 1997 or will obtain any required waivers from the lender. Because the APC Revolver provides for repayment of borrowings after a 90 day notice from the lender, the indebtedness is classified as short term. The fiscal 1995 financial statements have been reclassified to conform to fiscal 1996 presentation.

     C&L's revolving line of credit facility ("C&L Revolver") contains financial covenants requiring minimum levels of tangible net worth and pretax income computed on a rolling 12-month basis, a minimum ratio of current assets to current liabilities and a maximum ratio of total liabilities to tangible net worth. At March 30, 1996, C&L failed to satisfy the pretax income requirement. In June 1996, C&L and its lender entered into a waiver and amendment agreement relating to the C&L Revolver in order to avoid violating certain financial covenants at March 30, 1996 and in fiscal 1997. The amended C&L Revolver provides for the following financial covenants during fiscal 1997: minimum tangible net worth of $2,000,000; minimum cumulative income from operations, calculated on a quarterly basis of $115,000, $446,000, $730,000 and $1,174,000, respectively; a current ratio of
1:1 and a maximum ratio of total liabilities to equity of 6:1.   At June 27,
1996, based upon the representations and projections of C&L's management, the Company believes that C&L will meet the financial covenants during fiscal 1997 or will obtain any required waivers from the lender.

     In May 1996, the Company contributed an additional $10 million to Sattel. Sattel loaned $5 million to CNC pursuant to a Promissory Note due September 30, 1996 in favor of Sattel which is convertible into CNC Series D Preferred Stock under certain conditions outlined in the Note. In addition, Sattel may, pursuant to the terms of the Memorandum of Understanding, invest an additional $5,000,000 in Series D Preferred Stock of CNC. If Sattel purchases CNC's Series D Preferred Stock, it will also acquire an interest in CNC's wholesale subsidiary.

     In the fourth quarter of fiscal 1996 and in the first quarter of fiscal 1997, the Company raised approximately $17.4 million, after commissions and expenses, through the sale of 600,000 shares of Common Stock. The Company believes that it has adequate resources to meet its liquidity needs for fiscal 1997. On a long term basis, financing for the Company's operations, including working capital requirements for Sattel and capital expenditures, will come from cash generated from operations, the sale of additional equity or other securities, additional bank borrowings and other sources of capital, if available. The Company intends to file a registration statement in July 1996 for shelf registration of up to 500,000 shares of common stock, which may be sold in fiscal 1997 if conditions warrant.

     The Company is investigating how it can be restructured in order to maximize shareholder value. Management is currently looking at several alternative approaches, based on separating operating units by industry type into independent publicly traded companies. The restructuring does not change the Company's earlier announced plans to sell APC. The Company is presently subject to an agreement with various conditions to sell APC. If the agreement to sell APC does not culminate in a sale in the near future, the Company will remove APC from the market. Management will present their restructuring plans to the Board as soon as possible. Management also will retain the services of an investment banking firm to assist them with this effort.

Forward Looking Statements

     The following may be considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995: the Company's estimate of fiscal 1997 capital expenditures, the statements that the Company believes APC and C&L will meet financial covenants in its loan agreement or obtain any required waivers during fiscal 1997, and the Company believes that it and APC will have adequate working capital in fiscal 1997. Actual results or developments may differ materially from those contained in the forward looking statements. Factors which may cause such a difference to occur include but are not limited to (i) whether extraordinary repairs are needed to APC's distribution facility, (ii) whether the Company can continue to grow its business, (iii) whether the Company can control the operating expenses of APC which began to increase in fiscal 1994, (iv) product demand, competition, the cost of products, and industry conditions, (v) whether vendors continue to provide credit to APC on satisfactory terms, (vi) whether APC's secured lender exercises its demand right or grants any necessary waivers and (vii) whether the Company can come to terms with a buyer who is able to finance a possible acquisition of APC, (viii) new competitors entering APC's marketplace and (ix) the risks and uncertainties discussed in
Item 1 relating to Sattel's business.

Accounting Pronouncements

     Effective April 2, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The effect as of April 2, 1994 of adopting SFAS No. 115 increased net earnings by $412,000, or $.10 per fully diluted share.

        In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.
This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Company believes that the adoption of this standard will not have a material effect on its consolidated results of operations or financial position.

        In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." This statement establishes financial accounting and reporting standards for stock-based employee compensation plans and is effective for fiscal years beginning after December 15, 1995. The Company has decided to continue accounting for employee stock compensation under currently existing accounting principles, but will disclose pro forma results using the new standard's alternative accounting treatment as is permitted under SFAS No. 123.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  THE DIANA CORPORATION AND SUBSIDIARIES




                                                                   PAGE
                                                                   ----
Report of Price Waterhouse LLP, Independent Accountants.........    20

Report of Ernst & Young LLP, Independent Auditors...............    21

Consolidated Balance Sheets.....................................    22

Consolidated Statements of Operations...........................    23

Consolidated Statements of Changes in Shareholders' Equity......    24

Consolidated Statements of Cash Flows...........................    25

Notes to Consolidated Financial Statements......................    26

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of The Diana Corporation


In our opinion, the consolidated financial statements listed under Item 14(a)(1) and (2) appearing in this report present fairly, in all material respects, the financial position of The Diana Corporation and its subsidiaries at March 30, 1996, and the results of their operations and their cash flows for the year in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.




PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
June 27, 1996

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
The Diana Corporation


We have audited the accompanying consolidated balance sheet of The Diana Corporation and subsidiaries (the Company) as of April 1, 1995, and the related consolidated statements of operations, changes in shareholders' equity and cash flows for each of the two years in the period ended April 1, 1995. Our audits also included the financial statement schedules as of April 1, 1995 and for each of the two years in the period ended April 1, 1995 listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of The Diana Corporation and subsidiaries at April 1, 1995, and the consolidated results of its operations and its cash flows for each of the two years in the period ended April 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 10 to the consolidated financial statements, the Company changed its method of accounting for income taxes, effective April 4, 1993.


Milwaukee, Wisconsin                            ERNST & YOUNG LLP
June 2, 1995

                    THE DIANA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)

                                                       March 30,  April 1,
                                                         1996       1995
                                                       --------   -------
                                  ASSETS
Current assets
  Cash and cash equivalents............................ $ 6,254   $ 2,440
  Marketable securities................................   1,215     6,211
  Receivables, less allowance for
   doubtful accounts of $772 and $600..................  16,171    14,785
  Inventories..........................................  12,337    12,237
  Other current assets.................................   1,009       690
                                                         ------    ------
    Total current assets...............................  36,986    36,363

Property and equipment
  Land.................................................     357       357
  Building and improvements............................   4,702     4,400
  Fixtures and equipment...............................   4,182     3,298
                                                         ------    ------
                                                          9,241     8,055
  Less accumulated depreciation........................  (5,083)   (4,252)
                                                         ------    ------
                                                          4,158     3,803

Intangible assets......................................  11,585     4,137
Other assets...........................................     804     1,024
                                                         ------    ------
                                                        $53,533   $45,327
                                                         ======    ======

                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
  Accounts payable..................................... $13,707   $12,355
  Accrued liabilities..................................   2,514     1,390
  Revolving line of credit.............................   7,038     6,803
  Current portion of long-term debt....................     444       326
                                                         ------    ------
        Total current liabilities......................  23,703    20,874

Long-term debt.........................................   3,562     2,981
Other liabilities .....................................   1,582     1,743
Commitments and contingencies (Note 6).................

Shareholders' equity
  Preferred stock - $.01 par value.
   Authorized 5,000,000 shares; none issued............     ---       ---
  Common stock - $1 par value.  Authorized 15,000,000
   shares; issued 5,526,282 and 4,810,353 shares.......   5,526     4,810
  Additional paid-in capital...........................  59,456    48,548
  Accumulated deficit.................................. (34,776)  (28,178)
  Unrealized loss on marketable securities.............    (876)     (713)
  Treasury stock at cost...............................  (4,644)   (4,738)
                                                         ------    ------
        Total shareholders' equity.....................  24,686    19,729
                                                         ------    ------
                                                        $53,533   $45,327
                                                         ======    ======

              See notes to consolidated financial statements.

                    THE DIANA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)

                                                   Fiscal Year Ended
                                            ------------------------------
                                            March 30,  April 1,   April 2,
                                              1996       1995       1994
                                            --------   --------   --------
Net sales..............................     $267,602   $250,386   $243,641
Other income (loss)....................          519       (417)     2,697
                                             -------    -------    -------
                                             268,121    249,969    246,338

Cost of sales..........................      256,920    239,198    232,740
Selling and administrative expenses....       12,385     10,314      9,157
Write-off of goodwill..................          852        ---        ---
                                             -------    -------    -------
Operating earnings (loss)..............       (2,036)       457      4,441

Interest expense.......................       (1,076)    (1,098)    (1,191)
Non-operating income...................           95         34        ---
Income tax credit (expense)............          (87)       ---        400
Equity in earnings (loss) of
  unconsolidated subsidiaries..........         (370)       (69)        97
Minority interest......................          109        (44)      (290)
                                             -------    -------    -------
Earnings (loss) before extraordinary
  item and accounting change...........       (3,365)      (720)     3,457

Extraordinary item.....................          ---        ---       (266)
                                             -------    -------    -------
Earnings (loss) before accounting
  change...............................       (3,365)      (720)     3,191

Cumulative effect of accounting change.          ---        ---        262
                                             -------    -------    -------
Net earnings (loss)....................     $ (3,365)  $   (720)  $  3,453
                                             =======    =======    =======
Earnings (loss) per common share:
 Primary
   Before extraordinary item...........     $   (.80)  $   (.18)  $    .88
   Extraordinary item..................          ---        ---       (.07)
   Accounting change...................          ---        ---        .07
                                             -------    -------    -------
   Net earnings (loss).................     $   (.80)  $   (.18)  $    .88
                                             =======    =======    =======
 Fully diluted
   Before extraordinary item...........     $   (.80)  $   (.18)  $    .85
   Extraordinary item..................          ---        ---       (.07)
   Accounting change...................          ---        ---        .07
                                             -------    -------    -------
   Net earnings (loss).................     $   (.80)  $   (.18)  $    .85
                                             =======    =======    =======
Weighted average number of common
 shares outstanding
   Primary.............................        4,192      4,023      3,913
                                             =======    =======    =======
   Fully diluted.......................        4,192      4,023      4,053
                                             =======    =======    =======

              See notes to consolidated financial statements.

                         THE DIANA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                               (Dollars in Thousands)

                                     Common Stock     Additional               Unrealized Loss      Treasury Stock        Total
                                  Number of    Par     Paid in    Accumulated   on Marketable     Number of            Shareholders'
                                    Shares    Value    Capital      Deficit      Securities        Shares      Cost       Equity
Balance at April 3, 1993          4,637,530  $ 4,638   $ 45,786   $ (27,818)      $   ---         1,344,667  $(7,114)    $ 15,492
Net earnings                            ---      ---        ---       3,453           ---               ---      ---        3,453
5% stock dividend                       ---      ---        214      (1,084)          ---          (163,889)     866           (4)
Exercise of stock options               ---      ---        (47)        ---           ---           (15,500)      82           35
Unrealized loss on
 marketable securities                  ---      ---        ---         ---          (412)              ---      ---         (412)
Other                                   ---      ---        288         ---           ---               ---      ---          288
                                  ---------   ------    -------    --------        ------         ---------  -------      -------
Balance at April 2, 1994          4,637,530    4,638     46,241     (25,449)         (412)        1,165,278   (6,166)      18,852
Net loss                                ---      ---        ---        (720)          ---               ---      ---         (720)
5% stock dividend                   172,823      172      1,830      (2,009)          ---               ---      ---           (7)
Exercise of stock options               ---      ---        (14)        ---           ---            (4,500)      24           10
Change in unrealized loss on
 marketable securities                  ---      ---        ---         ---          (301)              ---      ---         (301)
Acquisition of minority interest        ---      ---        491         ---           ---          (265,262)   1,404        1,895
                                  ---------   ------    -------    --------       -------         ---------  -------      -------
Balance at April 1, 1995          4,810,353    4,810     48,548     (28,178)         (713)          895,516   (4,738)      19,729
Net loss                                ---      ---        ---      (3,365)          ---               ---      ---       (3,365)
5% stock dividend                   195,929      196      3,022      (3,233)          ---               ---      ---          (15)
Exercise of stock options               ---      ---        (39)        ---           ---           (12,300)      65           26
Change in unrealized loss on
 marketable securities                  ---      ---        ---         ---          (163)              ---      ---         (163)
Acquisition of Sattel               350,000      350      4,594         ---           ---               ---      ---        4,944
Issuance of common stock            170,000      170      3,315         ---           ---               ---      ---        3,485
Other                                   ---      ---         16         ---           ---            (5,524)      29           45
                                  ---------   ------    -------    --------       -------         ---------  -------      -------
Balance at March 30, 1996         5,526,282  $ 5,526   $ 59,456   $ (34,776)     $   (876)          877,692 $ (4,644)    $ 24,686
                                  =========   ======    =======    ========       =======         =========  =======      =======

                          See notes to consolidated financial statements.

                    THE DIANA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                    Fiscal Year Ended
                                             ------------------------------
                                             March 30,  April 1,   April 2,
                                               1996       1995       1994
                                             --------   --------   --------
Operating activities
 Earnings (loss) before extraordinary
  items and accounting change..........      $(3,365)   $  (720)   $ 3,457
 Adjustments to reconcile earnings
  (loss) to net cash provided (used) by
  operating activities:
   Loss (gain) on sale of
    marketable securities..............          (26)     1,227       (479)
   Depreciation and amortization.......        1,441      1,154      1,098
   Provision for losses on accounts
    receivable.........................          509        313        153
   Write-off of goodwill...............          852        ---        ---
   Equity in loss (earnings) of
    unconsolidated subsidiaries........          370         69        (97)
   Minority interest...................         (109)        44        290
   Payments of net liabilities of
    unconsolidated subsidiary..........         (242)       (95)      (361)
   Other...............................         (256)       311        (14)
   Changes in current assets and
    liabilities........................        2,194      4,414     (4,355)
                                              ------     ------     ------
Net cash provided (used) by operating
 activities............................        1,368      6,717       (308)

Investing activities
 Purchases of property and equipment...         (696)      (599)      (555)
 Affiliate advances and acquisitions,
  net of cash acquired.................       (4,412)       ---     (1,983)
 Purchases of marketable securities....         (475)    (5,647)   (20,218)
 Sales of marketable securities........        5,380      9,276     21,031
 Collection of notes receivable........          138        194        252
 Other.................................           55       (195)       ---
                                              ------     ------     ------
Net cash provided (used) by investing
 activities............................          (10)     3,029     (1,473)

Financing activities
 Changes in short-term borrowings......          236     (5,667)     1,190
 Payments on long-term debt............       (1,265)      (478)      (390)
 Payments toward bond settlements......          ---     (2,822)      (178)
 Common stock issued...................        3,485        ---        ---
                                              ------     ------     ------
Net cash provided (used) by financing
 activities............................        2,456     (8,967)       622
                                              ------     ------     ------
Increase (decrease) in cash and cash
 equivalents...........................        3,814        779     (1,159)

Cash and cash equivalents at the
 beginning of the year.................        2,440      1,661      2,820
                                              ------     ------     ------
Cash and cash equivalents at the end of
 the year..............................      $ 6,254    $ 2,440    $ 1,661
                                              ======     ======     ======

                See notes to consolidated financial statements.

                    THE DIANA CORPORATION AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                MARCH 30, 1996


NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation

     The consolidated group (hereafter referred to as the "Company") included the following companies during the past three years. The following describes each entity in the consolidated group and its current status:

     The Diana Corporation ("Diana")
             Diana and its wholly-owned subsidiaries are included in the consolidated group for all three fiscal years.

     Sattel Communications ("Sattel")
             Diana had a 50% ownership interest in Sattel and accounted for its investment in Sattel using the equity method of accounting from November 1994 to December 1995. In January 1996, Diana increased its ownership interest in Sattel from 50% to 80%. Sattel was included in the consolidated group effective January 1996. Sattel is a provider of central office voice and data switching equipment for communications providers worldwide.

     C&L Communications, Inc. ("C&L")
             C&L is included in the consolidated group for all three fiscal years. Effective June 1994, Diana increased its ownership interest in C&L from 80% to 100%. C&L is a distributor of telecommunications equipment for wide area and local area integrated networks to transport voice, data and video communications primarily in North America.

     Valley Communications, Inc. ("Valley")
             Valley was acquired by C&L on November 20, 1995 and is included in the consolidated group subsequent to the acquisition date. C&L owns 80% of Valley. Valley provides design, installation and service for voice and data networks and equipment primarily in California.

     Entree Corporation ("Entree")
             Entree and its wholly-owned subsidiary, Atlanta Provision Company, Inc. ("APC"), are included in the consolidated group for all three fiscal years. APC distributes meat and seafood in the southeastern United States. A majority of APC's sales are to retail food stores and meat wholesalers, with the remaining sales to food service enterprises and restaurants. Diana owns 81.25% of Entree.

     Investments in 20%-50% owned subsidiaries in which management has the ability to exercise significant influence are accounted for using the equity method of accounting (see Note 11). Accounts and transactions between members of the consolidated group are eliminated in the consolidated financial statements.

Fiscal Year

     The Company's fiscal year ends on the Saturday closest to March 31. There were 52 weeks in all years presented.

Financial Instruments

     The carrying value of cash and cash equivalents, marketable securities, receivables, accounts payable and borrowings at March 30, 1996 and April 1, 1995 approximate fair value.

Marketable Securities

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income (loss). Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value (based on published market values), with the unrealized gains and losses reported in a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in other income (loss). Realized gains and losses, interest income and dividends are included in other income (loss). For purposes of determining the gain or loss on a sale, the cost of securities sold is determined using the average cost of all shares of each such security held at the dates of sale.

Concentrations of Risk

     APC performs periodic credit evaluations of its customers' financial condition and generally does not require collateral. Receivables from APC's customers are generally due within 7 to 30 days. Approximately 31.8% of consolidated net sales for the year ended March 30, 1996 were made by APC to two customers. Approximately 14.1% of consolidated receivables at March 30, 1996 were due from these two customers.

     Approximately 72% of C&L's inventory purchases are from two companies. The loss of either company would have a negative impact on C&L's operations.

Inventories

     Inventories, consisting of finished product, are stated at the lower of cost or market. Items are removed from inventory based on the specific identification method or the average cost method.

Property and Equipment

     Property and equipment are stated at cost. Provisions for depreciation are computed on the straight-line method for financial reporting purposes over 3 to 10 years for equipment and 5 to 25 years for building and improvements. Depreciation for income tax purposes is computed on accelerated cost recovery methods. Expenditures which substantially increase value or extend asset lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Intangible Assets

     Intangible assets consist of the following (in thousands):

                                             1996      1995
                                             ----      ----
          Intellectual property rights     $ 5,029    $  ---
          Goodwill                           5,491     2,846
          Covenants not to compete           1,021     1,291
          Other                                 44       ---
                                            ------     -----
                                           $11,585    $4,137
                                            ======     =====
     Intellectual property rights are amortized on a straight line basis over a 20 year period. Goodwill is amortized on a straight line basis over 5-40 years. Covenants not to compete are amortized over the non-compete periods of 5-7 years. Accumulated amortization was $1,930,000 and $1,598,000 at March 30, 1996 and April 1, 1995, respectively.

     Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is determined by using identifiable cash flows over the remaining amortization period.

     The Company is exploring options with respect to its investment in APC, including a possible sale of APC. As a result of recent efforts to sell APC, the Company has concluded there has been a decrease in the market value of APC. During the fourth quarter of fiscal 1996, the Company concluded that an impairment of goodwill has occurred and wrote off the remaining goodwill of $852,000 resulting from the acquisition of APC.

Revenue Recognition

     The Company recognizes revenue when product is shipped.

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes."

Earnings (Loss) Per Common Share

     Primary and fully diluted per share amounts are determined by dividing earnings (loss) by the weighted average number of shares of common stock and materially dilutive common stock equivalents (stock options) outstanding.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Reclassifications

     Certain amounts in the financial statements as of April 1, 1995 and for each of the two years in the period ended April 1, 1995 have been reclassified to conform with the classifications used for the year ended March 30, 1996.

NOTE 2 - Acquisitions

Sattel Communications

     On January 16, 1996, the Company acquired an additional 30% ownership interest in Sattel. The acquisition was accounted for as a purchase of a minority interest. As a result, the Company increased its ownership interest in Sattel from 50% to 80%. The Company issued 350,000 shares of its newly issued common stock ("the Diana Shares") to Sattel Technologies, Inc. ("STI") in connection with the transaction. The value assigned to the Diana Shares was $4,944,000, or $14.125 per share, based on the average closing market price of the Company's common stock from January 12, 1996 through January 18, 1996. In addition, the Company agreed to provide Sattel with additional cash to increase its capital contributions to Sattel to $2.5 million and to loan Sattel $1.425 million. The total purchase price related to the Company's additional 30% interest in Sattel, including the 350,000 shares issued, the minority partner's share of additional equity contributions, liabilities assumed and costs of the acquisition, was allocated based on the fair value of assets acquired at the acquisition date, consisting principally of intellectual property rights of approximately $5.1 million.

     On May 3, 1996, the Company and STI entered into a Supplemental Agreement to amend the Exchange Agreement entered into on January 16, 1996. STI agreed to convey to the Company an additional 15% of Sattel and 50,000 Diana Shares in exchange for being released from certain product development obligations and STI's proportionate share of a $10 million capital contribution to Sattel. In May 1996, the Company contributed $10 million to Sattel pursuant to the Supplemental Agreement. This transaction will result in a net reduction of approximately $1,825,000 of intangible assets recorded at March 30, 1996. In addition, subsequent to March 30, 1996, Sattel granted equity participation interests to certain employees of the Company. The Company's effective ownership of Sattel remains at approximately 80% after the grant of these interests. STI's effective ownership interest in Sattel was reduced to approximately 4% as a result of all of these transactions.

NOTE 2 - Acquisitions

Valley

     On November 20, 1995, C&L Acquisition Corporation, a subsidiary of C&L, acquired 80% of the common stock of Valley from Henry P. Mutz, Christopher M. O'Connor and Kenneth R. Hurst (collectively, the "Minority Shareholders") for approximately $4,320,000 (including expenses) and future consideration. The terms of the future consideration payable to the Minority Shareholders are as follows: (1) For the year ended August 31, 1996 - 100% of Valley's pretax earnings as defined in the purchase agreement in excess of $1,300,000; (2) For the 7 months ended March 31, 1997 - 50% of Valley's pretax earnings in excess of $758,000, and (3) For the years ended March 31, 1998, 1999, 2000 and 2001 - 50% of Valley's pretax earnings in excess of $1,300,000. The Company will account for any future consideration with respect to the acquisition of Valley as an adjustment to the purchase price of Valley in accordance with EITF 95-8. Funding for the acquisition was obtained from cash, revolving line of credit draws and a loan of $1,000,000 from the Minority Shareholders (see Note 5). The acquisition was accounted for as a purchase. The cost of the acquisition exceeded the fair value of the net assets of Valley by approximately $2,936,000. The excess is being amortized on the straight line method over 40 years. Valley is one of the largest network installation and service companies in California.

     Valley has a first right of refusal on the sale of stock by a Minority Shareholder (except for a sale to a permitted transferee). Generally, the stock shall be offered to Valley upon the same terms and conditions as offered to the prospective purchaser except that the offering price of the stock shall be the proposed sale price or 75% of the appraised value of the shares as defined in the Stockholders Agreement, whichever is less.

     The Minority Shareholders have the option, exercisable at any time during the Put Period, as defined below, upon the delivery of a written notice to Valley, to require that Valley purchase from the Minority Shareholders the number of shares specified in the notice at a price equal to the appraised value of the shares as defined in the Stockholders Agreement. The redemption price shall be paid in cash at closing. The term "Put Period" as used herein shall mean the period of time commencing on the fifteenth day after receipt by the Minority Shareholders of Valley's audited financial statements for the fiscal year ended March 31, 2000, and expiring thirty days after receipt by the Minority Shareholders of Valley's audited financial statements for the fiscal year ended March 31, 2004.

     The Minority Shareholders have the option to require Valley to purchase the remainder of a Minority Shareholder's ownership interest upon death or disability (incapacitation for 90 days in any 12-month period) of a Minority Shareholder. In addition, if a Minority Shareholder is terminated by Valley for certain causes as defined in the Employment Contract, the Minority Shareholder has the option to require Valley to purchase 50% of the Minority Shareholder's ownership interest on the date of termination and 50% on November 20, 2000. The purchase price of the shares acquired by Valley pursuant to this paragraph shall be equal to the appraised value of the shares based on a multiple of earnings as defined in the Employment Contract.

     The Company will account for any stock acquired by Valley pursuant to the provisions discussed in the above three paragraphs by the purchase method of accounting for the acquisition of minority interest in accordance with Accounting Interpretation No. 26 of APB 16.

     Shareholders of Valley owning 10% or more of the outstanding common stock of Valley shall have the right to require Valley to pay annual dividends in the amount of the lesser of $1,300,000 (prorated for any period less than one fiscal year) or the After-Tax Operating Profit of Valley for such period, provided, however, that such dividend payment (i) does not reduce the net worth of Valley below $1,400,000, (ii) does not render Valley insolvent or otherwise impair its capital, (iii) does not violate any agreement with creditors of Valley, and (iv) does not contravene otherwise applicable laws.

     Valley may sell subordinated notes ("Sub-Debt") due in five (5) years and bearing interest at twenty-five percent (25%) per annum with interest payments due quarterly not to exceed the amount of dividends paid by Valley after November 20, 1995. The Sub-Debt shall be offered to all stockholders of Valley in proportion to their percentage ownership of the stock of Valley, provided, however, that if any stockholder declines to purchase any sub-debt, the sub-debt shall be offered to all stockholders who purchased sub-debt in proportion to their relative holdings of stock of Valley.

     The following unaudited pro forma results of operations for the fifty two weeks ended March 30, 1996 and April 1, 1995, respectively, assume the acquisitions of Valley and Sattel occurred at the beginning of each period (with respect to Sattel in 1995, since its inception in November 1994) (in thousands, except per share amounts):

                                             1996           1995
                                             ----           ----
     Net sales                            $ 297,307      $ 264,087
                                            =======        =======
     Net loss                             $  (3,312)     $    (157)
                                            =======        =======
     Loss per common share                $    (.79)     $    (.04)

     This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

NOTE 3 - Marketable Securities

     Effective April 2, 1994, the Company adopted the provisions of SFAS No.
115. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. The effect as of April 2, 1994 of adopting SFAS No. 115 increased net earnings by $412,000 or $.10 per fully diluted share.

     The following is a summary of available-for-sale and held-to-maturity marketable securities (in thousands):

                                 Available-for-Sale Marketable Securities
                                             March 30, 1996
                                ------------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                                ----     ---------   ---------    -------
Debt securities               $   303      $---        $  12      $   291
Equity securities               1,788       ---          864          924
                               ------       ---         ----       ------
                              $ 2,091      $---        $ 876      $ 1,215
                               ======       ===         ====       ======

                                 Available-for-Sale Marketable Securities
                                              April 1, 1995
                                ------------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                                ----     ---------   ---------    -------
Debt securities               $ 1,156      $ 21        $  58      $ 1,119
Equity securities               1,604       ---          676          928
                               ------       ---         ----       ------
                              $ 2,760      $ 21        $ 734      $ 2,047
                               ======       ===         ====       ======

                                  Held-to-Maturity Marketable Securities
                                              April 1, 1995
                                ------------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                                ----     ---------   ---------    -------
U.S. treasury security        $ 4,164      $---        $ ---      $ 4,164
                               ======       ===         ====       ======
     The gross realized gains on sales of available-for-sale securities totaled $31,000, $14,000 and $592,000 in fiscal 1996, 1995 and 1994, respectively, and the gross realized losses totaled $5,000, $1,241,000 and $113,000 in fiscal 1996, 1995 and 1994, respectively. The net adjustment to unrealized losses on available-for-sale securities included as a separate component of shareholders' equity totaled $876,000 and $713,000 at March 30, 1996 and April 1, 1995, respectively.

     The Company considers its marketable securities to be primarily a resource for potential acquisitions. Pending such uses, the Company invests its marketable securities for the purpose of generating additional income and/or capital appreciation. The Company does not limit its potential investments of marketable securities based on level of risk or investment concentration.

     Expected maturities of marketable securities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost and estimated fair value of marketable securities at March 30, 1996, by contractual maturity, are shown below (in thousands):

                                           Available-for-Sale Securities
                                           -----------------------------
                                                         Estimated
                                                Cost     Fair Value
                                                ----     ----------
     Due after five years                     $   303      $   291
     Equity securities                          1,788          924
                                               ------       ------
                                              $ 2,091      $ 1,215
                                               ======       ======

NOTE 4 - Revolving Line of Credit

     Revolving line of credit consists of the following (in thousands):

                               1996      1995

                    APC       $2,996    $4,241
                    C&L        2,996     2,562
                    Valley     1,046       ---
                              $7,038    $6,803

     APC has a Loan and Security Agreement ("APC Revolver") with a lender (amended effective June 27, 1996) providing a revolving line of credit through November 1997 of up to $9,500,000 with interest at the prime rate plus 2.0% (prime was 8.25% at March 30, 1996). A $2 million letter of credit facility with fees of 2.0% is included within the total credit facility. At March 30, 1996, APC borrowed $2,996,000 and had letters of credit of $2,000,000 issued on its behalf by the lender.

     Borrowings under the APC Revolver are restricted based on defined percentages of eligible accounts receivable and inventories. The amount available under the APC Revolver at March 30, 1996 was $3,754,000. APC pays a fee of 1/2% on the average unused line of credit. Substantially all assets of APC are pledged as collateral under the APC Revolver. The APC Revolver restricts APC in a number of areas, including, but not limited to, declaration of dividends, mergers and acquisitions, transactions with affiliates, capital expenditures and additional indebtedness.

     APC's Revolver contains financial covenants requiring a minimum level of tangible net worth, earnings and net cash flow. At March 30, 1996 APC failed to satisfy the earnings covenant. In June 1996, APC and its lender entered into a waiver and amendment agreement relating to the APC Revolver in order to avoid violating certain financial covenants at March 30, 1996 and in fiscal 1997.

     Because the APC Revolver provides for repayment of borrowings after a 90 day notice from the lender, the indebtedness is classified as short term.
The fiscal 1995 financial statements have been reclassified to conform to fiscal 1996 presentation.

     C&L has a Loan and Security Agreement ("C&L Revolver") with a lender (amended effective June 27, 1996) providing a revolving line of credit through January 1999 of up to $6,000,000, with interest at the prime rate or LIBOR plus 2.25%. In addition, there is an unused line fee of .25%. Borrowings under the C&L Revolver are restricted based on defined percentages of eligible accounts receivable and inventories. The amount available under the C&L Revolver at March 30, 1996, was $803,000. Substantially all assets of C&L are pledged as collateral under the C&L Revolver. The C&L Revolver restricts C&L in a number of areas, including, but not limited to, declaration of dividends, payment of salaries to officers, mergers and acquisitions, transactions with affiliates, capital expenditures and additional indebtedness.

     C&L's Revolver contains financial covenants requiring minimum levels of tangible net worth and pretax income computed on a rolling 12-month basis, a minimum ratio of current assets to current liabilities and a maximum ratio of total liabilities to tangible net worth. At March 30, 1996, C&L failed to satisfy the pretax income requirement. In June 1996, C&L and its lender entered into a waiver and amendment agreement to the C&L Revolver in order to avoid violating certain financial covenants at March 30, 1996 and in fiscal 1997.

     Valley has a Loan and Security Agreement ("Valley Revolver") with a lender providing a revolving line of credit through March 1999 of up to $2,500,000 with interest at the prime rate or LIBOR plus 2.25%. In addition, there is an unused line fee of .25%. Borrowings under the Valley Revolver are restricted based on defined percentages of eligible accounts receivable and inventories. The amount available under the Valley Revolver at March 30, 1996 was $1,206,000. Substantially all assets of Valley are pledged as collateral under the Valley Revolver. The Valley Revolver provides for the maintenance of certain financial ratios and restricts Valley in a number of areas including, but not limited to, declaration of dividends, payments of salaries to officers, mergers and acquisitions, transactions with affiliates, capital expenditures and additional indebtedness.

     At March 30, 1996, the Company classified all borrowings made by C&L and Valley under their respective revolving lines of credit as current liabilities in accordance with EITF 95-22. These revolving lines of credit have 3 year terms expiring in fiscal 1999. C&L's borrowings under its revolving line of credit at April 1, 1995 have been reclassified from current portion of long-term debt for consistent presentation.

NOTE 5 - Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                           March 30,      April 1,
                    Note     Due Date        1996           1995
                    ----   ------------   -----------    ----------
Debentures and
 interest            A     January 2002     $ 2,099       $ 2,240

Note payable         B     October 2000       1,000           ---

Mortgage notes       C     August 2006          837           875

Notes payable        D     May 1998              70           158

Other obligations                               ---            34
                                             ------        ------
                                              4,006         3,307
                    Less current portion       (444)         (326)
                                             ------        ------
                                            $ 3,562       $ 2,981
                                             ======        ======
A. Principal of $1,254,000 and capitalized interest of $845,000. Interest at 11.25%. The debentures are unsecured. The payment of cash dividends by the Company is restricted by the Company's subordinated debentures which provide that the consolidated tangible net worth of the Company cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures, or $1,254,000.

B. Note payable to the minority shareholders of Valley collateralized by the common stock of Valley owned by the Company (see Note 2). Interest at 10%.

C. Interest at 7% and 8.25%. The mortgage notes are collateralized by land and building with a carrying value of $2,627,000 as of March 30, 1996.

D.      Interest at 8.75% - 11.0%.  The notes are collateralized by equipment.

     Approximate annual amounts payable by the Company and its subsidiaries on long-term debt are as follows (in thousands):

                    1997 .................... $   444
                    1998 ....................     403
                    1999 ....................     397
                    2000 ....................     399
                    2001 ....................     404
                    Thereafter ..............   1,959
                                               ------
                                              $ 4,006
                                               ======
NOTE 6 - Commitments and Contingencies

     The Company and its subsidiaries lease various facilities and equipment under noncancelable lease arrangements for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases. Total rental expense (including contingent rentals) under operating leases in fiscal 1996, 1995 and 1994 was $2,090,000, $1,870,000 and $1,929,000,
respectively.

     Future minimum payments (excluding contingent rentals) under noncancelable operating leases with initial terms of one year or more for fiscal years subsequent to March 30, 1996 are as follows (in thousands):

                    1997 .................... $ 1,094
                    1998 ....................     751
                    1999 ....................     567
                    2000 ....................     393
                    2001 ....................     300
                    Thereafter ..............      11
                                               ------
                                              $ 3,116
                                               ======
     C&L participates in an equipment leasing partnership. C&L is subject to a contingent obligation relating to the equipment lease of approximately $386,000 at March 30, 1996, if income from the underlying lease is insufficient to fund future operations of the partnership. The lease for equipment expires in January 1999. The prior owners of C&L have indemnified the Company with respect to any future obligations.

NOTE 7 - Stock Options

     In fiscal 1986, the Company's Board of Directors adopted The Diana Corporation 1986 Nonqualified Stock Option Plan (the "Plan"), which permits the Company to grant nonqualified stock options to key employees and directors of the Company and its subsidiaries. The Plan is limited to 775,609 common shares. The Plan is administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under the Plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. Options granted under the Plan may not be exercised after eleven years from the date of grant, and no options may be granted after December 10, 1997. The exercise price will not be less than the fair market value of the Company's common stock on the date of grant, although the Board has discretion to set the exercise price at any amount that it may establish from time to time. Transactions for fiscal 1996, 1995 and 1994 are as follows:
                                    1996        1995        1994
                                    ----        ----        ----
     Options outstanding at
      beginning of year           566,976     544,264     533,110

     Changes during year:
      5% stock dividend            31,482      27,212      26,654
      Options granted              85,000         ---         ---
      Options exercised           (12,300)     (4,500)    (15,500)
                                  -------     -------     -------
      Net increase                104,182      22,712      11,154
                                  -------     -------     -------
     Options outstanding
      at end of year              671,158     566,976     544,264
                                  =======     =======     =======
     Options exercisable          661,158     566,976     544,264

     Option price range           $2.05-
                                   $20.00

     In March 1996, the Company's Board of Directors adopted the Sattel Communications LLC Employees Nonqualified Stock Option Plan (the "Sattel Plan"), which permits the Company to grant nonqualified stock options for the Company's common stock to key employees and directors of Sattel. The Plan is limited to 500,000 shares of the Company's common stock. The Sattel Plan is administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under the Sattel Plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. Options granted under the Sattel Plan may not be exercised after eleven years from the date of grant, and no options may be granted after March 8, 2007. The exercise price will not be less than the fair market value of the Company's common stock on the date of grant, although the Board has discretion to set the exercise price at any amount that it may establish from time to time.

        In March 1996, stock options for 300,000 shares of the Company's common stock were granted under the Sattel Plan at an exercise price of $20.00 per share . These options, if vested, may be exercised any time between March
31, 1999 and March 31, 2001. The stock options shall vest as follows: (a) 100,000 option shares vest if Sattel's pretax earnings for the fiscal year ending March 31, 1997 exceeds $15 million, (b) 100,000 option shares vest if Sattel's pretax earnings for the fiscal year ending March 31, 1998 exceeds $22.5 million (whether or not the conditions in (a) are satisfied), and (c) 100,000 option shares vest if Sattel's pretax earnings for the fiscal year ending March 31, 1999 exceeds $33.75 million (whether or not the conditions in (a) or (b) are satisfied), provided that, in each case, the grantee is employed by Sattel on March 31, 1999.

        Notwithstanding the foregoing, if Sattel's pretax earnings for the fiscal year ending March 31, 1997 is between $10 million and $15 million, the option shall vest with respect to 100,000 option shares referred to in (a) in the previous paragraph, if Sattel pretax earnings for the fiscal year ending March 31, 1998 exceeds $22.5 million, provided the grantee is employed by Sattel on March 31, 1999.

NOTE 8 - Employee Benefit Plans

     APC contributes to a multiemployer defined benefit pension plan pursuant to the terms of a collective bargaining agreement. Amounts contributed to this plan by APC were $25,000, $34,000 and $39,000, for fiscal years 1996, 1995 and 1994, respectively. Certain subsidiaries offer qualified employees the opportunity to participate in 401(k) plans. The Company accrued $15,000 for matching contributions in fiscal 1996. There were no contributions under these plans for any other year presented.

NOTE 9 - Other Income (Loss)

     Other income (loss) consists of the following for the last three fiscal years (in thousands):

                                                1996      1995      1994
                                               ------    ------    ------
Interest income...........................    $  326    $   570    $2,132
Net gains (losses) on sales of marketable
  securities (See Note 3).................        26     (1,227)      479
Other - net...............................       167        240        86
                                               -----     ------     -----
                                              $  519    $  (417)   $2,697
                                               =====     ======     =====

NOTE 10 - Income Taxes

     Effective April 4, 1993, the Company adopted the liability method of accounting for income taxes in accordance with SFAS No. 109. The cumulative effect as of April 4, 1993 of adopting SFAS No. 109 increased net earnings for fiscal 1994 by $262,000.

     A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate (34%) to earnings (loss) before extraordinary items, accounting change, minority interest and income tax credit (expense) is as follows (in thousands):

<CATION>
                                                    Fiscal Year Ended
                                                    -----------------
                                              March 30,  April 1,   April 2,
                                                1996      1995       1994
                                              -------   --------   --------
Expense (credit) at statutory rate.........   $(1,181)  $  (230)   $ 1,138
Write-off of goodwill......................       290       ---        ---
Settlements of liabilities of
  unconsolidated subsidiary................      (156)      (36)    (1,357)
Reversal of liabilities of unconsolidated
  subsidiary...............................       ---       ---        (71)
Tax effect of net operating loss not
  benefited................................       918       198        180
Other, net.................................       216        68        110
                                               ------    ------     ------
Income tax provision.......................   $    87   $   ---    $   ---
                                               ======    ======     ======

     In fiscal 1996, the Company recorded income tax expense of $87,000 primarily attributable to state income taxes of a subsidiary. In fiscal 1994, the Company recorded an income tax credit of $400,000 resulting from the refund of federal income taxes paid in a prior year.

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                  March 30,    April 1,
                                                    1996         1995
                                                  --------     --------
Deferred tax assets:
  Federal net operating loss carryforwards        $  7,830     $  6,809
  Federal capital loss carryforward                    408          417
  State net operating loss carryforwards             2,436        2,247
  Capitalized interest on Diana debentures             338          394
  Deferred compensation                                460          530
  Allowance for doubtful accounts                      278          225
  Intangible assets (net)                              ---          227
  General business credit carryforwards                145          145
  All other                                            532          461
                                                   -------      -------
     Total deferred tax assets                      12,427       11,455
  Valuation allowance for deferred tax assets       (9,366)     (10,279)
                                                   -------      -------
     Net deferred tax assets                         3,061        1,176

Deferred tax liabilities:
  Intangible assets (net)                            1,949          ---
  Building and improvements basis difference           494          523
  Tax over book depreciation                           245          263
  All other                                            373          390
                                                   -------      -------
     Total deferred tax liabilities                  3,061        1,176
                                                   -------      -------

Net deferred taxes                                $    ---     $    ---
                                                   =======      =======

     The Company has approximately $23,000,000 and $31,250,000 in federal and state net operating loss carryforwards, respectively. These carryforwards expire at various dates through fiscal 2011.

NOTE 11 - Equity in Earnings (Loss) of Unconsolidated Subsidiaries

     Prior to the Company's acquisition of an additional 30% interest in Sattel in January 1996 (see Note 2), the Company accounted for its 50% ownership interest in Sattel under the equity method of accounting. The Company's proportionate share of Sattel's loss from April 2, 1995 to December 31, 1995 was $393,000. APC has a 50% ownership interest in Fieldstone Meats of Alabama, Inc. ("Fieldstone"), a company which produces cured hams and bacon. Diana owns a 50% interest in a partnership that holds promissory notes, secured by inventory and equipment, due over a five year period which substantially ended in fiscal 1996. At March 30, 1996 and April 1, 1995, the carrying value of the Company's investment in unconsolidated subsidiaries was $312,000 and $557,000, respectively, and is included within other assets.

NOTE 11 - Equity in Earnings (Loss) of Unconsolidated Subsidiaries
          (Continued)

     The Company's equity in the earnings (loss) of unconsolidated subsidiaries for the last three fiscal years are as follows (in thousands):

                                   1996      1995      1994
                                  ------    ------    ------
          Sattel                  $(393)    $ (62)    $ ---
          Fieldstone                  7       (35)       48
          Partnership                16        28        49
                                   ----      ----      ----
                                  $(370)    $ (69)    $  97
                                   ====      ====      ====

NOTE 12 - Extraordinary Items

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

     The amounts included in extraordinary item are not net of taxes due to the existence of net operating loss carryforwards (see Note 10).

NOTE 13 -  Related Party Transactions

     Certain of the Company's non-employee directors provide services to the Company and/or its subsidiaries for which they are compensated. Amounts accrued or paid to all directors for these services during fiscal 1996, 1995 and 1994 are $63,000, $367,000 and $329,000, respectively.

     Included in other assets is a receivable of $324,000 from the sellers of C&L. Pursuant to the Stock Purchase Agreement executed in connection with the acquisition of C&L, the sellers are to reimburse the Company for any of the Company's net operating losses used to offset taxable income generated by certain investments owned by C&L. The sellers are currently employees of C&L.

     C&L leases its building and certain vehicles from certain employees of C&L. Total rent expense on such leases was $143,000, $144,000 and $141,000 for the years ended March 30, 1996, April 1, 1995 and April 2, 1994, respectively.

     Effective June 1994, the Company acquired the remaining 20% of C&L's common stock from its minority shareholders in exchange for 265,262 shares (adjusted for the 5% stock dividend paid in July 1994) of the Company's common stock.

NOTE 14 - Business Segment Information

     The Company operates in the following business segments: the wholesale distribution of meat and seafood, telecommunications equipment and voice and data network installation and service. The wholesale distribution of meat and seafood segment consists of APC. In fiscal 1996, APC had one customer that comprised 24.9% of its net sales and 21.9% of consolidated net sales. The telecommunications equipment segment consists of the Company's 80%-owned subsidiary, Sattel, and C&L. The voice and data network installation and service segment consists of the Company's 80%-owned subsidiary, Valley, which was acquired in November 1995. The operating results of Sattel and Valley have been consolidated since their respective acquisition dates in fiscal 1996 (see Note 2). There are no material export sales. Information by industry segment is as follows (in thousands):

                                               Fiscal Years Ended
                                         ------------------------------
                                         March 30,   April 1,   April 2,
                                           1996        1995      1994
                                         --------   --------   --------
Net sales:
  Meat and seafood.................      $236,108   $215,141   $215,333
  Telecommunications equipment.....        25,350     35,245     28,308
  Network installation and service.         6,144        ---        ---
                                          -------    -------    -------
                                         $267,602   $250,386   $243,641
                                          =======    =======    =======
Operating earnings (loss):
  Meat and seafood.................      $   (306)  $    234   $  1,013
  Telecommunications equipment.....          (816)     2,734      2,549
  Network installation and service.           652        ---        ---
  Corporate........................        (1,566)    (2,511)       879
                                          -------    -------    -------
                                         $ (2,036)  $    457   $  4,441
                                          =======    =======    =======
Depreciation and amortization:
  Meat and seafood.................      $    639   $    605   $    551
  Telecommunications equipment.....           695        524        496
  Network installation and service.            73        ---        ---
  Corporate........................            34         25         51
                                          -------    -------    -------
                                         $  1,441   $  1,154   $  1,098
                                          =======    =======    =======
Capital expenditures:
  Meat and seafood.................      $    408   $    474   $    655
  Telecommunications equipment.....           241        113        217
  Network installation and service.            22        ---        ---
  Corporate........................            25         12          3
                                          -------    -------    -------
                                         $    696   $    599   $    875
                                          =======    =======    =======
Identifiable assets:
  Meat and seafood.................      $ 18,048   $ 20,569   $ 21,329
  Telecommunications equipment.....        21,702     16,720     18,109
  Network installation and service.         7,881        ---        ---
  Corporate........................         5,902      8,038     14,605
                                          -------    -------    -------
                                         $ 53,533   $ 45,327   $ 54,043
                                          =======    =======    =======

NOTE 15 - Statement of Cash Flows

     Supplemental cash flow information is as follows for the last three fiscal years (in thousands):

                                            1996       1995       1994
                                            ----       ----       ----
Change in current assets and
 liabilities:
   Receivables.........................   $ 2,066    $   189    $(3,797)
   Inventories.........................     1,845      3,204     (4,760)
   Other current assets................       292        168       (218)
   Accounts payable....................    (1,420)       718      4,287
   Other current liabilities...........      (589)       135        133
                                           ------     ------     ------
                                          $ 2,194    $ 4,414    $(4,355)
                                           ======     ======     ======
Supplemental information:
 Interest paid.........................   $ 1,002    $ 1,001    $ 1,090

Non-cash transactions:
 Purchase of minority interest with
  common stock.........................     4,944      1,895        ---
 Reduction of net liabilities of
  unconsolidated subsidiary............       219        ---        655
 Purchase of subsidiary financed by
  seller...............................     1,000        ---        ---
 Purchase of property and equipment
  financed by seller...................       ---        ---        320


NOTE 16 - Quarterly Results of Operations (Unaudited)

     Fiscal Year Ended March 30, 1996 (in thousands, except per share amounts):

                                 12 Weeks   12 Weeks   12 Weeks   16 Weeks
                                  Ended      Ended      Ended      Ended
                                March 30,  January 6, October 14, July 22,
                                  1996        1996        1995      1995
                                --------   ---------  ----------  -------
Net sales....................... $64,110    $61,111    $60,828    $81,553
Cost of sales...................  60,834     58,658     58,497     78,931
Net earnings (loss).............  (2,512)      (598)       146       (401)
Earnings (loss) per common share    (.57)      (.15)       .03       (.10)

     As a result of recent efforts to sell APC, the Company has concluded there has been a decrease in the market value of APC. During the fourth quarter of fiscal 1996, the Company concluded that an impairment of goodwill has occurred and wrote off the remaining goodwill of $852,000 resulting from the acquisition of APC.

     Fiscal Year Ended April 1, 1995 (in thousands, except per share amounts):

                                 12 Weeks   12 Weeks   12 Weeks   16 Weeks
                                  Ended      Ended      Ended      Ended
                                 April 1,  January 7, October 15, July 23,
                                  1995        1995        1994      1994
                                --------   ---------  ----------  -------
Net sales....................... $64,223    $55,159    $56,255    $74,749
Cost of sales...................  62,218     52,274     53,059     71,647
Net earnings (loss).............    (749)       392        424       (787)
Earnings (loss) per common share    (.18)       .09        .10       (.21)

NOTE 17 - Subsequent Event

     In April 1996, the Company raised approximately $14 million, after commissions and expenses, through the sale of 430,000 shares of common stock.

     In June 1996, Concentric Network Corporation ("CNC") executed a Promissory Note for $5,000,000 in favor of Sattel due September 30, 1996 which is convertible into CNC Series D Preferred Stock under certain conditions outlined in the Note.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None


                                 PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors is incorporated by reference from the Election of Directors and Principal Shareholders sections of the Company's definitive proxy statement for the annual meeting of shareholders on August 22, 1996.

     Information regarding the executive officers, which is not a part of the Company's definitive proxy statement, is set forth below:

      Name              Age                      Position
      ----              ---                      --------
Richard Y. Fisher        63       Chairman of the Board

Donald E. Runge          58       President

Sydney B. Lilly          67       Senior Vice President

R. Scott Miswald         40       Vice President, Controller, Treasurer and
                                    Secretary

     The following information is furnished with respect to each executive officer who is not also a Director of the Company:

     R. Scott Miswald, a Certified Public Accountant, became Secretary in June 1996 and Vice President of the Company in June 1992. Mr. Miswald has been Treasurer and Controller for the past five years. Mr. Miswald is also Secretary and Treasurer of Entree.

ITEM 11.  EXECUTIVE COMPENSATION

     Incorporated by reference from the Executive Compensation section of the Company's definitive proxy statement for the annual meeting of shareholders on August 22, 1996 [excluding the portions thereof specified in Regulation S-K 402(a) (8)].

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Incorporated by reference from the Principal Shareholders section of the Company's definitive proxy statement for the annual meeting of shareholders on August 22, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Incorporated by reference from the Compensation Committee Interlocks and Insider Participation section of the Company's definitive proxy statement for the annual meeting of shareholders on August 22, 1996.

                                 PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                 Form 10-K
(a)  Financial Statements and Financial Statement Schedules     Page Number
                                                                -----------
 (1) The following consolidated financial statements of The Diana Corporation and its subsidiaries are included in Item 8:

     Report of Price Waterhouse LLP, Independent Accountants        20

     Report of Ernst & Young LLP, Independent Auditors              21

     Consolidated Balance Sheets - March 30, 1996
     and April 1, 1995                                              22

     Consolidated Statements of Operations - Fiscal
     Years Ended March 30, 1996, April 1, 1995 and
     April 2, 1994                                                  23

     Consolidated Statements of Changes in Shareholders'
     Equity - Fiscal Years Ended March 30, 1996,
     April 1, 1995 and April 2, 1994                                24

     Consolidated Statements of Cash Flows -
     Fiscal Years Ended March 30, 1996,
     April 1, 1995 and April 2, 1994                                25

     Notes to Consolidated Financial Statements                     26

 (2) The following consolidated financial statement schedules of The Diana Corporation are included in Item 14(d):

     Schedule I -  Condensed Financial Information of Registrant    50

     Schedule II - Valuation and Qualifying Accounts                54

        All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  Reports on Form 8-K:

        During the last quarter of fiscal 1996, the Company filed (1) a Form 8-K on January 31, 1996 regarding its increased ownership interest in Sattel from 50% to 80%; (2) a Form 8-K/A on January 31, 1996 to amend the Form 8-K filed on December 5, 1995; (3) a Form 8-K on March 7, 1996 regarding a change in its certifying accountant; (4) a Form 8-K/A on March 8, 1996 to amend the Form 8-K filed on March 7, 1996; and (5) a Form 8-K on March 19, 1996 related to the sale of APC.

(c)     Exhibits

Exhibit
Number    Description
- -------   -----------
 3.1 Restated Certificate of Incorporation, as amended September 1, 1992 (incorporated herein by reference to Exhibit 3.1 of Registrant's Form 10-K for the year ended April 3, 1993).

 3.2 By-Laws of Registrant, as amended (April 2, 1991) (incorporated herein by reference to Exhibit 3.2 of the Registrant's Form 10-K for the year ended March 30, 1991).

 4.1 Loan and Security Agreement between C&L Communications, Inc. and Sanwa Business Credit dated January 2, 1996 (incorporated herein by reference to Exhibit 10.1 of the Registrant's Registration Statement on Form S-3 Reg. No. 333-1055).

 4.2 First Amendment to Loan and Security Agreement and Waiver Agreement between C&L Communications, Inc. and Sanwa Business Credit Corporation dated June 27, 1996.

 4.3 Loan and Security Agreement between Barclays Business Credit, Inc. and Atlanta Provision Company, Inc. dated November 24, 1992 (incorporated herein by reference to Exhibit 10.10 of the Registrant's Form 10-Q for the 40 weeks ended January 2, 1993).

 4.4 Waiver and First Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Barclays Business Credit, Inc. dated June 25, 1993 (incorporated herein by reference to Exhibit
         4.2 of Registrant's Form 10-Q for the period ended July 24, 1993).

 4.5 Waiver and Second Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Barclays Business Credit, Inc. dated September 9, 1993 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended October 16, 1993).

 4.6 Waiver and Third Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Barclays Business Credit, Inc. dated June 1, 1994 (incorporated herein by reference to Exhibit 4.8 of Registrant's Form 10-K for the year ended April 2, 1994).

 4.7 Waiver and Fourth Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Shawmut Capital Corporation (successor to Barclays Business Credit, Inc.) dated June 28, 1995 (incorporated herein by reference to Exhibit 4.9 of Registrant's Form 10-K for the year ended April 1, 1995).

 4.8 Waiver and Fifth Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Shawmut Capital Corporation (successor to Barclays Business Credit, Inc.) dated August 31, 1995 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended July 22, 1995).

Exhibit
Number    Description
- -------   -----------
 4.9 Waiver and Sixth Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Shawmut Capital Corporation (successor to Barclays Business Credit, Inc.) dated November 28, 1995 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended October 14, 1995).

 4.10 Waiver and Seventh Amendment to Loan and Security Agreement between Atlanta Provision Company, Inc. and Fleet Capital Corporation (successor to Barclays Business Credit, Inc.) dated June 27, 1996.

 4.11 Certain other long-term debt as described in Note 5 of Notes to Consolidated Financial Statements. The Registrant agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt.

 10.1 Employment Arrangement between Richard Y. Fisher and the Registrant effective April 4, 1993 and ending April 1, 1995 (incorporated herein by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended April 3, 1993).*

 10.2 Amended and Restated Employment Agreement between Richard Y. Fisher and The Diana Corporation dated April 2, 1995 (incorporated herein by reference to Exhibit 10.2 of Registrant's Form 10-K for the year ended April 1, 1995).*

 10.3 Employment Agreement between Donald E. Runge and Farm House Foods Corporation dated October 16, 1987, which was guaranteed by the Registrant on September 29, 1988 (incorporated herein by reference to Exhibit 10.14 of Registrant's Form 10-K for the year ended April 3, 1993).*

 10.4 Employment Agreement between Donald E. Runge and The Diana Corporation dated April 2, 1995 (incorporated herein by reference to Exhibit 10.4 of Registrant's Form 10-K for the year ended April 1, 1995).*

 10.5 Employment Agreement between Sydney B. Lilly and The Diana Corporation dated April 2, 1995 (incorporated herein by reference to Exhibit 10.5 of Registrant's Form 10-K for the year ended April 1, 1995).*

 10.6 Consulting Agreement dated December 23, 1991 and ending December 23, 1996 between C&L Acquisition Corporation and Jack E. Donnelly (incorporated herein by reference to Exhibit 10.11 of Registrant's Form 10-K for the year ended April 3, 1993).*



___________________________________________________________________________
* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit
Number    Description
- -------   -----------
 10.7 Amendment to Consulting Agreement between C&L Acquisition Corporation and Jack E. Donnelly dated March 7, 1995 (incorporated herein by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended April 1, 1995).*

 10.8 1986 Nonqualified Stock Option Plan of Registrant as amended (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 10-K for the year ended April 3, 1993).*

 10.9 1993 Nonqualified Stock Option Plan of Entree Corporation (incorporated herein by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended April 2, 1994).*

 10.10 Agreement dated May 14, 1995 between Atlanta Provision Company, Inc. and The United Food & Commercial Workers Union Local 1996 (incorporated herein by reference to Exhibit 10.1 of the Registrant's Form 10-Q for the period ended July 22, 1995).

 10.11 Purchase Agreement dated August 14, 1995 by and between C&L Acquisition Corporation and Henry Mutz, Chris O'Connor and Ken Hurst (incorporated herein by reference to Exhibit 2.1 of the Registrant's Form 8-K/A dated January 31, 1996).

 10.12 Exchange Agreement dated January 16, 1996 by and among The Diana Corporation and Sattel Technologies, Inc. (incorporated herein by reference to Exhibit 10.2 of the Registrant's Registration Statement on Form S-3 Reg. No. 333-1055).

 10.13   1996 Sattel Communications LLC Employees Nonqualified Stock Option
         Plan.

 10.14 Agreement Regarding Award of Class B Units between Sydney B. Lilly and Sattel Communications LLC dated April 1, 1996.*

 10.15 Memorandum of Understanding between The Diana Corporation, Sattel Communications Corp. and Sattel Technologies, Inc. dated May 3, 1996.

 10.16 Second Supplemental Agreement Relating to Joint Venture and Exchange Agreement Reformation between The Diana Corporation, Sattel Technologies, Inc. and D.O.N. Communications Corp. dated May 3, 1996.

 11      Computation of Earnings Per Share

 22      Subsidiaries of Registrant

 23      Consents of Independent Auditors

 27      Financial Data Schedule

___________________________________________________________________________
* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                  THE DIANA CORPORATION AND SUBSIDIARIES
        SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                         CONDENSED BALANCE SHEETS
                              (In Thousands)

                                                     March 30,  April 1,
                                                       1996       1995
                                                     --------   --------
                                   ASSETS
Current assets:
  Cash and cash equivalents........................  $ 3,567    $   ---
  Marketable securities............................    1,213        ---
  Other current assets.............................      201        389
                                                      ------     ------
    Total current assets...........................    4,981        389

Land and equipment (net)...........................      158         16
Investments in and advances to unconsolidated
 subsidiaries......................................   23,536     23,789
                                                      ------     ------
                                                     $28,675    $24,194
                                                      ======     ======

                    LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable.................................  $   177    $   ---
  Accrued liabilities..............................      638        682
  Current portion of long-term debt................      141        141
                                                      ------     ------
    Total current liabilities......................      956        823

Long-term debt.....................................    1,958      2,099
Other liabilities..................................    1,075      1,543


Shareholders' equity:
  Common stock.....................................    5,526      4,810
  Additional paid-in capital.......................   59,456     48,548
  Accumulated deficit..............................  (34,776)   (28,178)
  Unrealized loss on marketable securities.........     (876)      (713)
  Treasury stock...................................   (4,644)    (4,738)
                                                      ------     ------
    Total shareholders' equity.....................   24,686     19,729
                                                      ------     ------
                                                     $28,675    $24,194
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

                                                Fiscal Year Ended
                                                -----------------
                                         March 30,   April 1,    April 2,
                                           1996        1995        1994
                                         --------    -------     -------
Other income..........................   $   774     $    47     $   755

Administrative expenses...............    (1,878)     (1,621)     (1,388)

Interest expense......................      (106)       (112)       (119)

Non-operating income (expense)........       (50)        199         208

Income tax credit.....................       ---         ---         400

Equity in earnings (loss) of
 unconsolidated subsidiaries..........    (2,105)        767       3,601
                                          ------      ------      ------
Earnings (loss) before extraordinary
 item and accounting change...........    (3,365)       (720)      3,457

Extraordinary item....................       ---         ---        (266)
                                          ------      ------      ------

Earnings (loss) before accounting
 change...............................    (3,365)       (720)      3,191

Cumulative effect of accounting change       ---         ---         262
                                          ------      ------      ------
Net earnings (loss)...................   $(3,365)    $  (720)    $ 3,453
                                          ======      ======      ======
Earnings (loss) per common share:
 Primary
   Before extraordinary item..........   $  (.80)    $  (.18)    $   .88
   Extraordinary item.................       ---         ---        (.07)
   Accounting change..................       ---         ---         .07
                                          ------      ------      ------
   Net earnings (loss)................   $  (.80)    $  (.18)    $   .88
                                          ======      ======      ======
 Fully diluted
   Before extraordinary item..........   $  (.80)    $  (.18)    $   .85
   Extraordinary item.................       ---         ---        (.07)
   Accounting change..................       ---         ---         .07
                                          ------      ------      ------
   Net earnings (loss)................   $  (.80)    $  (.18)    $   .85
                                          ======      ======      ======
Weighted average number of common
 shares outstanding
   Primary............................     4,192       4,023       3,913
                                          ======      ======      ======
   Fully diluted......................     4,192       4,023       4,053
                                          ======      ======      ======

See notes to condensed financial statements and notes to consolidated financial statements.

                  THE DIANA CORPORATION AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                         STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                    Fiscal Year Ended
                                                    -----------------
                                              March 30, April 1,  April 2,
                                                1996      1995      1994
                                              --------  -------   -------
Operating activities
 Earnings (loss) before extraordinary items
  and accounting change.....................  $(3,365)  $  (720)  $ 3,457
 Adjustments to reconcile earnings (loss)
  to net cash used by operating activities:
   Depreciation & amortization..............       29         8        10
   Equity in (earnings) loss of
    unconsolidated subsidiaries.............    2,105      (767)   (3,601)
   Non-operating income.....................      ---       ---      (208)
   Payments of net liabilities of
    unconsolidated subsidiary...............     (242)      (95)     (361)
   Changes in current assets and liabilities:
     Receivables............................      ---     1,374    (1,370)
     Other..................................      (79)     (181)      184
                                               ------    ------    ------
Net cash used by operating activities.......   (1,552)     (381)   (1,889)

Investing activities
  Additions to equipment....................      (25)      (11)       (3)
  Purchase of securities....................     (475)      ---       ---
  Proceeds of sale of securities............    5,380       ---       ---
  Changes in investments in and advances to
   unconsolidated subsidiaries..............   (3,430)    3,475     2,318
                                               ------    ------    ------
Net cash provided by investing activities...    1,450     3,464     2,315

Financing activities
 Payments on long-term debt.................     (141)     (261)     (261)
 Issuance of common stock...................    3,485       ---       ---
 Payments toward bond settlements...........      ---    (2,822)     (178)
                                               ------    ------    ------
Net cash provided (used) by financing
 activities.................................    3,344    (3,083)     (439)
                                               ------    ------    ------
Increase (decrease) in cash.................    3,242       ---       (13)
Increase in cash resulting from merger with
 subsidiary.................................      325       ---       ---
Cash at the beginning of the year...........      ---       ---        13
                                               ------    ------    ------
Cash at the end of the year.................  $ 3,567   $   ---   $   ---
                                               ======    ======    ======
Supplemental information:
 Interest paid..............................  $  106    $    11   $    17

Non-cash transactions:
 Purchase of minority interest with common
  stock.....................................   4,944      1,895       ---
 Reduction of net liabilities of
  unconsolidated subsidiary.................     219        ---       655


See notes to condensed financial statements and notes to consolidated financial statements.

                  THE DIANA CORPORATION AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                  NOTES TO CONDENSED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

     The condensed financial information of the Registrant includes the accounts of the parent company. In fiscal 1996, the parent's wholly-owned subsidiary, D.O.N., Incorporated was merged into the parent.

     Substantially all investments in and advances to unconsolidated subsidiaries are eliminated in the consolidated financial statements. In fiscal 1996, other income includes management fees and interest income of $448,000 that is eliminated in the consolidated financial statements. Intercompany profits between related parties are eliminated in these financial statements.

NOTE 2 - LONG-TERM OBLIGATIONS

          Approximate annual amounts due on long-term obligations for the five years subsequent to March 30, 1996 are (in thousands):

                           1997           $  141
                           1998              141
                           1999              141
                           2000              141
                           2001              141
                           Thereafter      1,394
                                           -----
                                          $2,099
                                           =====
NOTE 3 - COMMITMENTS AND CONTINGENCIES

          Diana leases its corporate office space under a noncancelable lease with a rental commitment of $36,000 in fiscal 1997.

          Diana has guaranteed obligations of an unconsolidated subsidiary not to exceed $1,050,000 of which $370,000 was outstanding at March 30, 1996. Subsequent to March 30, 1996, Diana guaranteed the obligations of another unconsolidated subsidiary not to exceed $400,000. Subsequent to March 30, 1996, Diana extended an unsecured line of credit of $1 million at prime plus 2% to an unconsolidated subsidiary.

                  THE DIANA CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Fiscal Year Ended
                                                 -----------------
                                           March 30,  April 1,   April 2,
                                             1996       1995       1994
                                           -------    -------    -------
                                                   (In Thousands)
Valuation accounts deducted in balance
 sheet from assets to which they apply:
Allowance for doubtful accounts:
    Balance at beginning of period......   $  600     $  517     $  784
    Additions -
      Charged to costs and expenses.....      519        313        153
    Reductions -
      Accounts written off, net of
       recoveries.......................     (347)      (230)      (420)
                                            -----      -----      -----
    Balance at end of period............   $  772     $  600     $  517
                                            =====      =====      =====
Allowance for unrealized losses on
  inventory:
    Balance at beginning of period......   $  189     $  106     $  345
    Additions -
     Charged to costs and expenses......      399        273        123
    Reductions -
     Amounts written off on sale or
      disposal of inventories...........     (185)      (190)      (362)
                                            -----      -----      -----
    Balance at end of period............   $  403     $  189     $  106
                                            =====      =====      =====
Allowance for net unrealized losses on
 current marketable securities:
    Balance at beginning of period......   $  713     $  412     $  ---
    Addition-charge against
     shareholders' equity...............      163        301        412
                                            -----      -----      -----
    Balance at end of period............   $  876     $  713     $  412
                                            =====      =====      =====


                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of June, 1996.

                                        THE DIANA CORPORATION



                                        By /s/ Richard Y. Fisher
                                               Chairman of the Board

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

      Signature                    Title                     Date


/s/ Richard Y. Fisher     Chairman of the Board
Richard Y. Fisher          (Principal Executive Officer)


/s/ Donald E. Runge       President and Director
Donald E. Runge


/s/ Sydney B. Lilly       Senior Vice President and       June 28, 1996
Sydney B. Lilly            Director


/s/ R. Scott Miswald      Vice President, Treasurer and
R. Scott Miswald           Controller (Principal Financial
                           and Accounting Officer)

/s/ Bruce C. Borchardt    Director
Bruce C. Borchardt


/s/ Jack E. Donnelly      Director
Jack E. Donnelly


/s/ Jay M. Lieberman      Director
Jay M. Lieberman