Form 10-Q/A
period 1996-01-06
DIANA CORP
filed 1996-07-12
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q/A
                              (Amendment No. 1)



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

                      Part I - Financial Information

Item 1.  Financial Statements

                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                  January 6,     April 1,
                                                     1996          1995
                                                  ----------    ----------
                                                  (Unaudited)

                                  Assets
Current assets
  Cash and cash equivalents                       $  3,473      $  2,440
  Restricted short-term investment                      81           300
  Marketable securities                              2,204         6,211
  Receivables                                       17,150        14,785
  Inventories                                       11,081        12,237
  Other current assets                                 776           390
                                                    ------        ------
    Total current assets                            34,765        36,363

Property and equipment, net                          4,046         3,803
Intangible assets                                    6,793         4,137
Other assets                                         2,032         1,024
                                                    ------        ------
                                                  $ 47,636      $ 45,327
                                                    ======        ======
              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $ 14,455      $ 12,355
  Accrued and other current liabilities              3,282         1,390

  Revolving line of credit                           5,643         6,803
  Current portion of long-term debt                    503           326
                                                   -------        ------
    Total current liabilities                       23,883        20,874

Long-term debt                                       3,613         2,981

Other liabilities                                    1,449         1,743
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        5,006         4,810
  Additional paid-in capital                        51,547        48,548
  Accumulated deficit                              (32,264)      (28,178)
  Unrealized loss on marketable securities            (954)         (713)
  Treasury stock                                    (4,644)       (4,738)
                                                    ------        ------
    Total shareholders' equity                      18,691        19,729
                                                    ------        ------
                                                  $ 47,636      $ 45,327
                                                    ======        ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              12 Weeks Ended             40 Weeks Ended
                         -----------------------    -----------------------
                         January 6,   January 7,    January 6,   January 7,
                            1996         1995          1996         1995
                         ----------   ----------    ----------   ---------
Net sales                 $ 61,111     $ 55,159     $ 203,493    $ 186,163
Other income (loss)            114          136           447         (584)
                            ------       ------       -------      -------
                            61,225       55,295       203,940      185,579

Cost of sales               58,658       52,274       196,087      176,980
Selling and administra-
 tive expenses               2,586        2,338         7,518        7,749
                            ------       ------       -------      -------
Operating earnings (loss)      (19)         683           335          850

Interest expense              (246)        (193)         (788)        (777)
Non-operating income           ---          ---           ---           68
Income tax expense             ---          (26)          ---          (26)
Minority interest              (12)         ---           (12)         (44)
Equity in loss of
 unconsolidated
 subsidiaries                 (321)         (72)         (388)         (42)
                            ------       ------       -------      -------
Net earnings (loss)       $   (598)    $    392     $    (853)   $      29
                            ======       ======       =======      =======
Earnings (loss) per
 common share             $   (.15)    $    .09      $   (.21)    $    .01
                            ======       ======       =======      =======
Weighted average number
 of common shares
 outstanding                 4,122        4,278         4,117        4,198
                            ======       ======       =======      =======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                      40 Weeks Ended
                                                      --------------
                                                  January 6,    January 7,
                                                     1996          1995
                                                  ----------    ----------
Operating Activities:
  Net earnings (loss)                              $  (853)      $    29
  Reconciliation of net earnings (loss) to
   net cash provided by operating activities:
    Loss on sales of marketable securities             ---         1,227
    Depreciation and amortization                      983           865
    Minority interest                                   12            44
    Equity in loss of unconsolidated
      subsidiaries                                     388            42
    Payment of net liabilities of
      unconsolidated subsidiary                       (238)         (111)
    Changes in operating assets and liabilities      3,986         4,906
                                                    ------        ------
Net cash provided by operating activities            4,278         7,002

Investing activities:

  Acquisition of Valley, net of cash acquired       (2,999)          ---

  Additions to property and equipment                 (436)         (320)
  Purchases of marketable securities                  (469)       (5,647)
  Sales of marketable securities                     4,273         9,276
  Investments in unconsolidated subsidiary          (1,481)          ---
  Other                                                256           142
                                                    ------        ------

Net cash provided by investing activities           (  856)        3,451

Financing activities:
  Changes in short-term borrowings                  (1,825)       (6,427)
  Changes in long-term debt                           (515)         (406)

  Payment toward bond settlement                       ---        (2,822)
  Other                                                (49)          ---
                                                    ------        ------

Net cash used by financing activities               (2,389)       (9,655)
                                                    ------        ------

Increase in cash and cash equivalents                1,033           798

Cash and cash equivalents at the
  beginning of the period                            2,440         1,661
                                                    ------        ------
Cash and cash equivalents at the end
  of the period                                    $ 3,473       $ 2,459
                                                    ======        ======
Non-cash transactions:


  Purchase of Subsidiary financed by seller        $ 1,000       $   ---

  Purchase of minority interest with
   common stock                                        ---         1,895


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


NOTE 2 - Acquisition


     On November 20, 1995, C&L Acquisition Corporation, a subsidiary of the Company's subsidiary, C&L Communications, Inc. ("C&L") acquired 80% of the common stock of Valley Communications, Inc. ("Valley") from Henry P. Mutz, Christopher M. O'Connor and Kenneth R. Hurst (collectively, the "Minority Shareholders") for approximately $4,320,000 including expenses and future consideration. The terms of the future consideration payable to the Minority Shareholders are as follows: (1) For the year ended August 31, 1996 - 100% of Valley's pretax earnings in excess of $1,300,000; (2) For the 7 months ended March 31, 1997 - 50% of Valley's pretax earnings in excess of $758,000, and (3) For the years ended March 31, 1998, 1999, 2000 and 2001 - 50% of Valley's pretax earnings in excess of $1,300,000. The Company will account for any future consideration with respect to the acquisition of Valley as an adjustment to the purchase price of Valley in accordance with EITF 95-8. Funding for the acquisition was obtained from the Company's cash equivalents, C&L's revolving line of credit and a loan of $1,000,000 from Valley's minority shareholders. The acquisition was accounted for as a purchase. The cost of the acquisition exceeded the fair value of the net assets of Valley by approximately $2,936,000. The excess is being amortized on the straight line method over 40 years. Valley is one of the largest network installation and service companies in California.

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



     The Minority Shareholders have the option, exercisable at any time during the Put Period, as defined below, upon the delivery of a written notice to Valley, to require that Valley purchase from the Minority Shareholders such number of shares as shall be specified in such notice at a price equal to the appraised value of the shares as defined in the Stockholders Agreement. Such redemption price shall be paid in cash at closing. The term "Put Period" as used herein shall mean the period of time commencing on the fifteenth (15) day after receipt by the Minority Shareholders of Valley's audited financial statements for the fiscal year ended March 31, 2000, and expiring thirty (30) days after receipt by the Minority Shareholders of Valley's audited financial statements for the fiscal year ended March 31, 2004.



     The Minority Shareholders have the option to require Valley to purchase the remainder of a Minority Shareholder's ownership interest upon death or disability (incapacitation for 90 days in any 12-month period) of a Minority Shareholder. In addition, if a Minority Shareholder is terminated by Valley for certain causes as defined in the Employment Contract, the Minority Shareholder has the option to require Valley to purchase 50% of the Minority Shareholder's ownership interest on the date of termination and 50% on November 20, 2000. The purchase price of the shares acquired by Valley pursuant to this paragraph shall be equal to the appraised value of the shares as defined in the employment agreement.



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



     Valley may sell subordinated notes ("Sub-Debt") due in five (5) years and bearing interest at twenty-five percent (25%) per annum with interest payments due quarterly not to exceed the amount of dividends paid by Valley after November 20, 1995. Such Sub-Debt shall be offered to all stockholders of Valley in proportion to their percentage ownership of the stock of Valley, provided, however, that if any stockholder declines to purchase any such note, the note shall be offered to all stockholders who purchased such notes in proportion to their relative holdings of stock of Valley.

     The following unaudited pro forma results of operations for the forty weeks ended January 6, 1996 and January 7, 1995, respectively, assume the acquisition of Valley and Sattel Communications Corp. (see Note 4 below) occurred at the beginning of each period (in thousands, except per share amounts):
                                             1996           1995
                                             ----           ----
     Net sales                            $ 215,198      $ 195,407
                                            =======        =======
     Net earnings (loss)                  $    (800)     $     233
                                            =======        =======
     Earnings (loss) per common share     $    (.18)     $     .05
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


NOTE 4 - Revolving Line of Credit

     Revolving line of credit consists of the following (in thousands):

                              January 6,     April 1,
                                 1996          1995
                              ----------     --------
                    APC        $2,997         $4,241
                    C&L         1,786          2,562
                    Valley        860            ---
                               ------         ------
                               $5,643         $6,803
                               ======         ======
     The terms of the revolving line of credit facilities are further described in Item 2 (Liquidity and Capital Resources). Borrowings under the APC Loan and Security Agreement ("APC Revolver") are classified as short term, because the APC Revolver provides for repayment of borrowings after a 90 day notice from the lender. The fiscal 1995 financial statements have been reclassified to conform to fiscal 1996 presentation. At January 6, 1996, the Company classified all borrowings made by C&L under its revolving line of credit as a current liability in accordance with EITF 95-22. C&L's borrowings under its revolving line of credit at April 1, 1995 have been reclassified from current portion of long-term debt for consistent presentation.

NOTE 5 - Subsequent Event

     On January 16, 1996, the Company acquired an additional 30% ownership interest in Sattel Communications Corp. ("Satcom"). As a result, the Company increased its ownership interest in Satcom from 50% to 80%. The Company issued 350,000 shares of its newly issued common stock ("the Diana Shares") to Sattel Technologies, Inc. ("STI") in connection with the transaction. The value assigned to the Diana Shares was $4,944,000, or $14.125 per share, based on the average closing market price of the Company's common stock from January 12, 1996 through January 18, 1996. STI retained a 20% ownership interest in Satcom. In addition, the Company has agreed to register the Diana Shares for resale. STI will be permitted to sell under the Registration Statement, up to 50,000 Diana Shares at any time following the date on which the Registration Statement becomes effective, an additional 150,000 Diana Shares at any time after January 16, 1997 and the remaining 150,000 Diana Shares at any time after July 16, 1997; provided that if the closing price on the New York Stock Exchange ("NYSE") of a Diana Share shall on any date be equal or greater than $16.75, then STI shall thereafter be permitted to sell all of its Diana Shares. The Company has not yet completed its analyses of the following accounting ramifications of the transaction: the appraisal to determine the fair value of the net assets acquired, purchase price allocation and amortization periods.

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

     In October 1995, C&L appointed a new chief executive officer who has excellent senior management experience in telecommunications switching and data communications. Subsequently, several employees resigned from C&L including, among others, the chief financial officer, the vice president of sales and marketing, the sales manager and six out of fourteen sales people. Several if not all of these former employees went to work for a newly formed competitor. Subsequently, a sales person that went to work for the newly formed competitor returned to C&L. C&L has replaced most of the other departed personnel.



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


     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2.0% through November 1997.
A $2 million letter of credit facility is included within the total credit facility. At January 6, 1996, APC borrowed $2,997,000 and had letters of credit of $2,000,000 issued on its behalf. At January 6, 1996, APC had available unused borrowing capacity of $3,678,000. In August and November 1995, APC and its lender entered into waiver and amendment agreements relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1996. The November 1995 amendment provides for the following financial covenants during the next twelve months: minimum tangible net worth of $3,900,000, a net loss for the fiscal year ended March 30, 1996 not to exceed $400,000 and net cash flow on a rolling thirteen period basis (measured at the end of each four week period) ranging from $(355,000) to $500,000. At February 9, 1996, based upon the representations and projections of APC's management, the Company believed that APC would meet the financial covenants during the next twelve months. APC's lender did not grant to APC a grace period in connection with the waiver granted to APC. Because APC's credit facility provides for repayment of borrowings after a 90 day notice from the lender, borrowings under the credit facility are classified as short term. The fiscal 1995 financial statements have been reclassified to conform to fiscal 1996 presentation.



     The Company is exploring options with respect to its investment in APC, including a possible sale of APC or other methods of divestiture. A formal plan of disposal has not been adopted by the Company's Board of Directors.


          Valley's credit facility provides a revolving line of credit of up to $1,000,000 with interest at the prime rate plus 1% through February 28, 1996. At January 6, 1996, Valley borrowed $800,000 and had unused borrowing capacity of $200,000. Valley anticipates completing a refinancing of its credit facility in February 1996.

     In the fourth quarter of fiscal 1996 and in the first quarter of fiscal 1997, through April 12, 1996, the Company raised approximately $9.6 million, after commissions and expenses, through the sale of 400,000 shares of Common Stock. As a result of such sales, the Company believes that it has adequate capital resources for its liquidity needs through at least fiscal 1997. If conditions warrant, however, the Company may raise additional capital in fiscal 1997 for longer term liquidity needs.



     Satcom's sales for its fiscal year ended December 31, 1995 were $264,000. For this period, there were no sales of the Data Net product. Satcom has hired personnel to prepare and implement a marketing program for its products. STI will supply Satcom with its inventory needs during calendar 1996, provided STI delivers the inventory on time, in good quality and on competitive terms.

                        Part II.  Other Information


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

               27    -   Financial Data Schedule


          b) A Form 8-K dated October 17, 1995 was filed by the Company which covered Item 5. Other Events and Item 7. Financial Statements and Exhibits.

               A Form 8-K dated December 5, 1995 was filed by the Company which covered Item 2. Acquisition or Disposition or Assets and Item 7. Financial Statements and Exhibits.




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



DATE:  July 12, 1996