Form 10-K/A
period 1995-04-01
DIANA CORP
filed 1996-07-23
CIK 57201

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K/A
                             (Amendment No. 1)

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

ITEM 6.  SELECTED FINANCIAL DATA

                            THE DIANA CORPORATION
                           SELECTED FINANCIAL DATA
                  (In Thousands, Except Per Share Amounts)

                            April 1,  April 2,  April 3, March 28, March 30,
                              1995      1994     1993     1992      1991
                            -------   -------   ------  --------  --------

                                                  (3)      (2)       (4)


Net sales                  $250,386  $243,641  $222,254  $161,607  $185,245
                            =======   =======   =======   =======   =======
Earnings (loss) from
 continuing operations.... $   (720) $  3,457  $  1,857  $ (1,013) $ (2,519)
Loss from discontinued
 operations...............      ---       ---       ---       ---    (8,687)
Extraordinary items.......      ---      (266)    1,318       ---    16,937
Accounting change.........      ---       262       ---       ---       ---
                            -------   -------   -------   -------   -------
Net earnings (loss)....... $   (720) $  3,453  $  3,175  $ (1,013) $  5,731
                            =======   =======   =======   =======   =======
Earnings (loss) per
 common share:

Primary
 Continuing operations...  $   (.19) $    .93  $    .51  $   (.27) $   (.61)
 Discontinued operations.       ---       ---       ---       ---     (2.10)
 Extraordinary items.....       ---      (.07)      .36       ---      4.09
 Accounting change.......       ---       .07       ---       ---       ---
                            -------   -------   -------   -------   -------
   Net earnings (loss)...  $   (.19) $    .93  $    .87  $   (.27) $   1.38
                            =======   =======   =======   =======   =======
Fully diluted
 Continuing operations...  $   (.19) $    .89  $    .51  $   (.27) $   (.61)
 Discontinued operations.       ---       ---       ---       ---     (2.10)
 Extraordinary items.....       ---      (.07)      .36       ---      4.09
 Accounting change.......       ---       .07       ---       ---       ---
                            -------   -------   -------   -------   -------
   Net earnings (loss)...  $   (.19) $    .89  $    .87  $   (.27) $   1.38
                            =======   =======   =======   =======   =======
Cash dividends per common
 share...................  $    ---  $    ---  $    ---  $    ---  $    ---
                            =======   =======   =======   =======   =======

Total assets.............  $ 45,327  $ 54,043  $ 46,072  $ 40,536  $ 34,644

Long-term debt (1).......     5,869     7,489     6,142     3,409     1,640
Working capital..........    15,489    21,207    17,490    18,942    21,917

Shareholders' equity.....    19,729    18,852    15,492    12,326    13,959


(1)  Includes current portion of long-term debt.

(2) The fourth quarter of fiscal 1992 contains the results of C&L, which was acquired in December 1991.

(3)  Fiscal 1993 contains 53 weeks.  All other years contain 52 weeks.


(4)  In fiscal 1991, discontinued operations consisted of Retailing Corporation
     of America (RCOA), an operator of specialty retail stores.   The extra-
     ordinary items consisted of gains on the deconsolidation of RCOA and on the extinguishment of debt.


ITEM 7.
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Results of Operations - Fiscal Year Ended April 1, 1995
     versus April 2, 1994

     The following is a summary of sales for fiscal 1995 and 1994, including sales by significant product line for APC:

                                     1995           1994
                                     ----           ----
                                        (In Thousands)

          C&L                     $ 35,245       $ 28,308

          Beef                     107,055        116,557
          Pork                      42,700         40,770
          Other                     65,386         58,006
                                   -------        -------
          APC Total                215,141        215,333
                                   -------        -------
                                  $250,386       $243,641
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

     For the fiscal year ended April 1, 1995, selling and administrative expenses increased $1,157,000 or 12.6% over fiscal 1994. Selling and administrative expenses have increased primarily because of increased selling and advertising expenses incurred by C&L to penetrate new and existing markets. During fiscal 1995 C&L incurred expenses attributable to the development and distribution of an updated product catalog, increased participation in trade shows and increased advertising and promotional efforts. In addition, C&L attempted to expand its business outside of the United States through the development of an international sales department and the opening of a sales and distribution office in Mexico. As a result of these efforts, C&L increased its business as evidenced by the sales increase of 24.5% in fiscal 1995 as compared to fiscal 1994. The attempt to expand international business was unsuccessful due to the devaluation of the Peso and the international sales department and office in Mexico were closed. C&L is reviewing its sales and marketing program in order to reduce expense levels which increased in fiscal 1995 as a result of the aforementioned items. Selling and administrative expenses as a percentage of net sales was 4.1% in fiscal 1995 as compared to 3.8% in fiscal 1994.

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (Cont.)


     For the fiscal year ended April 1, 1995, interest expense decreased $93,000 or 7.8% over fiscal 1994. The decrease is primarily attributable to a reduction in short term borrowings by Diana's corporate office. Diana's corporate office utilized short term (margin) borrowings to purchase some marketable securities. Some of the proceeds from the sale of marketable securities as discussed above were used to repay all of the short term borrowings. Short term borrowings were eliminated during the second quarter of fiscal 1995.



     As further discussed in Note 11 to the Consolidated Financial Statements, the decrease in minority interest is attributable to the Company's acquisition of the remaining 20% of C&L's common stock from its minority shareholders.


     In fiscal 1995, APC continued to incur inefficiencies in its warehouse
and transportation operations which began  in  fiscal  1994.   APC incurred
increased warehouse and transportation payroll expenses and inventory losses resulting from a continuation of the operating inefficiencies. Consequently, APC made management changes and implemented new procedures in an attempt to improve its warehouse and transportation operations. Furthermore, during the latter part of fiscal 1995's third quarter, APC began selling to Sam's Club, a significant, new customer. APC services the Southeastern region of this national warehouse club. This new customer will generate a significant amount of volume at margins that are lower than APC's average historical margins. Initially, the addition of this new business increased the operational inefficiencies discussed above which management believes is the primary reason for the loss of $749,000 incurred in the fourth quarter of fiscal 1995. After the resolution of these operational inefficiencies, APC should be able to service this customer at a lower average cost than its other customers because of efficiencies that should result from shipping large volumes of product. Although APC does not have a contractual relationship with Sam's Club, it believes that Sam's Club will continue to purchase product from APC. Due to the addition of this new customer and the limits on APC's ability to efficiently service certain customers, APC is reviewing and evaluating the service requirements and profitability of these customers to identify less profitable business that can be discontinued.



     Results of Operations - Fiscal Year Ended April 2, 1994
     versus April 3, 1993

     The following is a summary of sales for fiscal 1994 and 1993, including sales by significant product line for APC:

                                     1994           1993
                                     ----           ----
                                        (In Thousands)

          C&L                     $ 28,308       $ 21,517

          Beef                     116,557        120,454
          Pork                      40,770         31,617
          Other                     58,006         48,666
                                   -------        -------
          APC Total                215,333        200,737
                                   -------        -------
                                  $243,641       $222,254
                                   =======        =======

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - (Cont.)


     For the fiscal year ended April 2, 1994, net sales increased $21,387,000 or 9.6% over fiscal 1993. C&L's net sales increased $6,791,000 or 31.6% over fiscal 1993. C&L's sales increase is due primarily to increased sales of products used in digital networks for integrated voice and data communications systems and other digital products recently added to C&L's product line. C&L had smaller increases in call controller sales than its digital products because of reduced sales in the first and second quarter of fiscal 1994. The market for call controllers has been negatively impacted by a continuing consolidation of long distance carriers and continuing growth of equal access resulting in a reduction of demand for the product. C&L tried to mitigate this trend through the acquisition of Bobby Hollis D/B/A The Hollis Group ("Hollis"). Hollis is a national distributor of call controllers. Hollis' sales for the year ended December 31, 1992 were $5,760,000. This acquisition resulted in additional call controller business to C&L, however, it did not offset the effects of market consolidation. In addition, C&L is attempting to diversify its product line, through the introduction of ISDN, ATM, frame relay and digital switches, in order to reduce the significance of the call controller business. APC's net sales increased $14,596,000 or 7.3% over fiscal 1993. APC's overall volume (based
on tonnage) during this period increased by 5.2%.   The average sales price
per pound increased from $1.20 per pound in fiscal 1993 to $1.22 per pound in fiscal 1994. This increase is primarily due to a modest sales price increase in all product lines and to a lesser extent a change in the mix of the product.



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

     In fiscal 1995, the Company had $599,000 of capital expenditures consisting primarily of purchases by APC to improve its distribution facility and upgrade its warehouse equipment. The Company estimates that fiscal 1996 capital expenditures will approximate $550,000-$750,000. Significant capital expenditures are anticipated for C&L's data processing requirements and improvements to APC's distribution facility. The improvements to APC's distribution facility will eliminate some of the factors contributing to the warehouse inefficiencies previously discussed. C&L's and APC's Loan and Security Agreements include covenants that restrict capital expenditures. In fiscal 1996, C&L's and APC's capital expenditures will be limited to an aggregate of $900,000 because of covenants in their Loan and Security Agreements that restrict capital expenditures.



     C&L's credit facility provides a revolving line of credit of up to $6,000,000 with interest at the prime rate plus .25% (9.25%) through December 1995. At April 1, 1995, C&L borrowed $2,562,000 and had available unused borrowing capacity of $3,011,000.


     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2% (11%) through November 1997. A $2 million letter of credit facility is included within the total credit facility. At April 1, 1995, APC borrowed $4,241,000 and had letters of credit of $1,500,000 issued on its behalf. At April 1, 1995, APC had available unused borrowing capacity of $3,009,000. APC's Loan and Security Agreement contains financial covenants requiring a minimum level of tangible net worth, earnings and net cash flow. At April 1, 1995 APC failed to satisfy all of the aforementioned financial covenants. In June 1995, APC and its lender entered into a waiver and amendment agreement relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1995 and 1996. The amendment provides for the following financial covenants during fiscal 1996: minimum tangible net worth of $4,000,000, earnings of not less than $400,000 and net cash flow on a rolling thirteen period basis (measured at the end of each four week period) ranging from $(125,000) to $500,000. At June 28, 1995, based upon the representations and projections of APC's management, the Company believed that APC would meet the financial covenants during fiscal 1996 or would obtain any required waivers from the lender. APC's lender did not grant to APC a grace period in connection with the waiver granted to APC. Borrowings under the APC credit facility are classified as short term because APC's Loan and Security Agreement provides for repayment of borrowings after a 90 day notice from the lender.



     On June 25, 1993, C&L acquired certain assets and assumed certain liabilities of Hollis, a national distributor of call controllers, for $1,983,000. Cash utilized to make this acquisition was obtained primarily from C&L's revolving line of credit and from a loan of $500,000 from one of C&L's minority shareholders which was subsequently repaid.



     Effective June 1994, the Company acquired the remaining 20% of C&L's common stock from its minority shareholders in exchange for 265,262 shares (adjusted for the 5% stock dividend paid in July 1994) of the Company's common stock. This acquisition will not change the nature of the Company's operation of C&L.

     In December 1994, the Company and Sattel entered into a general partnership agreement to establish Satcom. The Company and Sattel each received a 50% interest in Satcom. Profits and losses are allocated equally among the two partners. Under the terms of this agreement, initial contributions to be made to the partnership by Diana were operating capital and the cost of a marketing study which in the aggregate would not exceed $200,000. In addition, the Company agreed to prepare a business plan and arrange for ongoing product production if the partners approve the marketing plan. Sattel agreed to develop, design and test a telecommunications product, manufacture three units, provide administrative services and provide the use of its facilities to Satcom until permanent facilities were determined.



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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  THE DIANA CORPORATION AND SUBSIDIARIES




                                                                   PAGE


Report of Ernst & Young LLP, Independent Auditors...............    10

Consolidated Balance Sheets.....................................    11

Consolidated Statements of Operations...........................    12

Consolidated Statements of Changes in Shareholders' Equity......    13

Consolidated Statements of Cash Flows...........................    14

Notes to Consolidated Financial Statements......................    15

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


Milwaukee, Wisconsin                            ERNST & YOUNG LLP
June 2, 1995, except for Note 3
  as to which the date is June 28, 1995

                    THE DIANA CORPORATION AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                           (Dollars in Thousands)

                                                        April 1,  April 2,
                                                          1995      1994
                                                        -------   -------
                              ASSETS (NOTE 3)
Current assets
  Cash and cash equivalents............................ $ 2,440   $ 1,661
  Restricted short-term investment.....................     300       630
  Marketable securities................................   6,211    11,254
  Receivables, less allowance for
   doubtful accounts of $600 and $517..................  14,785    15,310
  Inventories..........................................  12,237    15,441
  Other current assets.................................     390       336
                                                         ------    ------
    Total current assets...............................  36,363    44,632

Property and equipment
  Land.................................................     357       357
  Building and improvements............................   4,400     4,154
  Fixtures and equipment...............................   3,298     3,315
                                                         ------    ------
                                                          8,055     7,826
  Less accumulated depreciation........................  (4,252)   (3,945)
                                                         ------    ------
                                                          3,803     3,881

Goodwill, net..........................................   2,846     2,710
Covenants not to compete, net..........................   1,291     1,663
Other assets...........................................   1,024     1,157
                                                         ------    ------
                                                        $45,327   $54,043
                                                         ======    ======
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities

  Short-term borrowings................................ $ 4,241   $ 8,766

  Accounts payable.....................................  12,355    11,637
  Accrued liabilities..................................   1,390     1,072

  Current portion of long-term debt....................   2,888     1,950
                                                         ------    ------
        Total current liabilities......................  20,874    23,425

Long-term debt.........................................   2,981     5,539

Net liabilities of unconsolidated subsidiary...........     698     3,615
Other liabilities .....................................   1,045       977
Minority interest......................................     ---     1,635
Commitments and contingencies (Note 4).................

Shareholders' equity
  Preferred stock - $.01 par value.
   Authorized 5,000,000 shares; none issued............     ---       ---
  Common stock - $1 par value.  Authorized 15,000,000
   shares; issued 4,810,353 and 4,637,530 shares.......   4,810     4,638
  Additional paid-in capital...........................  48,548    46,241
  Accumulated deficit.................................. (28,178)  (25,449)
  Unrealized loss on marketable securities.............    (713)     (412)
  Treasury stock at cost...............................  (4,738)   (6,166)
                                                         ------    ------
        Total shareholders' equity.....................  19,729    18,852
                                                         ------    ------
                                                        $45,327   $54,043
                                                         ======    ======

              See notes to consolidated financial statements.

                    THE DIANA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)

                                                   Fiscal Year Ended
                                            ------------------------------
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

                          THE DIANA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Dollars in Thousands)

                                     Common Stock     Additional               Unrealized Loss      Treasury Stock        Total
                                  Number of    Par     Paid in    Accumulated   on Marketable     Number of            Shareholders'
                                    Shares    Value    Capital      Deficit      Securities        Shares      Cost       Equity
                                  ---------  -------  ----------  -----------  ---------------  ------------  -------  ------------
Balance at March 28, 1992         4,637,530  $ 4,638  $ 45,786    $ (30,993)      $   ---         1,339,667  $(7,105)    $ 12,326

Net earnings                            ---      ---       ---        3,175           ---               ---      ---        3,175

Purchase of treasury stock              ---      ---       ---          ---           ---             5,000       (9)          (9)
                                  ---------   ------   -------     --------        ------         ---------  -------      -------
Balance at April 3, 1993          4,637,530    4,638    45,786      (27,818)          ---         1,344,667   (7,114)      15,492


Net earnings                            ---      ---       ---        3,453           ---               ---      ---        3,453

5% stock dividend                       ---      ---       214       (1,084)          ---          (163,889)     866           (4)

Exercise of stock options               ---      ---       (47)         ---           ---           (15,500)      82           35

Unrealized loss on
 marketable securities                  ---      ---       ---          ---          (412)              ---      ---         (412)

Other                                   ---      ---       288          ---           ---               ---      ---          288
                                  ---------   ------   -------     --------        ------         ---------  -------      -------
Balance at April 2, 1994          4,637,530    4,638    46,241      (25,449)         (412)        1,165,278   (6,166)      18,852


Net loss                                ---      ---       ---         (720)          ---               ---      ---         (720)

5% stock dividend                   172,823      172     1,830       (2,009)          ---               ---      ---           (7)

Exercise of stock options               ---      ---       (14)         ---           ---            (4,500)      24           10

Change in unrealized loss on
 marketable securities                  ---      ---       ---          ---          (301)              ---      ---         (301)

Acquisition of minority interest        ---      ---       491          ---           ---          (265,262)   1,404        1,895
                                  ---------   ------   -------     --------       -------         ---------  -------      -------
Balance at April 1, 1995          4,810,353  $ 4,810  $ 48,548    $ (28,178)     $   (713)          895,516 $ (4,738)    $ 19,729
                                  =========   ======   =======     ========       =======         =========  =======      =======

                         See notes to consolidated financial statements.

                    THE DIANA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               (In Thousands)

                                                    Fiscal Year Ended
                                             ------------------------------
                                             April 1,   April 2,   April 3,
                                               1995       1994       1993
                                             --------   --------   --------
Operating activities
 Earnings (loss) before extraordinary
  items and accounting change..........      $  (720)   $ 3,457    $ 1,857
 Adjustments to reconcile earnings
  (loss) to net cash provided (used) by
  operating activities:
   Loss (gain) on sale of
    marketable securities..............        1,227       (479)      (285)
   Depreciation and amortization.......        1,154      1,098        852
   Provision for losses on accounts
    receivable.........................          313        153        406
   Non-operating income................          ---        ---       (625)
   Equity in loss (earnings) of
    unconsolidated subsidiaries........           69        (97)       (69)
   Minority interest...................           44        290        174
   Payments of net liabilities of
    unconsolidated subsidiary..........          (95)      (361)       (63)
   Other...............................          311        (14)      (320)
   Changes in current assets and
    liabilities........................        4,414     (4,355)    (2,838)
                                              ------     ------     ------
Net cash provided (used) by operating
 activities............................        6,717       (308)      (911)

Investing activities
 Additions to property and equipment...         (599)      (555)      (251)
 Acquisitions, net of cash acquired....          ---     (1,983)      (163)
 Purchases of marketable securities....       (5,647)   (20,218)   (15,982)
 Sales of marketable securities........        9,276     21,031      6,895
 Collection of notes receivable........          194        252        268
 Other.................................         (195)       ---        ---
                                              ------     ------     ------
Net cash provided (used) by investing
 activities............................        3,029     (1,473)    (9,233)

Financing activities

 Changes in short-term borrowings......       (4,525)      (226)     8,992
 Payments on long-term debt............       (1,620)      (390)      (330)
 Proceeds from long-term debt..........          ---      1,416        268

 Payments toward bond settlements......       (2,822)      (178)    (1,081)
 Purchase of treasury stock............          ---        ---         (9)
                                              ------     ------     ------
Net cash provided (used) by financing
 activities............................       (8,967)       622      7,840
                                              ------     ------     ------
Increase (decrease) in cash and cash
 equivalents...........................          779     (1,159)    (2,304)

Cash and cash equivalents at the
 beginning of the year.................        1,661      2,820      5,124
                                              ------     ------     ------
Cash and cash equivalents at the end of
 the year..............................      $ 2,440    $ 1,661    $ 2,820
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

     The following is a summary of available-for-sale and held-to-maturity marketable securities:
                                 Available-for-Sale Marketable Securities
                                              April 1, 1995
                                ------------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                                ----     ---------   ---------    -------
                                             (In Thousands)

U.S. corporate securities     $ 1,156      $ 21        $  58      $ 1,119
Other debt securities             ---       ---          ---          ---
                               ------       ---         ----       ------
   Total debt securities        1,156        21           58        1,119
Equity securities               1,604       ---          676          928
                               ------       ---         ----       ------
                              $ 2,760      $ 21        $ 734      $ 2,047
                               ======       ===         ====       ======

                                  Held-to-Maturity Marketable Securities
                                              April 1, 1995
                                ------------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                                ----     ---------   ---------    -------
                                             (In Thousands)

U.S. treasury security        $ 4,164      $---        $ ---      $ 4,164
                               ======       ===         ====       ======

                                 Available-for-Sale Marketable Securities
                                              April 2, 1994
                                ------------------------------------------
                                           Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value
                                ----     ---------   ---------    -------
                                             (In Thousands)

U.S. corporate securities     $ 8,976      $ 23        $ 375      $ 8,624
Other debt securities           2,181       ---          ---        2,181
                               ------       ---         ----       ------
   Total debt securities       11,157        23          375       10,805
Equity securities                 509       ---           60          449
                               ------       ---         ----       ------
                              $11,666      $ 23        $ 435      $11,254
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

     Expected maturities of marketable securities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost and estimated fair value of marketable securities at April 1, 1995, by contractual maturity, are shown below:

                                           Available-for-Sale Securities
                                           -----------------------------
                                                         Estimated
                                                Cost     Fair Value
                                                ----     ----------
                                                  (In Thousands)

     Due after five years                     $ 1,156      $ 1,119
     Equity securities                          1,604          928
                                               ------       ------
                                              $ 2,760      $ 2,047
                                               ======       ======

                                            Held-to-Maturity Securities
                                            ---------------------------
                                                         Estimated
                                                Cost     Fair Value
                                                ----     ----------
                                                  (In Thousands)

     Due in one year or less                  $ 4,164      $ 4,164
                                               ======       ======

NOTE 3 - Short-Term Borrowings and Long-Term Debt


     Short-term borrowings consist of the following (in thousands):

                                                April 1,   April 2,
                                                  1995       1994
                                                --------   --------
     Borrowings under APC's line of credit       $4,241     $6,622

     Margin borrowings                              ---      2,144
                                                  -----      -----
                                                 $4,241     $8,766
                                                  =====      =====
     APC has a Loan and Security Agreement ("Agreement") with a lender (amended effective June 28, 1995) providing a revolving line of credit through November 1997 of up to $9,500,000 with interest at the prime rate plus 2% (prime was 9% at April 1, 1995). A $2 million letter of credit facility with fees of 2% is included within the total credit facility. At April 1, 1995, APC borrowed $4,241,000 and had letters of credit of $1,500,000 issued on its behalf by the lender.

     APC's Loan and Security Agreement contains financial covenants requiring a minimum level of tangible net worth, earnings and net cash flow. At April 1, 1995 APC failed to satisfy all of the aforementioned financial covenants. In June 1995, APC and its lender entered into a waiver and amendment agreement relating to the Loan and Security Agreement in order to avoid violating certain financial covenants in fiscal 1995 and 1996. APC's lender did not grant to APC a grace period in connection with the waiver granted to APC.

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

     Borrowings under the Agreement are classified as short term because the Agreement provides for repayment of borrowings after a 90 day notice from the lender. The fiscal 1994 financial statements have been reclassified to conform to the fiscal 1995 presentation.

     Long-term debt consists of the following:

                                                    April 1,     April 2,
                    Note   Company    Due Date        1995         1994
                    ----   -------  ------------   -----------  ----------
                                                       (In Thousands)
Debentures and
 interest            A      Diana   January 2002     $ 2,240     $ 2,381

Note payable                Diana                        ---         120

Notes payable        B       APC    October 1996         158         306

Mortgage notes       C       APC    August 2006          875         924

Line of credit       D       C&L    December 1995      2,562       3,705

Other obligations    E       C&L    October 1996          34          53
                                                      ------      ------
                                                       5,869       7,489
                    Less current portion              (2,888)     (1,950)
                                                      ------      ------
                                                     $ 2,981     $ 5,539
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

E.      Interest at 3.9%.  The obligation is collateralized by equipment.

     Approximate annual amounts payable by Diana and its subsidiaries on long-term debt for the next five fiscal years are as follows (in thousands):

                    1996 .................... $ 2,888
                    1997 ....................     247
                    1998 ....................     192
                    1999 ....................     195
                    2000 ....................     200



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

                                    1995        1994        1993
                                    ----        ----        ----
     Options outstanding at
      beginning of year           544,264     533,110     528,110

     Changes during year:
      5% stock dividend            27,212      26,654         ---
      Granted                         ---         ---       5,000
      Exercised                    (4,500)    (15,500)        ---
                                  -------     -------     -------
      Net increase                 22,712      11,154       5,000
                                  -------     -------     -------
     Options outstanding
      at end of year              566,976     544,264     533,110
                                  =======     =======     =======
     Options exercisable          566,976     544,264     533,110

     Option price range           $2.15-      $2.26-      $2.38-
                                   $6.12       $6.43       $6.75

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

NOTE 7 - Other Income (Loss) and Non-Operating Income

     Other income (loss) consists of the following for the last three years:

                                                1995      1994      1993
                                               ------    ------    ------
                                                     (In Thousands)

Interest income...........................     $  570    $2,132    $  901
Net gains (losses) on sales of marketable
  securities (See Note 2).................     (1,227)      479       285
Other.....................................        240        86       285
                                                -----     -----     -----
                                               $ (417)   $2,697    $1,471
                                                =====     =====     =====
     Non-operating income consists of the following for the last three years:

                                                1995      1994      1993
                                               ------    ------    ------
                                                     (In Thousands)

Gain on settlements of lawsuits                $   34    $  ---    $  ---
Gain from extinguishment of certain net
  liabilities of unconsolidated subsidiary        ---       ---       625
Refund of certain expenses of a subsidiary        ---       ---        93
                                                -----     -----     -----
                                               $   34    $  ---    $  718
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

     A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate (34%) to earnings (loss) before extraordinary items, accounting change, minority interest and income tax credit is as follows:
                                                    Fiscal Year Ended
                                                    -----------------
                                              April 1,   April 2,   April 3,
                                                1995      1994       1993
                                              -------   --------   --------
                                                     (In Thousands)

Expense (credit) at statutory rate.........   $  (230)  $ 1,138    $   691
Settlements of liabilities of
  unconsolidated subsidiary................       (36)   (1,357)    (1,773)
Reversal of liabilities of unconsolidated
  subsidiary...............................       ---       (71)      (212)
Tax effect of net operating loss not
  recognized...............................       198       180      1,214
Other, net.................................        68       110         80
                                               ------    ------     ------
Income tax provision.......................   $   ---   $   ---    $   ---
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

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Components of the Company's deferred tax assets and liabilities are as follows:

                                                  April 1,     April 2,
                                                    1995         1994
                                                  --------     --------
                                                     (In Thousands)
Deferred tax assets:
  Federal net operating loss carryforwards        $  6,809     $  7,274
  Federal capital loss carryforward                    417          ---
  State net operating loss carryforwards             2,247        2,175
  Capitalized interest on Diana debentures             394          451
  Deferred compensation                                530          437
  Allowance for doubtful accounts                      225          197
  Covenants not to compete                             227          157
  General business credit carryforwards                145          145
  Unrealized loss on marketable securities             242          140
  All other                                            219          227
                                                   -------      -------
     Total deferred tax assets                      11,455       11,203
  Valuation allowance for deferred tax assets      (10,279)     (10,039)
                                                   -------      -------
     Net deferred tax assets                         1,176        1,164

Deferred tax liabilities:
  Building and improvements basis difference           523          552
  Tax over book depreciation                           263          245
  All other                                            390          367
                                                   -------      -------
     Total deferred tax liabilities                  1,176        1,164
                                                   -------      -------
Net deferred taxes                                $    ---     $    ---
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

     The Company's equity in the earnings (loss) of unconsolidated subsidiaries for the last three fiscal years are as follows:

                                        1995      1994      1993
                                       ------    ------    ------
                                             (In Thousands)

     Partnership                       $  28     $  49     $  63
     Fieldstone                          (35)       48         6
     Sattel Communications               (62)      ---       ---
                                        ----      ----      ----
                                       $ (69)    $  97     $  69
                                        ====      ====      ====
NOTE 10 - Extraordinary Items


     Carl and Dorothy Ossmann, Mary Leach, Wilmer and Florence Tiede, and Rosemary and Ray Ward V. The Diana Corporation, Donald E. Runge and Richard
Y. Fisher (the "Ossmann Suit"), and First Trust National Association and Norwest Bank Minnesota V. Farm House Foods Corporation and The Diana Corporation (the "First Trust Suit"). On or about February 15, 1991, the Ossmann Suit was filed as a class action in the United States District Court, District of Minnesota, Civil Action No. 3-91-CV94. The Ossmann Suit sought to recover against Diana on behalf of all holders of outstanding Farm House 11-1/2% Subordinated Capital Notes Due 1989, Farm House 11% Senior Subordinated Debentures Due 1997, and/or Farm House Floating Rate Subordinated Capital Notes Due 1989 (collectively, the "Farm House Bonds"). In May 1992, the Court entered a final Judgment and Order approving a Settlement Agreement between the defendants and those plaintiffs who did not elect to exclude themselves from the class. Persons holding approximately $3.9 million in principal amount of Farm House Bonds elected not to participate in the settlement (the "opt-outs"). The Ossmann Suit proceeded on behalf of the opt-outs who were certified as a new class and who were joined by the plaintiffs in the First Trust Suit, who were permitted to intervene as plaintiffs on certain claims. In March 1992, the First Trust Suit was commenced in the United States District Court for the Eastern District of Wisconsin, Civil Action No. 92-C-0291. This action seeks to recover against Diana on behalf of the opt-outs. In March 1994, the remaining parties to the Ossmann Suit and the First Trust Suit entered into an Amended Memorandum of Understanding (the "Settlement") providing for settlement of the matter. In fiscal 1995, the defendants made total payments of $3,237,000 to the trustees pursuant to the Settlement as full and complete payment of all amounts due, including principal and accrued interest with a carrying value of $3,391,000 and trustee fees and costs. In addition, a payment of $180,000 was made to the attorneys of the class pursuant to the Settlement. The Company accounted for the Settlement in accordance with SFAS No. 76, "Extinguishment of Debt" and recorded an extraordinary loss, including the direct costs of settlement, of $266,000 in fiscal 1994.

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


     Effective June 1994, the Company acquired the remaining 20% of C&L's common stock from its minority shareholders in exchange for 265,262 shares (adjusted for the 5% stock dividend paid in July 1994) of the Company's common stock. This acquisition was accounted for as a purchase. The total cost of the acquisition of $1,895,000, based on a market value of $7.14 per share assigned to the Company's common stock, exceeded the fair value of the net assets of C&L that were acquired by $215,000. The excess is being amortized on the straight line method over the remaining amortization period of goodwill resulting from the initial acquisition of C&L in December 1991. The pro forma results of operations assuming that this transaction had occurred on April 4, 1993 are as follows:


                                                Fiscal Years Ended
                                              -----------------------
                                               April 1,       April 2,
                                                1995           1994
                                              --------       --------
                                     (In Thousands, Except Per Share Amounts)

   Earnings (loss) before extraordinary
     items and accounting change               $ (676)        $3,747
                                                =====          =====
   Fully diluted earnings (loss) per share
     before extraordinary items and
     accounting change                         $ (.17)        $  .91
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

                                               Fiscal Years Ended
                                         ------------------------------
                                          April 1,   April 2,   April 3,
                                           1995        1994      1993
                                         --------   --------   --------
                                                 (In Thousands)
Net sales:
  Meat and seafood.................      $215,141   $215,333   $200,737
  Telecommunications equipment.....        35,245     28,308     21,517
  Corporate........................           ---        ---        ---
                                          -------    -------    -------
                                         $250,386   $243,641   $222,254
                                          =======    =======    =======
Operating earnings (loss):
  Meat and seafood.................      $    234   $  1,013   $    587
  Telecommunications equipment.....         2,734      2,549      1,778
  Corporate........................        (2,511)       879       (383)
                                          -------    -------    -------
                                         $    457   $  4,441   $  1,982
                                          =======    =======    =======
Depreciation and amortization:
  Meat and seafood.................      $    605   $    551   $    420
  Telecommunications equipment.....           524        496        412
  Corporate........................            25         51         20
                                          -------    -------    -------
                                         $  1,154   $  1,098   $    852
                                          =======    =======    =======
Capital expenditures:
  Meat and seafood.................      $    474   $    655   $    277
  Telecommunications equipment.....           113        217        103
  Corporate........................            12          3          5
                                          -------    -------    -------
                                         $    599   $    875   $    385
                                          =======    =======    =======
Identifiable assets:
  Meat and seafood.................      $ 20,569   $ 21,329   $ 17,956
  Telecommunications equipment.....        16,720     18,109     12,798
  Corporate........................         8,038     14,605     15,318
                                          -------    -------    -------
                                         $ 45,327   $ 54,043   $ 46,072
                                          =======    =======    =======

NOTE 13 - STATEMENT OF CASH FLOWS

     Supplemental cash flow information is as follows for the last three fiscal years:
                                            1995       1994       1993
                                            ----       ----       ----
                                                  (In Thousands)
Change in current assets and
 liabilities:
   Restricted short-term investments      $   330    $   ---    $ 1,457
   Receivables.........................       189     (3,797)    (1,196)
   Inventories.........................     3,204     (4,760)       601
   Other current assets................      (162)      (218)       (61)
   Accounts payable....................       718      4,287     (3,280)
   Other current liabilities...........       135        133       (359)
                                           ------     ------     ------
                                          $ 4,414    $(4,355)   $(2,838)
                                           ======     ======     ======
Supplemental information:
 Interest paid.........................   $ 1,001    $ 1,090    $   556

Non-cash transactions:
 Purchase of minority interest with
  common stock.........................     1,895        ---        ---
 Reduction of net liabilities of
  unconsolidated subsidiary............       ---        655        ---
 Purchase of property and equipment
  financed by seller...................       ---        320        134
 Record obligation for Diana debentures
  and capitalized interest.............       ---        ---      2,660

NOTE 14 - Quarterly Results of Operations (Unaudited)

     Fiscal Year Ended April 1, 1995:

                                 12 Weeks   12 Weeks   12 Weeks   16 Weeks
                                  Ended      Ended      Ended      Ended
                                 April 1,  January 7, October 15, July 23,
                                  1995        1995        1994      1994
                                --------   ---------  ----------  -------
                                 (In Thousands, Except Per Share Amounts)

Net sales....................... $64,223    $55,159    $56,255    $74,749
Cost of sales...................  62,218     52,274     53,059     71,647
Earnings (loss) before extra-
 ordinary items and accounting
 change.........................    (749)       392        424       (787)
Earnings (loss) per common share    (.19)       .10        .10       (.22)

     Fiscal Year Ended April 2, 1994:

                                 12 Weeks   12 Weeks   12 Weeks   16 Weeks
                                  Ended      Ended      Ended      Ended
                                 April 2,  January 8, October 16, July 24,
                                  1994        1994        1993      1993
                                --------   ---------  ----------  -------
                                 (In Thousands, Except Per Share Amounts)

Net sales....................... $58,809    $56,695    $55,318    $72,819
Cost of sales...................  55,980     54,034     52,513     70,213
Earnings (loss) before extra-
 ordinary items and accounting
 change.........................   1,876      1,746        819       (984)
Earnings (loss) per common share     .48        .48        .23       (.27)

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

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 23rd day of July, 1996.


                                        THE DIANA CORPORATION



                                        By /s/ R. Scott Miswald
                                           Vice President, Treasurer and
                                           Controller