Form 10-Q
period 1996-07-20
DIANA CORP
filed 1996-09-03
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended            July 20, 1996

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

                                                            X  Yes   ___ No


     At August 15, 1996, the registrant had issued and outstanding an aggregate of 5,028,590 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                    July 20,    March 30,
                                                     1996          1996
                                                  -----------   ----------
                                                  (Unaudited)

                                  Assets
Current assets
  Cash and cash equivalents                       $ 11,686      $  6,254
  Marketable securities                              1,414         1,215
  Receivables                                       21,163        16,171
  Inventories                                       12,373        12,337
  Other current assets                                 974         1,009
                                                    ------        ------
    Total current assets                            47,610        36,986

Property and equipment                               4,440         4,158
Intangible assets                                    9,521        11,585
Other assets                                         3,293           804
                                                    ------        ------
                                                  $ 64,864      $ 53,533
                                                    ======        ======
              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $ 12,523      $ 13,707
  Accrued liabilities                                2,442         2,514
  Revolving lines of credit                          9,256         7,038
  Current portion of long-term debt                    405           444
                                                    ------        ------
    Total current liabilities                       24,626        23,703

Long-term debt                                       3,468         3,562
Other liabilities                                    1,615         1,582
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        5,756         5,526
  Additional paid-in capital                        72,086        59,456
  Accumulated deficit                              (36,099)      (34,776)
  Unrealized loss on marketable securities            (677)         (876)
  Treasury stock                                    (5,911)       (4,644)
                                                    ------        ------
    Total shareholders' equity                      35,155        24,686
                                                  $ 64,864      $ 53,533
                                                    ======        ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                                                       16 Weeks Ended
                                                  July 20,        July 22,
                                                    1996            1995
                                                 ----------      ----------
Net sales                                        $ 87,217        $ 81,553
Other income                                          207             135
                                                   ------          ------
                                                   87,424          81,688

Cost of sales                                      83,180          78,931
Selling and administrative expenses                 5,273           2,751
                                                   ------          ------

Operating earnings (loss)                          (1,029)              6

Interest expense                                     (396)           (335)
Minority interest                                     103             ---
Equity in loss of unconsolidated
  subsidiaries                                        ---             (72)
                                                   ------          ------
Net loss                                         $ (1,322)       $   (401)
                                                   ======          ======
Loss per common share                            $   (.27)       $   (.10)
                                                   ======          ======
Weighted average number of common shares
  outstanding                                       4,976           4,111
                                                   ======          ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                      16 Weeks Ended
                                                   July 20,       July 22,
                                                     1996           1995
                                                  ----------     ----------
Operating Activities:
  Net loss                                         $(1,322)       $  (401)
  Reconciliation of net loss to net cash
   provided by operating activities:
    Depreciation and amortization                      513            364
    Minority interest                                 (103)           ---
    Equity in loss of unconsolidated
      subsidiaries                                     ---             72
    Other                                             (275)           (31)
    Changes in operating assets and liabilities     (3,751)         1,609
                                                    ------         ------
Net cash provided (used) by operating activities    (4,938)         1,613

Investing activities:
  Increase in promissory note                       (5,000)           ---
  Additions to property and equipment                 (544)          (147)
  Purchases of marketable securities                   ---           (161)
  Sales of marketable securities                       ---          4,200
  Other                                                ---             (3)
                                                    ------         ------
Net cash provided (used) by investing activities    (5,544)         3,889

Financing activities:
  Changes in revolving lines of credit               2,218         (2,184)
  Payments on long-term debt                          (133)           (87)
  Common stock issued                               13,918            ---
  Cash dividend payment by subsidiary to
    minority shareholders                              (89)           ---
                                                    ------         ------
Net cash provided (used) by financing activities    15,914         (2,271)
                                                    ------         ------
Increase in cash and cash equivalents                5,432          3,231

Cash and cash equivalents at the
  beginning of the period                            6,254          2,440
                                                    ------         ------
Cash and cash equivalents at the end
  of the period                                    $11,686        $ 5,671
                                                    ======         ======
Non-cash transaction:
  Acquisition of common stock held by
  minority shareholder                             $ 2,325        $   ---


See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                              July 20, 1996
                               (Unaudited)


NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the sixteen weeks ended July 20, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 29, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 1996.

     The computation of loss per common share is based on the weighted average common shares outstanding and dilutive common stock equivalents (stock options).

NOTE 2 - Sattel Communications ("Sattel")

     On May 3, 1996, the Company and Sattel Technologies, Inc. ("STI") entered into a Supplemental Agreement to amend the Exchange Agreement entered into on January 16, 1996, whereby, among other things, the Company increased its ownership interest in Sattel from 50% to 80%. STI conveyed to the Company an additional 15% of Sattel and 50,000 shares of the Company's common stock (previously acquired by STI on January 16, 1996) in exchange for being released from the obligation to pay for certain product development and STI's proportionate share of a $10 million capital contribution to Sattel. In May 1996, the Company contributed $10 million to Sattel pursuant to the Supplemental Agreement. These transactions resulted in a net reduction of approximately $1,825,000 of intangible assets which originated from the January 16, 1996 transaction. In addition, in fiscal 1997 Sattel granted equity participation interests to certain employees of the Company. The Company's effective ownership of Sattel remains at approximately 80% after the grant of these interests. STI's effective ownership interest in Sattel was reduced to approximately 4% as a result of all of these transactions.

     In June 1996, Concentric Network Corporation ("CNC") executed a Promissory Note for $5,000,000 in favor of Sattel. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Series D Preferred Stock. In August 1996, Sattel entered into an agreement with a third party to sell 1,838,235 shares of its CNC Series D Preferred Stock for $2.5 million. This transaction is anticipated to close in September 1996.

NOTE 3 - Shareholders' Equity

     In April 1996, the Company raised approximately $14 million, after commissions and expenses, through the sale of 430,000 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     In fiscal 1996, the Company acquired an 80% ownership interest in Valley and increased its ownership interest in Sattel from 50% to 80%. The results of operations of Valley were included in the consolidated group beginning in December 1995 and Sattel beginning in January 1996 (see Notes 1 and 2 to the fiscal 1996 Consolidated Financial Statements).

     The following is a summary of sales by segment (see Note 14 to the Fiscal 1996 Consolidated Financial Statements) for the first quarter of fiscal 1997 and 1996, including sales by significant product line for the meat and seafood segment (in thousands):

                                              1997          1996

       Telecommunications equipment         $ 7,550       $ 6,266
       Network installation and service       3,804           ---

       Beef                                  33,666        36,056
       Pork                                  15,258        16,500
       Other                                 26,939        22,731
                                             ------        ------
         Meat and seafood total              75,863        75,287
                                             ------        ------
                                            $87,217       $81,553
                                             ======        ======

     For the sixteen weeks ended July 20, 1996, net sales increased $5,664,000 or 6.9% over fiscal 1996 first quarter net sales. Sales of the telecommunications equipment segment increased $1,284,000 or 20.5% from fiscal 1996 first quarter net sales primarily due to the inclusion of Sattel in the Consolidated Financial Statements. Sattel's commercial sales during the first quarter of fiscal 1997 were $841,000. Sales of the network installation and service segment are all attributable to Valley. Sales of the meat and seafood segment consist of sales made by APC. APC's overall volume (based on tonnage) during this period decreased by .2% and net sales increased $576,000 or .8% over fiscal 1996 first quarter net sales.

     Other income increased $72,000 or 53.3% from the same period in fiscal 1996. The increase is primarily attributable to an increase in interest income resulting from increased cash and cash equivalent levels due to the sale of 600,000 shares of common stock by the Company in March and April 1996.

     For the sixteen weeks ended July 20, 1996, gross profit increased $1,415,000 or 54.0% from the same period in fiscal 1996. On a consolidated basis, gross profit as a percentage of net sales was 4.6% in the first quarter of fiscal 1997 as compared to 3.2% in the first quarter of fiscal 1996. The increase in gross profit and the gross profit percentage is primarily attributable to the inclusion of Sattel and Valley in the Consolidated Financial Statements in fiscal 1997.

     For the sixteen weeks ended July 20, 1996, selling and administrative expenses increased $2,522,000 or 91.7% from the same period in fiscal 1996. Selling and administrative expenses as a percentage of net sales were 6.1% for the sixteen weeks ended July 20, 1996 as compared to 3.4% from the same period in fiscal 1996. Selling and administrative expenses have increased primarily because of the inclusion of Sattel and Valley in the Consolidated Financial Statements in fiscal 1997.

     For the sixteen weeks ended July 20, 1996, interest expense increased $61,000 or 18.2% over the same period in fiscal 1996. The increase in interest expense is primarily due to an increase in borrowings that were made in connection with the acquisition of Valley.

     Minority interest for the sixteen weeks ended July 20, 1996, consists of Sattel Technologies Inc.'s proportionate share of Sattel's first quarter loss partially offset by Valley's minority shareholder's proportionate share of Valley's first quarter earnings.

     The change in equity in loss of unconsolidated subsidiaries is primarily due to the change in the accounting of Sattel from the equity method of accounting to consolidation accounting as a result of the increase in the Company's ownership in Sattel from 50% to 80% in January 1996.

     The increase in the Company's net loss for the first quarter of fiscal 1997 as compared to the same period of time in fiscal 1996 is primarily due to the following: a loss incurred by Sattel primarily due to start-up costs incurred for the development of its business; a reduction in C&L's earnings which have been adversely impacted by the competitor company established in 1995 by several of C&L's former employees; and an increase in APC's loss in fiscal 1997 as compared to fiscal 1996.

LIQUIDITY AND CAPITAL RESOURCES

    The Company recorded cash outflow from operating activities of $4,938,000 during the first quarter of fiscal 1997 as compared to cash flow of $1,613,000 in fiscal 1996. The decrease in cash flow is primarily attributable to an increase in the net loss and less cash provided by the net change in working capital items. The increase in receivables is primarily attributable to increased trade accounts receivable at C&L and APC. C&L's receivables have increased primarily due to an increase in its sales. APC's receivables have increased due to an increase in accounts receivable from a large customer resulting from late payments. This customer has substantially eliminated its past due receivables during August 1996. In addition, the Company has classified $2,500,000 of the promissory note receivable from CNC within receivables (see discussion below).

     The decrease in intangible assets is primarily attributable to the transaction discussed in Note 2 to the Condensed Consolidated Financial Statements.

    In the first quarter of fiscal 1997, the Company had $544,000 of capital expenditures of which $349,000 were made collectively by C&L, Valley and APC. The Loan and Security Agreements for C&L, Valley and APC include covenants that restrict capital expenditures. In fiscal 1997, capital expenditures made by C&L, Valley and APC will be limited to $1,100,000 because of covenants in their Loan and Security Agreements that restrict capital expenditures.

     C&L has a Loan and Security Agreement ("C&L Revolver") with a lender providing a revolving line of credit through January 1999 of up to $6,000,000, with interest at the prime rate or LIBOR plus 2.25%. In addition, there is an unused line fee of .25%. Borrowings under the C&L Revolver are restricted based on defined percentages of eligible accounts receivable and inventories. The amount of borrowings and availability under the C&L Revolver at July 20, 1996 was $3,043,000 and $1,954,000,
respectively. C&L's Revolver provides for the following financial covenants during fiscal 1997: minimum tangible net worth of $2,000,000; minimum cumulative income from operations, calculated on a quarterly basis of $115,000, $446,000, $730,000 and $1,174,000, respectively; a current ratio of
1:1 and a maximum ratio of total liabilities to equity of 6:1. C&L has met its financial covenants during fiscal 1997.

     Valley has a Loan and Security Agreement ("Valley Revolver") with a lender providing a revolving line of credit through March 1999 of up to $2,500,000 with interest at the prime rate or LIBOR plus 2.25%. In addition, there is an unused line fee of .25%. Borrowings under the Valley Revolver are restricted based on defined percentages of eligible accounts receivable and inventories. The amount of borrowings and availability under the Valley Revolver at July 20, 1996 was $648,000 and $1,653,000, respectively.

     APC's credit facility provides a revolving line of credit of up to $9,500,000 with interest at the prime rate plus 2% through November 1997. A $2 million letter of credit facility is included within the total credit facility. At July 20, 1996, APC borrowed $5,565,000 and had letters of credit of $2,000,000 issued on its behalf. At July 20, 1996, APC had available unused borrowing capacity of $686,000. APC's revolving line of credit has the following financial covenants for fiscal 1997: minimum tangible net worth of $3,900,000 through March 28, 1997 and $4,400,000 on March 29, 1997, a net loss of not greater than $40,000 and net cash flow on a rolling 13-period basis (measured at the end of each four week period) ranging from $385,000 to $500,000. APC violated a financial covenant requiring net cash flow of $400,000, $385,000 and $405,000 for the 52 week periods ended June 22, 1996, July 20, 1996, and August 17, 1996, respectfully. The lender has not waived these violations. APC and the lender are presently in discussions regarding this matter. In addition, APC has received a commitment, subject to certain conditions, from a new lender to refinance its revolving line of credit. The proposed credit facility provides for a revolving line of credit of up to $10,000,000 with certain terms anticipated to be more favorable than the present credit facility. The new credit facility is anticipated to close around September 30, 1996.

     In May 1996, the Company contributed an additional $10 million to Sattel. In June 1996, CNC executed a Promissory Note for $5,000,000 in favor of Sattel. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,726,110 shares of CNC Series D Preferred Stock. In August 1996, Sattel entered into an agreement with a third party to sell 1,838,235 shares of its CNC Series D Preferred Stock for $2.5 million. This transaction is anticipated to close in September 1996. At July 20, 1996, the Company classified $2,500,000 of the Promissory Note within receivables and the balance in other assets.

          In the fourth quarter of fiscal 1996 and in the first quarter of fiscal 1997, the Company raised approximately $17.4 million, after commissions and expenses, through the sale of 600,000 shares of Common Stock. The Company believes that it has adequate resources to meet its liquidity needs for fiscal 1997. On a long term basis, financing for the Company's operations, including working capital requirements for Sattel and capital expenditures, will come from cash generated from operations, the sale of additional equity or other securities, additional bank borrowings and other sources of capital, if available. The Company has filed a registration statement for shelf registration of up to 500,000 shares of common stock, which may be sold in fiscal 1997 if conditions warrant.

     The Company is investigating how it can be restructured in order to maximize shareholder value. Management is currently looking at several alternative approaches, based on separating operating units by industry type into independent publicly traded companies. Management has retained the services of Hambrecht & Quist, LLC, an investment banking firm, to assist them with this effort.

     In August 1996, all negotiations and agreements with third parties concerning the sale of APC were terminated.

              Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

     3.1 -  By-Laws of Registrant as amended.

     4.1 - Loan and Security Agreement by and between Valley Communications, Inc. and Sanwa Business Credit Corporation dated March 14, 1996.

    10.1 - Agreement dated November 17, 1995 between Valley Communications, Inc. and Communications Workers of America Local 9412.

    10.2 - Letter dated September 3, 1996 from Sanwa Business Credit Corporation to The Diana Corporation

     27  -  Financial Data Schedule

b)   Reports on Form 8-K:

     (1) Form 8-K/A (Amendment No. 1) on April 1, 1996 to amend the Form 8-K filed on January 31, 1996; Item 7. Financial Statements and Exhibits. The financial statements included in this filing were the audited financial statements of Sattel Communications Company for the period November 23, 1994 (inception) through December 31, 1994 and for the year ended December 31, 1995, Unaudited Pro Forma Condensed Consolidated Balance Sheet of The Diana Corporation at January 6, 1996 and Unaudited Pro Forma Condensed Consolidated Statements of Operations of The Diana Corporation for the 52 weeks ended April 1, 1995 and the 40 weeks ended January 6, 1996.

     (2) Form 8-K/A (Amendment No. 2) on July 12, 1996 to amend the Form 8-K filed on December 5, 1996; Item 7. Financial Statements and Exhibits. The financial statements included in this filing were the audited financial statements of Valley Communications, Inc. for the years ended October 31, 1992, 1993, 1994 and for the ten months ended August 31, 1995, the Pro Forma Condensed Consolidated Balance Sheet of The Diana Corporation at October 14, 1995 and the Pro Forma Condensed Consolidated Statements of Operations of The Diana Corporation for the 52 weeks ended April 1, 1995 and the 28 weeks ended October 14, 1995.

     (3) Form 8-K/A (Amendment No. 2) on July 15, 1996 to amend the Form 8-K filed on January 31, 1996; Item 7. Financial Statements and Exhibits. There were no financial statements included in this filing.

     (4) Form 8-K/A (Amendment No. 3) on August 14, 1996 to amend the Form 8-K filed on January 31, 1996; Item 7. Financial Statements and Exhibits. The financial statements included in this filing were the audited financial statements of Sattel Communications Company for the period November 23, 1994 (inception) through December 31, 1994 and for the year ended December 31, 1995, Unaudited Pro Forma Condensed Consolidated Balance Sheet of The Diana Corporation at January 6, 1996 and Unaudited Pro Forma Condensed Consolidated Statements of Operations of The Diana Corporation for the 52 weeks ended April 1, 1995 and the 40 weeks ended January 6, 1996.

                                Signatures



           Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             THE DIANA CORPORATION





                                             By:/s/ Richard Y. Fisher
                                                 Richard Y. Fisher
                                                 Chairman of the Board and
                                                 President (Principal
                                                 Executive Officer)





                                             By:/s/ R. Scott Miswald
                                                 R. Scott Miswald
                                                 Vice President, Treasurer
                                                 and Secretary (Principal
                                                 Financial and Accounting
                                                 Officer)




DATE:  September 3, 1996