Form 10-K/A
period 1996-03-30
DIANA CORP
filed 1996-10-16
CIK 57201

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


     Sattel's product line consists of a series of central office switching platforms which are divided into four models; DSS-96, DSS-1000, DSS-3000 and DSS-10000. Each of these platforms is capable of providing end office, tandem, international gateway or Internet access functionality either
individually, simultaneously or in any combination.   Sattel's switching
products are based on "time-space-time" switching technology. The switch architecture is based on a design including multiple Motorola 680X0 processors and a VMEbus structure. Sattel believes the system is modular as it is scaleable from 96 to 10,000 subscriber lines and from 96 to 4096 digital ports.


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


     The DSS/Switch with DataNet provides a services platform for Internet Service Providers (ISPs) and other On-line Service Providers. Sattel believes that DataNet's capability for providing customer control, security, real time and Local Exchange Company (LEC) billing, and fraud control combine to make this product a marketable solution for the ISP market. The DataNet switch allows for customer control because it is a telephony switch and can provide public network information that allows the customer the ability to assign subscribers different levels of service, different billing options and potentially parental control features (such as blocking certain portions of the Internet based on passwords or identification). Since DataNet is a Class 5 switch, it does provide real time communications and captures both the "called" number (DNIS) as well as the "calling" number (ANI). By providing this information to the ISP, the processing of transactions can be made to be dependent upon a match between either the DNIS or ANI with the transaction type. For example, rather than using a password approach (that may be "spoofed" by a "hacker"), the DataNet customer may use the ANI from subscribers to determine whether or not a financial transaction (such as a credit card purchase) is allowed. If the ANI attempting the financial transaction is not correct, the network may disallow the transaction and capture the phone number of the party that tried to process the transaction.


     Sattel presently has a patent application on file with the U.S. Patent Office with respect to its DataNet product. It intends to file additional patents related to the DSS switching products and other technology as it is developed. Sattel relies to a great degree on trade secrets and tight control of its software to protect its intellectual property rights.


     The DataNet product has undergone successful Alpha (internal) and Beta (customer) testing at MCI's laboratory in Richardson, Texas and it has undergone successful Beta testing at the MCI Switch Center in Los Angeles, California by MCI and Concentric Network Corporation ("CNC"). The product has been shipped for production to CNC and for Beta testing to GTE. All of the tests to date have been successful, except for one minor problem that was encountered and corrected at the initial Beta testing in MCI's laboratories. Sattel has not observed any problems in a customer's production environment for this product. Sattel is not aware of any problems that the product might encounter in a production environment, however, since there is not an extended history of the product in a production environment, the possibility exists that unforeseen problems might occur. Sattel would immediately address any problems with the proper technical resources. Sattel's other products have been tested, installed and are in production both in the United

States and overseas. No material problems were encountered, however, minor software and equipment problems were addressed and corrected.


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


     In May 1996, Sattel and Concentric Network Corporation ("CNC") announced a portion of a nonbinding Memorandum of Understanding between the two companies. Under this arrangement, Sattel will supply its DataNet product and communications lines and services under a strategic supplier arrangement to approximately 21 sites across the U.S. for CNC to use in its next generation network. CNC and Sattel agreed in concept to establish a wholesale business for other ISP's to use the CNC backbone network. In addition, the Memorandum of Understanding called for Sattel to invest $10-20 million into CNC and to receive yet-to-be-determined equity interests in both CNC and the wholesale business. The equity interest in CNC will be in a form that has rights substantially similar to those of a CNC Series D Preferred Stock to be issued in the near future. Because of delays in reaching agreement with respect to the wholesale business, as well as delays in CNC's overall financing arrangements, Sattel subsequently elected to provide a $5 million bridge loan to CNC. This loan was not a condition of the Memorandum of Understanding. Full implementation of the Memorandum of Understanding is subject to final pricing and configuration, due diligence, and the execution of definitive agreements. Subsequently, the parties agreed that Sattel's investment in CNC will be limited to $5 million and that the wholesale business will be outside of CNC. In September 1996, Sattel sold approximately 50% of its investment in CNC to a third party for $2.5 million. CNC will offer the wholesale business "most favored nation" prices, terms and conditions.


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

     The telecommunications switching equipment and access businesses are highly competitive. Currently Sattel competes with a number of national and regional telecommunications equipment providers such as Ascend, Xylogic, Xircom, Racal Datacom, and US Robotics. In the switching equipment segment, while Sattel provides smaller scaleable switches, there are other large manufacturers of large scale switches such as Lucent Technologies, Nortel, Digital Switch, Siemens and others. While they have not demonstrated movement at this time, there is no assurance that they will not attempt to move into Sattel's target market. It is also possible that large communication carriers such as AT&T, Sprint Corporation, MCI Communications Corp., and the Regional Bell Operating Companies may enter the telecommunications access and/or switching equipment business. Many of Sattel's competitors possess financial resources significantly greater than those of Sattel and accordingly could initiate and support prolonged price competition to gain market share.


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


     Sattel is dependent upon its ability to provide continued access to the Public Switched Telecommunications Network. Sattel's products, which have been installed in the United States and overseas, have access and are operating with the PSTN. While not currently envisioned, and as with any other telecommunications equipment, should the PSTN technical specifications be changed in any particular country in the future, Sattel may be required to modify its equipment in order to reflect such changes and to provide continuous access to that country's PSTN. Any system failure attributable to Sattel that causes interruptions in the Public Carrier's operations could have a material adverse effect on the Company.



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

ITEM 6.  Selected Financial Data

                            THE DIANA CORPORATION
                           SELECTED FINANCIAL DATA
                  (In Thousands, Except Per Share Amounts)

                           March 30,  April 1,  April 2, April 3, March, 28,
                             1996       1995     1994     1993      1992
                           --------   -------   ------  --------  --------
                              (4)                          (3)       (2)
Net sales                  $267,602  $250,386  $243,641  $222,254  $161,607
                            =======   =======   =======   =======   =======
Earnings (loss) before
 items noted below.......  $ (3,365) $   (720) $  3,457  $  1,857  $ (1,013)
Extraordinary items......       ---       ---      (266)    1,318       ---
Accounting change........       ---       ---       262       ---       ---
                            -------   -------   -------   -------   -------
Net earnings (loss)......  $ (3,365) $   (720) $  3,453  $  3,175  $ (1,013)
                            =======   =======   =======   =======   =======
Earnings (loss) per
 common share:


Primary
 Earnings (loss) before
  items noted below......  $   (.76) $   (.17) $    .84  $    .46  $   (.24)
 Extraordinary items.....       ---       ---      (.06)      .33       ---
 Accounting change.......       ---       ---       .06       ---       ---
                            -------   -------   -------   -------   -------
   Net earnings (loss)...  $   (.76) $   (.17) $    .84  $    .79  $   (.24)
                            =======   =======   =======   =======   =======
Fully diluted
 Earnings (loss) before
  items noted below......  $   (.76) $   (.17) $    .81  $    .46  $   (.24)
 Extraordinary items.....       ---       ---      (.06)      .33       ---
 Accounting change.......       ---       ---       .06       ---       ---
                            -------   -------   -------   -------   -------
   Net earnings (loss)...  $   (.76) $   (.17) $    .81  $    .79  $   (.24)
                            =======   =======   =======   =======   =======


Cash dividends per common
 share...................  $    ---  $    ---  $    ---  $    ---  $    ---
                            =======   =======   =======   =======   =======

Total assets.............  $ 53,533  $ 45,327  $ 54,043  $ 46,072  $ 40,536
Long-term debt (1).......     4,006     3,307     3,784     3,853     3,409
Working capital..........    13,283    15,489    19,007    17,490    18,942
Shareholders' equity.....    24,686    19,729    18,852    15,492    12,326




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


     As a result of recent efforts to sell APC, the Company has concluded there has been a decrease in the fair value of APC which did not support the recoverability of the remaining goodwill balance related to the acquisition of APC. The determination of fair value was based on the sales price included in a letter of intent and asset purchase agreement relating to a proposed sale of APC. The sales price of the assets of APC to be sold (which excluded goodwill and other noncurrent assets) was generally at book value. The buyer had the option to purchase all of APC's fixed assets at $2,800,000 or to enter into a triple net lease with APC. The carrying amount of each major component of APC's assets are: current assets - $14,523,000, fixed assets - $3,170,000 and other noncurrent assets (excluding goodwill) - $355,000. The Company has prepared projections of APC's cash flows (before interest expense) for fiscal 1997-1999 which reflect cash flow of approximately $3.6 million. During the fourth quarter of fiscal 1996, the Company concluded that an impairment of goodwill has occurred and wrote off the remaining goodwill of $852,000 originally attributable to the acquisition of APC. The goodwill write off has no effect on the Company's cash flow or tangible shareholders' equity. On August 12, 1996, all negotiations and agreements with third parties concerning the proposed sale of APC were terminated.

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

     In fiscal 1996, the Company utilized cash of $4,412,000 in connection with advances made to Sattel and its acquisitions of Valley and its additional 30% interest in Sattel (see Note 2 to the Consolidated Financial Statements). The Company utilized cash of $3,320,000 for the acquisition of Valley. In addition, the Company received $1 million of seller financing which is payable over a 5 year period at $200,000 per year. The Company believes that Valley will generate sufficient cash flow from operations, after the payment of dividends to Valley's minority shareholders, to service the acquisition debt. The Company may be required to make future payments to the sellers through fiscal 2001 based on a percentage of Valley's pretax earnings as further described in Note 2 to the Consolidated Financial Statements if Valley's pretax earnings are in excess of certain defined levels. This arrangement was established to provide the Company a return on its investment in Valley prior to the payment by the Company of additional purchase price to the Valley minority shareholders. Additional purchase price payments will not have an adverse effect on liquidity due to the minimum earning levels of Valley that are required. Any such payments will have the effect of limiting the return on the investment in Valley to the extent of the payments.


     APC, C&L and Valley have separate revolving line of credit facilities which provide working capital financing to these subsidiaries. The terms of these credit facilities and related borrowings and credit availability under these credit facilities is described in Note 4 to the Consolidated Financial Statements.


     APC's revolving line of credit facility ("APC Revolver") contains financial covenants requiring a minimum level of tangible net worth, earnings and net cash flow. The following is a comparison of APC's performance against the covenants at March 30, 1996 (in thousands):

                                      Covenant        Actual
                                     Requirement    Performance

          Tangible Net Worth         $ 3,900,000     $ 5,575,000
                                      ==========      ==========
          Earnings                      (400,000)     (1,045,000)
                                      ==========      ==========
          Net Cash Flow                  230,000         449,000
                                      ==========      ==========


At March 30, 1996 APC failed to satisfy the earnings covenant due to the write off of goodwill of $852,000. In June 1996, APC and its lender entered into a waiver and amendment agreement relating to the APC Revolver in order to avoid violating certain financial covenants at March 30, 1996 and in fiscal 1997. The amended APC Revolver provides for the following financial covenants during fiscal 1997: minimum tangible net worth of $3,900,000 through March 28, 1997 and $4,400,000 on March 29, 1997, a net loss of not greater than $40,000 and net cash flow on a rolling 13-period basis (measured at the end of each four week period) ranging from $385,000 to $500,000.
Based upon APC's projections, the Company believes that APC will have adequate working capital for fiscal 1997. Because the APC Revolver provides for repayment of borrowings after a 90 day notice from the lender, the indebtedness is classified as short term. The fiscal 1995 financial statements have been reclassified to conform to fiscal 1996 presentation. In October 1996, APC refinanced its revolving line of credit with a new lender. The new credit facility provides for a revolving line of credit up to $10 million with certain terms more favorable than the previous credit facility.

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


Forward Looking Statements


     The following may be considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995: the Company's estimate of fiscal 1997 capital expenditures, the statements that the Company believes APC and C&L will meet financial covenants in its loan agreement or obtain any required waivers during fiscal 1997, the Company believes that it and APC will have adequate working capital in fiscal 1997, the Company's estimate of APC's cash flows for fiscal 1997-1999 will be approximately $3.6 million and the Company believes that Valley will generate sufficient cash flows from operations to service the acquisition debt incurred for the Valley acquisition. Actual results or developments may differ materially from those contained in the forward looking statements. Factors which may cause such a difference to occur include but are not limited to (i) whether extraordinary repairs are needed to APC's distribution facility, (ii) whether the Company can continue to grow its business, (iii) whether the Company can control the operating expenses of APC which began to increase in fiscal 1994, (iv) product demand, competition, the cost of products, and industry conditions, (v) whether vendors continue to provide credit to APC on satisfactory terms, (vi) whether APC's secured lender exercises its demand right or grants any necessary waivers and (vii) new competitors entering APC's marketplace and (viii) the risks and uncertainties discussed in Item 1 relating to Sattel's business.


Accounting Pronouncements

     Effective April 2, 1994, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The effect as of April 2, 1994 of adopting SFAS No. 115 increased net earnings by $412,000, or $.10 per fully diluted share.


        In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of.
This statement is effective for financial statements for fiscal years beginning after December 15, 1995. Management has concluded that an impairment of APC's assets has not occurred based on the operating cash flows of approximately $1.2 million (before interest expense) generated by APC during fiscal 1996 and estimates of APC's cash flows for future periods. The Company believes that the adoption of this standard will not have a material effect on its consolidated results of operations or financial position.


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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  THE DIANA CORPORATION AND SUBSIDIARIES




                                                                   PAGE

Report of Price Waterhouse LLP, Independent Accountants.........    21

Report of Ernst & Young LLP, Independent Auditors...............    22

Consolidated Balance Sheets.....................................    23

Consolidated Statements of Operations...........................    24

Consolidated Statements of Changes in Shareholders' Equity......    25

Consolidated Statements of Cash Flows...........................    26

Notes to Consolidated Financial Statements......................    27

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




PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
June 27, 1996, except as to the stock dividend described in Note 17 which is as of October 2, 1996

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

                    THE DIANA CORPORATION AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                   (In Thousands, Except Per Share Amounts)

                                                   Fiscal Year Ended
                                            ------------------------------
                                            March 30,  April 1,   April 2,
                                              1996       1995       1994
                                            --------   --------   --------
Net sales..............................     $267,602   $250,386   $243,641
Other income (loss)....................          519       (417)     2,697
                                             -------    -------    -------
                                             268,121    249,969    246,338

Cost of sales..........................      256,920    239,198    232,740
Selling and administrative expenses....       12,385     10,314      9,157
Write-off of goodwill..................          852        ---        ---
                                             -------    -------    -------
Operating earnings (loss)..............       (2,036)       457      4,441

Interest expense.......................       (1,076)    (1,098)    (1,191)
Non-operating income...................           95         34        ---
Income tax credit (expense)............          (87)       ---        400
Equity in earnings (loss) of
  unconsolidated subsidiaries..........         (370)       (69)        97
Minority interest......................          109        (44)      (290)
                                             -------    -------    -------
Earnings (loss) before extraordinary
  item and accounting change...........       (3,365)      (720)     3,457

Extraordinary item.....................          ---        ---       (266)
                                             -------    -------    -------
Earnings (loss) before accounting
  change...............................       (3,365)      (720)     3,191

Cumulative effect of accounting change.          ---        ---        262
                                             -------    -------    -------
Net earnings (loss)....................     $ (3,365)  $   (720)  $  3,453
                                             =======    =======    =======

Earnings (loss) per common share:
 Primary
   Before extraordinary item...........     $   (.76)  $   (.17)  $    .84
   Extraordinary item..................          ---        ---       (.06)
   Accounting change...................          ---        ---        .06
                                             -------    -------    -------
   Net earnings (loss).................     $   (.76)  $   (.17)  $    .84
                                             =======    =======    =======
 Fully diluted
   Before extraordinary item...........     $   (.76)  $   (.17)  $    .81
   Extraordinary item..................          ---        ---       (.06)
   Accounting change...................          ---        ---        .06
                                             -------    -------    -------
   Net earnings (loss).................     $   (.76)  $   (.17)  $    .81
                                             =======    =======    =======
Weighted average number of common
 shares outstanding
   Primary.............................        4,401      4,224      4,108
                                             =======    =======    =======
   Fully diluted.......................        4,401      4,224      4,255
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


     In fiscal 1996, the minority interest attributable to the 20% owners of Sattel and Valley amounted to $507,000 and is included in other liabilities.

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


     Goodwill is reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is generally determined by using identifiable cash flows over the remaining amortization period to estimate fair value.


     As a result of recent efforts to sell APC, the Company has concluded there has been a decrease in the fair value of APC which did not support the recoverability of the remaining goodwill balance related to the acquisition of APC. The determination of fair value was based on the sales price included in a letter of intent and agreement relating to a proposed sale of APC. During the fourth quarter of fiscal 1996, the Company concluded that an impairment of goodwill has occurred and wrote off the remaining goodwill of $852,000 resulting from the acquisition of APC. Management has concluded that a measurement date with respect to the proposed sale of APC has not been reached as of March 30, 1996. Management considered the probability of contingencies, including the potential buyer obtaining suitable financing, the lack of approval of a formal plan of disposal and management's stated intent to remove APC from the market if a sale does not culminate in the near future in arriving at its conclusion.


     In March 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. Management has concluded that an impairment of APC's assets has not occurred based on the operating cash flows of approximately $1.2 million (before interest expense) generated by APC during fiscal 1996 and estimates of APC's cash flows for future periods. The Company believes that the adoption of this standard will not have a material effect on its consolidated results of operations or financial position.


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

NOTE 2 - Acquisitions

Sattel Communications


     In November 1994, the Company and Sattel Technologies, Inc. ("STI") entered into a general partnership agreement to establish Sattel, which was subsequently converted into a limited liability corporation. The Company and STI each received a 50% interest in Sattel. Profits and losses were allocated equally among the two partners. Under the terms of this agreement, initial contributions to be made to the partnership by the Company were operating capital and the cost of a marketing study which in the aggregate would not exceed $200,000. In addition, the Company agreed to prepare a business plan and arrange for ongoing product production if the partners approved the marketing plan. STI agreed to develop, design and test a telecommunications product, manufacture three units, provide administrative services and provide the use of its facilities to Sattel until permanent facilities were determined. In addition, STI agreed to contribute to the partnership certain technology and other intangibles.



        On January 16, 1996, the Company acquired an additional 30% ownership interest in Sattel. The acquisition was accounted for as a purchase of a minority interest. As a result, the Company increased its ownership interest in Sattel from 50% to 80%. The Company issued 350,000 shares of its newly issued common stock ("the Diana Shares") to STI in connection with the transaction. The value assigned to the Diana Shares was $4,944,000, or $14.125 per share, based on the average closing market price of the Company's common stock from January 12, 1996 through January 18, 1996. In addition, the Company agreed to provide Sattel with additional cash to increase its capital contributions to Sattel to $2.5 million and to loan Sattel $1.425 million. The total purchase price related to the Company's additional 30% interest in Sattel, including the 350,000 shares issued, the minority partner's share of additional equity contributions, liabilities assumed and costs of the acquisition, was allocated based on the fair value of assets acquired at the acquisition date, consisting principally of intellectual property rights of approximately $5.1 million.

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


        Sattel has an option to purchase the equity participation interests in the event of the employee's termination from the Company. The purchase price of the equity participation interest will either be an agreed upon amount or a price determined by an appraiser. In addition, certain holders of equity participation interests have the right to require an initial public offering of Sattel ("IPO") provided Sattel's cumulative pretax income for four consecutive quarters has been at least $15 million. A minimum of three holders of equity participation interests holding at least 25% of the profit interest units are required to provide written notice to Sattel of a request for an IPO. Sattel may redeem the equity participation interests held by holders requesting an IPO in lieu of an IPO. The redemption price will either be an agreed upon amount or a price determined by an appraiser. No compensation expense will be recognized upon the granting of the equity interests. The estimated fair value of the equity participation interests at the date of grant is considered immaterial to the financial statements based on the subordinated nature of the interests resulting from the priority distributions payable to Sattel Communications Corp. in accordance with the Sattel Communications LLC operating agreement. Compensation expense will be recognized prospectively when it becomes probable that an initial public offering by Sattel or other defined triggering event will occur.
Compensation cost will be charged to expense over the period from the date the triggering event becomes probable to the date the equity interest become convertible or the end of the required service period, whichever occurs first. If Sattel exercises its option to repurchase equity interests previously granted upon termination of the employee(s) or in lieu of initiating an initial public offering of Sattel, total compensation cost will be equal to the cash paid upon repurchase.

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

     The following unaudited pro forma results of operations for the fifty two weeks ended March 30, 1996 and April 1, 1995, respectively, assume the acquisitions of Valley and Sattel occurred at the beginning of each period (with respect to Sattel in 1995, since its inception in November 1994) (in thousands, except per share amounts):

                                             1996           1995

     Net sales                            $ 297,307      $ 264,087
                                            =======        =======
     Net loss                             $  (3,312)     $    (157)
                                            =======        =======

     Loss per common share                $    (.75)     $    (.04)
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

     Expected maturities of marketable securities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties. The amortized cost and estimated fair value of marketable securities at March 30, 1996, by contractual maturity, are shown below (in thousands):

                                           Available-for-Sale Securities
                                           -----------------------------
                                                         Estimated
                                                Cost     Fair Value
                                                ----     ----------
     Due after five years                     $   303      $   291
     Equity securities                          1,788          924
                                               ------       ------
                                              $ 2,091      $ 1,215
                                               ======       ======
NOTE 4 - Revolving Line of Credit

     Revolving line of credit consists of the following (in thousands):

                               1996      1995

                    APC       $2,996    $4,241
                    C&L        2,996     2,562
                    Valley     1,046       ---
                               -----     -----
                              $7,038    $6,803

                                  =====     =====
     APC has a Loan and Security Agreement ("APC Revolver") with a lender (amended for the seventh time effective June 27, 1996) providing a revolving line of credit through November 1997 of up to $9,500,000 with interest at the prime rate plus 2.0% (prime was 8.25% at March 30, 1996). A $2 million letter of credit facility with fees of 2.0% is included within the total credit facility. At March 30, 1996, APC borrowed $2,996,000 and had letters of credit of $2,000,000 issued on its behalf by the lender.


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

     C&L has a Loan and Security Agreement ("C&L Revolver") with a lender (amended for the first time effective June 27, 1996) providing a revolving line of credit through January 1999 of up to $6,000,000, with interest at the prime rate or LIBOR plus 2.25%. In addition, there is an unused line fee of
 .25%. Borrowings under the C&L Revolver are restricted based on defined percentages of eligible accounts receivable and inventories. The amount available under the C&L Revolver at March 30, 1996, was $803,000. Substantially all assets of C&L are pledged as collateral under the C&L Revolver. The C&L Revolver restricts C&L in a number of areas, including, but not limited to, declaration of dividends, payment of salaries to officers, mergers and acquisitions, transactions with affiliates, capital expenditures and additional indebtedness.


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


     At March 30, 1996, the Company classified all borrowings made by C&L and Valley under their respective revolving lines of credit as current liabilities in accordance with EITF 95-22. These revolving lines of credit have 3 year terms expiring in fiscal 1999. C&L's borrowings under its revolving line of credit at April 1, 1995 have been classified as a current liability for consistent presentation.

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

     A reconciliation of the income tax provision and the amount computed by applying the statutory federal income tax rate (34%) to earnings (loss) before extraordinary items, accounting change, minority interest and income tax credit (expense) is as follows (in thousands):

                                                    Fiscal Year Ended
                                              March 30,  April 1,   April 2,
                                                1996      1995       1994

Expense (credit) at statutory rate.........   $(1,181)  $  (230)   $ 1,138
Write-off of goodwill......................       290       ---        ---
Settlements of liabilities of
  unconsolidated subsidiary................      (156)      (36)    (1,357)
Reversal of liabilities of unconsolidated
  subsidiary...............................       ---       ---        (71)
Tax effect of net operating loss not
  benefited................................       918       198        180
Other, net.................................       216        68        110
                                               ------    ------     ------
Income tax provision.......................   $    87   $   ---    $   ---
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

                                               Fiscal Years Ended
                                         ------------------------------
                                         March 30,   April 1,   April 2,
                                           1996        1995      1994
                                         --------   --------   --------
Net sales:
  Meat and seafood.................      $236,108   $215,141   $215,333
  Telecommunications equipment.....        25,350     35,245     28,308
  Network installation and service.         6,144        ---        ---
                                          -------    -------    -------
                                         $267,602   $250,386   $243,641
                                          =======    =======    =======
Operating earnings (loss):
  Meat and seafood.................      $   (306)  $    234   $  1,013
  Telecommunications equipment.....          (816)     2,734      2,549
  Network installation and service.           652        ---        ---
  Corporate........................        (1,566)    (2,511)       879
                                          -------    -------    -------
                                         $ (2,036)  $    457   $  4,441
                                          =======    =======    =======
Depreciation and amortization:
  Meat and seafood.................      $    639   $    605   $    551
  Telecommunications equipment.....           695        524        496
  Network installation and service.            73        ---        ---
  Corporate........................            34         25         51
                                          -------    -------    -------
                                         $  1,441   $  1,154   $  1,098
                                          =======    =======    =======
Capital expenditures:
  Meat and seafood.................      $    408   $    474   $    655
  Telecommunications equipment.....           241        113        217
  Network installation and service.            22        ---        ---
  Corporate........................            25         12          3
                                          -------    -------    -------
                                         $    696   $    599   $    875
                                          =======    =======    =======
Identifiable assets:
  Meat and seafood.................      $ 18,048   $ 20,569   $ 21,329
  Telecommunications equipment.....        21,702     16,720     18,109
  Network installation and service.         7,881        ---        ---
  Corporate........................         5,902      8,038     14,605
                                          -------    -------    -------
                                         $ 53,533   $ 45,327   $ 54,043
                                          =======    =======    =======

NOTE 15 - Statement of Cash Flows

     Supplemental cash flow information is as follows for the last three fiscal years (in thousands):

                                            1996       1995       1994
Change in current assets and
 liabilities:
   Receivables.........................   $ 2,066    $   189    $(3,797)
   Inventories.........................     1,845      3,204     (4,760)
   Other current assets................       292        168       (218)
   Accounts payable....................    (1,420)       718      4,287
   Other current liabilities...........      (589)       135        133
                                           ------     ------     ------
                                          $ 2,194    $ 4,414    $(4,355)
                                           ======     ======     ======
Supplemental information:
 Interest paid.........................   $ 1,002    $ 1,001    $ 1,090

Non-cash transactions:
 Purchase of minority interest with
  common stock.........................     4,944      1,895        ---
 Reduction of net liabilities of
  unconsolidated subsidiary............       219        ---        655
 Purchase of subsidiary financed by
  seller...............................     1,000        ---        ---
 Purchase of property and equipment
  financed by seller...................       ---        ---        320

NOTE 16 - Quarterly Results of Operations (Unaudited)

     Fiscal Year Ended March 30, 1996 (in thousands, except per share amounts):

                                 12 Weeks   12 Weeks   12 Weeks   16 Weeks
                                  Ended      Ended      Ended      Ended
                                March 30,  January 6, October 14, July 22,
                                  1996        1996        1995      1995

Net sales....................... $64,110    $61,111    $60,828    $81,553
Cost of sales...................  60,834     58,658     58,497     78,931
Net earnings (loss).............  (2,512)      (598)       146       (401)

Earnings (loss) per common share    (.54)      (.14)       .03       (.09)


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

     Fiscal Year Ended April 1, 1995 (in thousands, except per share amounts):

                                 12 Weeks   12 Weeks   12 Weeks   16 Weeks
                                  Ended      Ended      Ended      Ended
                                 April 1,  January 7, October 15, July 23,
                                  1995        1995        1994      1994

Net sales....................... $64,223    $55,159    $56,255    $74,749
Cost of sales...................  62,218     52,274     53,059     71,647
Net earnings (loss).............    (749)       392        424       (787)

Earnings (loss) per common share    (.17)       .09        .09       (.20)


NOTE 17 - Subsequent Event

     In April 1996, the Company raised approximately $14 million, after commissions and expenses, through the sale of 430,000 shares of common stock.


     In June 1996, Concentric Network Corporation ("CNC") executed a Promissory Note for $5,000,000 in favor of Sattel due September 30, 1996 which is convertible into CNC Series D Preferred Stock ("CNC Stock") under certain conditions outlined in the Note. In addition, CNC granted to Sattel a warrant to purchase 551,470 shares of CNC Stock at an exercise price of $1.36 per share as additional consideration for the loan to CNC. The warrant is exercisable immediately and expires on June 6, 1999.


     On September 3, 1996, the Board of Directors of the Company declared a 5% stock dividend which was paid on October 2, 1996 to shareholders of record on September 16, 1996. Per share amounts in the accompanying financial statements have been restated for the stock dividend.


Note 18 - Subsequent Event (Unaudited)


     On August 12, 1996, all negotiations and agreements with third parties concerning the proposed sale of APC were terminated.


     In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Series D Preferred Stock. In September 1996, Sattel sold to a third party 1,838,234 shares of its CNC Series D Preferred Stock for $2.5 million.

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

10.17     Operating Agreement of Sattel Communications, LLC.

10.18     Amendment to the Operating Agreement of Sattel Communications LLC.

10.19     Second Amendment to the Operating Agreement of Sattel
          Communications LLC.


11        Computation of Earnings Per Share

Exhibit
Number    Description

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

                  THE DIANA CORPORATION AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                        STATEMENTS OF OPERATIONS
                 (In Thousands, Except Per Share Amounts)

                                                Fiscal Year Ended
                                         March 30,   April 1,    April 2,
                                           1996        1995        1994

Other income..........................   $   774     $    47     $   755

Administrative expenses...............    (1,878)     (1,621)     (1,388)

Interest expense......................      (106)       (112)       (119)

Non-operating income (expense)........       (50)        199         208

Income tax credit.....................       ---         ---         400

Equity in earnings (loss) of
 unconsolidated subsidiaries..........    (2,105)        767       3,601
                                          ------      ------      ------
Earnings (loss) before extraordinary
 item and accounting change...........    (3,365)       (720)      3,457

Extraordinary item....................       ---         ---        (266)
                                          ------      ------      ------
Earnings (loss) before accounting
 change...............................    (3,365)       (720)      3,191

Cumulative effect of accounting change       ---         ---         262
                                          ------      ------      ------
Net earnings (loss)...................   $(3,365)    $  (720)    $ 3,453
                                          ======      ======      ======

Earnings (loss) per common share:
 Primary
   Before extraordinary item..........   $  (.76)    $  (.17)    $   .84
   Extraordinary item.................       ---         ---        (.06)
   Accounting change..................       ---         ---         .06
                                          ------      ------      ------
   Net earnings (loss)................   $  (.76)    $  (.17)    $   .84
                                          ======      ======      ======
 Fully diluted
   Before extraordinary item..........   $  (.76)    $  (.17)    $   .81
   Extraordinary item.................       ---         ---        (.06)
   Accounting change..................       ---         ---         .06
                                          ------      ------      ------
   Net earnings (loss)................   $  (.76)    $  (.17)    $   .81
                                          ======      ======      ======
Weighted average number of common
 shares outstanding
   Primary............................     4,401       4,224       4,108
                                          ======      ======      ======
   Fully diluted......................     4,401       4,224       4,255
                                          ======      ======      ======


See notes to condensed financial statements and notes to consolidated financial statements.

                  THE DIANA CORPORATION AND SUBSIDIARIES
  SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT (CONTINUED)
                         STATEMENTS OF CASH FLOWS
                              (In Thousands)

                                                    Fiscal Year Ended
                                              March 30, April 1,  April 2,
                                                1996      1995      1994

Operating activities
 Earnings (loss) before extraordinary items
  and accounting change.....................  $(3,365)  $  (720)  $ 3,457
 Adjustments to reconcile earnings (loss)
  to net cash used by operating activities:
   Depreciation & amortization..............       29         8        10
   Equity in (earnings) loss of
    unconsolidated subsidiaries.............    2,105      (767)   (3,601)
   Non-operating income.....................      ---       ---      (208)
   Payments of net liabilities of
    unconsolidated subsidiary...............     (242)      (95)     (361)
   Changes in current assets and liabilities:
     Receivables............................      ---     1,374    (1,370)
     Other..................................      (79)     (181)      184
                                               ------    ------    ------
Net cash used by operating activities.......   (1,552)     (381)   (1,889)

Investing activities
  Additions to equipment....................      (25)      (11)       (3)
  Purchase of securities....................     (475)      ---       ---
  Proceeds of sale of securities............    5,380       ---       ---
  Changes in investments in and advances to
   unconsolidated subsidiaries..............   (3,430)    3,475     2,318
                                               ------    ------    ------
Net cash provided by investing activities...    1,450     3,464     2,315

Financing activities
 Payments on long-term debt.................     (141)     (261)     (261)
 Issuance of common stock...................    3,485       ---       ---
 Payments toward bond settlements...........      ---    (2,822)     (178)
                                               ------    ------    ------
Net cash provided (used) by financing
 activities.................................    3,344    (3,083)     (439)
                                               ------    ------    ------
Increase (decrease) in cash.................    3,242       ---       (13)
Increase in cash resulting from merger with
 subsidiary.................................      325       ---       ---
Cash at the beginning of the year...........      ---       ---        13
                                               ------    ------    ------
Cash at the end of the year.................  $ 3,567   $   ---   $   ---
                                               ======    ======    ======
Supplemental information:
 Interest paid..............................  $  106    $    11   $    17

Non-cash transactions:
 Purchase of minority interest with common
  stock.....................................   4,944      1,895       ---
 Reduction of net liabilities of
  unconsolidated subsidiary.................     219        ---       655


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

                  THE DIANA CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                                                 Fiscal Year Ended
                                           March 30,  April 1,   April 2,
                                             1996       1995       1994
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
                                            =====      =====      =====

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 15th day of October, 1996.


                                          The Diana Corporation



                                        By  /s/ R. Scott Miswald
                                                Vice President, Treasurer and
                                                Controller

                                                                   EXHIBIT 11

                   THE DIANA CORPORATION AND SUBSIDIARIES
                  COMPUTATION OF EARNINGS (LOSS) PER SHARE


                                                 Fiscal Year Ended
                                           March 30,   April 1,  April 2,
                                             1996       1995       1994
                                        (In Thousands, Except Per Share Data)


Primary
  Average shares outstanding.............    4,401      4,224      4,002
  Net effect of dilutive stock options -
   based on the treasury stock method
   using average market price............      ---        ---        106
                                            ------     ------     ------
  Total..................................    4,401      4,224      4,108
                                            ======     ======     ======
  Net earnings (loss)....................  $(3,365)   $  (720)   $ 3,453
                                            ======     ======     ======
  Per share amount.......................  $  (.76)   $  (.17)   $   .84
                                            ======     ======     ======
Fully diluted
  Average shares outstanding.............    4,401      4,224      4,002
  Net effect of dilutive stock options-
   based on the treasury stock method
   using the greater of average market
   price or year end market price........      ---        ---        253
                                            ------     ------     ------
  Total..................................    4,401      4,224      4,255
                                            ======     ======     ======
  Net earnings (loss)....................  $(3,365)   $  (720)   $ 3,453
                                            ======     ======     ======
  Per share amount.......................  $  (.76)   $  (.17)   $   .81
                                            ======     ======     ======


                                                             EXHIBIT 23.1


                    Consent of Independent Accountants


We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statement on Form S-3 and in the Registration Statement on Form S-8 listed below of The Diana Corporation of our report dated June 27, 1996, except as to the stock dividend described in
Note 17 which is as of October 2, 1996, on the financial statements of The Diana Corporation included in this Annual Report on Form 10-K.


     1.  Registration Statement on Form S-3
         (Registration No. 33-88392)

     2.  Registration Statement on Form S-8
         (Registration No. 33-67188)




PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
October 11, 1996

                                                              EXHIBIT 23.2


             CONSENT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


     We consent to the incorporation by reference in the Registration Statement (Form S-8 No. 33-67188) pertaining to The Diana Corporation 1986 Nonqualified Stock Option Plan and the Registration Statement (Form S-3 No. 33-88392) of The Diana Corporation and in the related Prospectus of our report dated June 2, 1995, with respect to the consolidated financial statements and schedules of The Diana Corporation included in the Annual Report (Form 10-K/A, Amendment No. 1) for the fiscal year ended March 30, 1996.









Milwaukee, Wisconsin                                        ERNST & YOUNG LLP
October 11, 1996