Form 10-Q/A
period 1996-07-20
DIANA CORP
filed 1996-10-18
CIK 57201

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

                      Part I - Financial Information

Item 1.  Financial Statements

                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                    July 20,    March 30,
                                                     1996          1996
                                                  (Unaudited)

                                  Assets
Current assets
  Cash and cash equivalents                       $ 11,686      $  6,254
  Marketable securities                              1,414         1,215
  Receivables                                       21,163        16,171
  Inventories                                       12,373        12,337
  Other current assets                                 974         1,009
                                                    ------        ------
    Total current assets                            47,610        36,986

Property and equipment                               4,440         4,158
Intangible assets                                    9,521        11,585
Other assets                                         3,293           804
                                                    ------        ------
                                                  $ 64,864      $ 53,533
                                                    ======        ======
              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $ 12,523      $ 13,707
  Accrued liabilities                                2,442         2,514
  Revolving lines of credit                          9,256         7,038
  Current portion of long-term debt                    405           444
                                                    ------        ------
    Total current liabilities                       24,626        23,703

Long-term debt                                       3,468         3,562
Other liabilities                                    1,615         1,582
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        5,756         5,526
  Additional paid-in capital                        72,086        59,456
  Accumulated deficit                              (36,099)      (34,776)
  Unrealized loss on marketable securities            (677)         (876)
  Treasury stock                                    (5,911)       (4,644)
                                                    ------        ------
    Total shareholders' equity                      35,155        24,686
                                                    ------        ------
                                                  $ 64,864      $ 53,533
                                                    ======        ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)


                                                       16 Weeks Ended
                                                  July 20,        July 22,
                                                    1996            1995

Net sales                                        $ 87,217        $ 81,553
Other income                                          207             135
                                                   ------          ------
                                                   87,424          81,688

Cost of sales                                      83,180          78,931
Selling and administrative expenses                 5,273           2,751
                                                   ------          ------
Operating earnings (loss)                          (1,029)              6

Interest expense                                     (396)           (335)
Minority interest                                     103             ---
Equity in loss of unconsolidated
  subsidiaries                                        ---             (72)
                                                   ------          ------
Net loss                                         $ (1,322)       $   (401)
                                                   ======          ======

Loss per common share                            $   (.25)       $   (.09)
                                                   ======          ======
Weighted average number of common shares
  outstanding                                       5,227           4,316
                                                   ======          ======


See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                      16 Weeks Ended
                                                   July 20,       July 22,
                                                     1996           1995

Operating Activities:
  Net loss                                         $(1,322)       $  (401)
  Reconciliation of net loss to net cash
   provided by operating activities:
    Depreciation and amortization                      513            364
    Minority interest                                 (103)           ---
    Equity in loss of unconsolidated
      subsidiaries                                     ---             72
    Other                                             (275)           (31)
    Changes in operating assets and liabilities     (3,751)         1,609
                                                    ------         ------
Net cash provided (used) by operating activities    (4,938)         1,613

Investing activities:
  Increase in promissory note                       (5,000)           ---
  Additions to property and equipment                 (544)          (147)
  Purchases of marketable securities                   ---           (161)
  Sales of marketable securities                       ---          4,200
  Other                                                ---             (3)
                                                    ------         ------
Net cash provided (used) by investing activities    (5,544)         3,889

Financing activities:
  Changes in revolving lines of credit               2,218         (2,184)
  Payments on long-term debt                          (133)           (87)
  Common stock issued                               13,918            ---
  Cash dividend payment by subsidiary to
    minority shareholders                              (89)           ---
                                                    ------          -----
Net cash provided (used) by financing activities    15,914         (2,271)
                                                    ------         ------
Increase in cash and cash equivalents                5,432          3,231

Cash and cash equivalents at the
  beginning of the period                            6,254          2,440
                                                    ------         ------
Cash and cash equivalents at the end
  of the period                                    $11,686        $ 5,671
                                                    ======         ======
Non-cash transaction:
  Acquisition of common stock held by
  minority shareholder                             $ 2,325        $   ---


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

NOTE 2 - Sattel Communications ("Sattel")


     On May 3, 1996, the Company and Sattel Technologies, Inc. ("STI") entered into a Supplemental Agreement to amend the Exchange Agreement entered into on January 16, 1996, whereby, among other things, the Company increased its ownership interest in Sattel from 50% to 80%. STI conveyed to the Company an additional 15% of Sattel and 50,000 shares of the Company's common stock (previously acquired by STI on January 16, 1996) in exchange for being released from the obligation to pay for certain product development and STI's proportionate share of a $10 million capital contribution to Sattel. In May 1996, the Company contributed $10 million to Sattel pursuant to the Supplemental Agreement. These transactions resulted in a net reduction of approximately $1,825,000 of intangible assets which originated from the January 16, 1996 transaction. In addition, in fiscal 1997 Sattel granted equity participation interests to certain employees of the Company. The Company's effective ownership of Sattel remains at approximately 80% after the grant of these interests. STI's effective ownership interest in Sattel was reduced to approximately 4% as a result of all of these transactions (see
Note 4).



     In June 1996, Concentric Network Corporation ("CNC") executed a Promissory Note for $5,000,000 in favor of Sattel. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Series D Preferred Stock. In August 1996, Sattel entered into an agreement with a third party to sell 1,838,234 shares of its CNC Series D Preferred Stock for $2.5 million. This transaction closed in September 1996.


NOTE 3 - Shareholders' Equity

     In April 1996, the Company raised approximately $14 million, after commissions and expenses, through the sale of 430,000 shares of common stock.

NOTE 4 - Subsequent Event


     On September 3, 1996, the Board of Directors declared a 5% stock dividend which was paid on October 2, 1996 to shareholders of record on September 16, 1996. Per share amounts in the accompanying financial statements have been restated for the stock dividend.


     On October 14, 1996, the Company acquired from STI its approximate 4% ownership interest in Sattel for 15,000 shares of the Company's common stock.


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


     The increase in the Company's net loss for the first quarter of fiscal 1997 as compared to the same period of time in fiscal 1996 is primarily due to the following: a loss incurred by Sattel primarily due to start-up costs incurred for the development of its business; a slight loss at C&L which has been adversely impacted by the competitor company established in 1995 by several of C&L's former employees; and an increase in APC's loss in fiscal 1997 as compared to fiscal 1996.


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

     In May 1996, the Company contributed an additional $10 million to Sattel. In June 1996, CNC executed a Promissory Note for $5,000,000 in favor of Sattel. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Series D Preferred Stock. In August 1996, Sattel entered into an agreement with StreamLogic Corporation ("StreamLogic") to sell 1,838,234 shares of its CNC Series D Preferred Stock for $2.5 million. This transaction closed in September 1996. At July 20, 1996, the Company classified $2,500,000 of the Promissory Note within receivables and the balance in other assets.


     Sattel and StreamLogic have entered into an agreement to establish SatLogic LLC ("SatLogic"), a company that will be jointly owned by Sattel and StreamLogic. SatLogic's business purpose will be the implementation and exploitation, directly or indirectly, of a wholesale business created to sell or resell network services elements to other value added network service providers such as Internet service providers as well as other transactions. SatLogic will initially be capitalized with a $500,000 cash contribution by Sattel and a contribution by StreamLogic of a promissory note for $1,000,000 secured by the pledge of 735,294 shares of CNC Series D Preferred Stock. In addition, Sattel and StreamLogic have agreed to a total commitment of capital to SatLogic of $2 million.


     In the fourth quarter of fiscal 1996 and in the first quarter of fiscal 1997, the Company raised approximately $17.4 million, after commissions and expenses, through the sale of 600,000 shares of Common Stock. The Company believes that it has adequate resources to meet its liquidity needs for fiscal 1997. On a long term basis, financing for the Company's operations, including working capital requirements for Sattel and capital expenditures, will come from cash generated from operations, the sale of additional equity or other securities, additional bank borrowings and other sources of capital, if available. In July 1996, the Company filed a registration statement for shelf registration of up to 500,000 shares of common stock which was withdrawn in October 1996.


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

    10.3 - Limited Liability Company Agreement of SatLogic LLC dated as of September 12, 1996

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


                                             THE DIANA CORPORATION




                                             /s/ R. Scott Miswald
                                                 Vice President, Treasurer
                                                 and Secretary (Principal
                                                 Financial and Accounting
                                                 Officer)




DATE:  October 18, 1996