Form 10-Q
period 1996-10-12
DIANA CORP
filed 1996-11-26
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended          October 12, 1996

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

                                                            X  Yes   ___ No


     At November 15, 1996, the registrant had issued and outstanding an aggregate of 5,294,483 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements


                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                  October 12,   March 30,
                                                     1996          1996
                                                  (Unaudited)
                                  Assets
Current assets
  Cash and cash equivalents                       $  9,228      $  4,480
  Marketable securities                              1,608         1,213
  Receivables                                        4,140            69
  Inventories                                        2,509         1,087
  Net assets of discontinued operations              3,421         7,389
  Other current assets                                 945           484
                                                    ------        ------
    Total current assets                            21,851        14,722

Property and equipment                                 915           339
Intangible assets                                    3,854         5,827
Net assets of discontinued operations                8,344         8,180
Other assets                                         2,587            24
                                                    ------        ------
                                                  $ 37,551      $ 29,092
                                                    ======        ======
              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  2,349      $    483
  Accrued liabilities                                1,589           816
  Current portion of long-term debt                    141           141
                                                    ------        ------
    Total current liabilities                        4,079         1,440

Long-term debt                                       1,887         1,958
Other liabilities                                      733         1,008
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        6,007         5,526
  Additional paid-in capital                        79,679        59,456
  Accumulated deficit                              (48,442)      (34,776)
  Unrealized loss on marketable securities            (481)         (876)
  Treasury stock                                    (5,911)       (4,644)
                                                    ------        ------
    Total shareholders' equity                      30,852        24,686
                                                    ------        ------
                                                  $ 37,551      $ 29,092
                                                    ======        ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              12 Weeks Ended             28 Weeks Ended
                         October 12,  October 14,   October 12,  October 14,
                            1996         1995          1996         1995

Net sales                 $  4,046     $    264     $   4,887    $     264
Other income                   162          123           345          305
                            ------       ------       -------      -------
                             4,208          387         5,232          569

Cost of sales                1,012          129         1,158          129
Selling and administra-
 tive expenses               2,941          543         4,709        1,178
Research and development       873          ---         1,237          ---
                            ------       ------       -------      -------
Operating loss (Note 6)       (618)        (285)       (1,872)        (738)

Interest expense               (19)         (26)          (45)         (61)
Minority interest               (5)           4           126           52
                            ------       ------       -------      -------
Loss from continuing
 operations                   (642)        (307)       (1,791)        (747)
Earnings (loss) from
 discontinued operations      (456)         453          (629)         492
Estimated loss on
 disposal of discontinued
 operations                 (3,500)         ---        (3,500)         ---
                            ------       ------       -------      -------
Net loss                  $ (4,598)    $    146     $  (5,920)   $    (255)
                            ======       ======       =======      =======
Earnings (loss) per
 common share:
  Continuing operations   $   (.12)    $   (.07)    $    (.34)   $    (.17)
  Discontinued operations:
    Earnings (loss) from
     operations               (.09)         .10          (.12)         .11
    Estimated loss on
     disposal                 (.66)         ---          (.67)         ---
                            ------       ------       -------      -------
  Net earnings (loss)     $   (.87)    $    .03     $   (1.13)   $    (.06)
                            ======       ======       =======      =======
Weighted average
 number of common
 shares outstanding          5,279        4,683         5,249        4,317
                            ======       ======       =======      =======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                      28 Weeks Ended
                                                  October 12,    October 14,
                                                     1996          1995
Operating Activities:
  Net loss                                         $(5,920)       $  (255)
  Reconciliation of net loss to net cash
   provided by operating activities:
    Depreciation and amortization                      218              5
    Minority interest                                 (126)            52
    Provision for estimated loss on
     discontinued operations                         3,500            ---
    Net change in discontinued operations           (3,873)         2,398
    Other                                              (74)          (345)
    Changes in operating assets and liabilities     (3,833)           (41)
                                                    ------         ------
Net cash provided (used) by operating activities   (10,108)         1,814

Investing activities:
  Increase in promissory note                       (5,000)           ---
  Sale of CNC preferred stock                        2,500            ---
  Additions to property and equipment                 (647)            (3)
  Purchases of marketable securities                   ---           (469)
  Sales of marketable securities                       ---          4,200
  Net change in discontinued operations               (395)          (208)
  Other                                                ---           (262)
                                                    ------         ------
Net cash provided (used) by investing activities    (3,542)         3,258

Financing activities:
  Repayments of long-term debt                         (71)           (71)
  Common stock issued                               13,918            ---
  Net change in discontinued operations              4,572         (2,426)
  Other                                                (21)           ---
                                                    ------         ------
Net cash provided (used) by financing activities    18,398         (2,497)
                                                    ------         ------
Increase in cash and cash equivalents                4,748          2,575

Cash and cash equivalents at the
  beginning of the period                            4,480            325
                                                    ------         ------
Cash and cash equivalents at the end
  of the period                                    $ 9,228        $ 2,900
                                                    ======         ======
Non-cash transactions:
  Acquisition of common stock held by
    minority shareholder                           $ 2,325        $   ---
  Conversion of promissory note into CNC
    preferred stock                                  5,000            ---

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the twenty-eight weeks ended October 12, 1996 are not necessarily indicative of the results that may be expected for the fiscal year ended March 29, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 1996.

     The consolidated group (hereafter referred to as the "Company") included the following companies during fiscal 1997 and 1996. The following describes each entity in the consolidated group and its current status:

     The Diana Corporation ("Diana")
          Diana and its wholly-owned subsidiaries are included in the consolidated group for fiscal 1997 and 1996. Diana's operating activities consist primarily of corporate administration and investing activities.

     Sattel Communications Corp. ("SCC")
          Diana had a 50% ownership interest in SCC and accounted for its investment using the equity method of accounting from November 1994 to December 1995. In January 1996, Diana increased its ownership interest from 50% to 80%. The Company has included the results of SCC in its statement of operations for fiscal 1996 as though it had acquired its majority interest at the beginning of fiscal 1996 and added back the minority partner's share of SCC's loss as part of minority interest. In April 1996, SCC established Sattel Communications LLC ("Sattel"). SCC, through its subsidiary Sattel, is a provider of central office voice and data switching equipment for communications providers worldwide.

     The operations of C&L Communications, Inc. ("C&L"), Valley
Communications, Inc. ("Valley"), Atlanta Provision Company, Inc. ("APC") and Entree Corporation ("Entree") are classified as discontinued operations (see
Note 3). As such, certain prior year balances have been reclassified in order to conform to current year presentation.

     The computation of loss per common share is based on the weighted average common shares outstanding (adjusted for the 5% stock dividend, see
Note 5) and dilutive common stock equivalents (stock options).

NOTE 2 - Research and Development Costs

     Research and development costs are charged to operations when incurred. Research and development costs were not directly incurred by SCC in the first two quarters of fiscal 1996 because the intellectual property rights for the switching products were not acquired by SCC until January 1996. Software development costs incurred in the development of the Company's switching products are required to be capitalized once technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Technological feasibility is established upon the successful testing of a prototype or beta-test model based upon the Company's product development process. Software development costs incurred during the period between completion of a fully-tested model and general market release have not been significant, and, accordingly, have not been capitalized. Various feature development software costs may be incurred, particularly on a specific customer requirement basis. These costs, however, are not considered to meet the SFAS No. 86 criteria for capitalization given the dynamic market nature of such modifications.

NOTE 3 - Discontinued Operations

     In November 1996, the Board of Directors of the Company approved a plan to separate its central office voice and data switching equipment business (the "Sattel Business") from the following businesses:

                       Segment                           Company

     Telecommunications equipment distribution          C&L
     Voice and data network installation and service    Valley
     Wholesale distribution of meat and seafood         Entree/APC

     APC is a wholly-owned subsidiary of Entree and is Entree's sole operating company. Valley is an 80%-owned subsidiary of C&L.

     The plan provides for a taxable spin-off of the common stock of the Company's subsidiary, Newco, through a special dividend to the Company's shareholders. In November 1996, the Company agreed to contribute all of the outstanding capital stock of C&L, 6,500,000 shares of Entree's common stock, $7.4 million of preferred stock of APC, and certain assets and liabilities in exchange for 12.5% Cumulative Nonvoting Convertible Preferred Stock, par value $.01 per share of Newco ("Newco Preferred Stock") with a liquidation amount equal to the net book value of the net assets contributed, exclusive of the Company's $1 million capital contribution discussed below. The Newco Preferred Stock is redeemable by Newco at any time at the liquidation amount plus all accrued and unpaid dividends. The Newco Preferred Stock is convertible at the option of the holder beginning at January 1, 2007 into 19.9% of Newco's outstanding common stock on a fully diluted basis (after taking into account such conversion). In addition, the Company agreed to capitalize Newco with $1 million. The Company intends to distribute all shares of Newco's common stock that it owns to Diana shareholders (the "Distribution") if the Distribution is approved by stockholders of the Company. The Distribution is also subject to certain other conditions which are waivable by the Company's Board of Directors. The Distribution is expected to be made in early 1997.

     The results of operations of the telecommunications equipment distribution segment, the voice and data network installation and service segment and the wholesale distribution of meat and seafood segment have been reported separately as discontinued operations.

     The components of net assets of discontinued operations included in the balance sheets at October 12, 1996 and March 30, 1996 are as follows (in thousands):

                                          October 12, 1996

                                       Telecommuni-    Network
                             Meat and    cations     Installation
                             Seafood   Equipment     and Service    Total

Receivables                  $  9,535    $  5,255     $  2,668    $ 17,458
Inventories                     5,153       6,788          168      12,109
Other current assets            1,976         502          366       2,844
Accounts payable               (6,843)     (4,556)        (844)    (12,243)
Revolving lines of credit      (6,929)     (4,446)        (452)    (11,827)
Other current liabilities        (684)       (190)        (855)     (1,729)
                              -------     -------      -------     -------
                             $  2,208    $  3,353     $  1,051       6,612
                              =======     =======      =======
Reserve for loss on disposal                                        (3,191)
                                                                   -------
Net current assets of
 discontinued operations                                          $  3,421
                                                                   =======

Property and equipment, net  $  3,083    $    329     $    531    $  3,943
Intangible assets                 ---       2,541        2,936       5,477
Other assets                      388         324           89         801
Long term debt                   (765)        ---         (800)     (1,565)
Other liabilities                 ---         ---         (312)       (312)
                              -------     -------      -------     -------
Net noncurrent assets of
  discontinued operations    $  2,706    $  3,194     $  2,444    $  8,344
                              =======     =======      =======     =======

                                           March 30, 1996

Receivables                  $  8,848    $  3,609     $  3,645    $ 16,102
Inventories                     4,541       6,172          536      11,249
Other current assets            1,134         878          288       2,300
Accounts payable               (7,893)     (4,230)      (1,101)    (13,224)
Revolving lines of credit      (2,996)     (2,996)      (1,046)     (7,038)
Other current liabilities        (726)       (520)        (754)     (2,000)
                              -------     -------      -------     -------
Net current assets of
  discontinued operations    $  2,908    $  2,913     $  1,568    $  7,389
                              =======     =======      =======     =======

Property and equipment, net  $  3,170    $    308     $    341    $  3,819
Intangible assets                 ---       2,780        2,979       5,759
Other assets                      355         323          102         780
Long term debt                   (804)        ---         (800)     (1,604)
Other liabilities                 ---        (200)        (374)       (574)
                              -------     -------      -------     -------
Net noncurrent assets of
  discontinued operations    $  2,721    $  3,211     $  2,248    $  8,180
                              =======     =======      =======     =======

     Operating results, net of minority interest, relating to the discontinued operations for these periods is as follows (in thousands):

                              Twenty-Eight Weeks Ended October 12, 1996
                                       Telecommuni-    Network
                             Meat and    cations     Installation
                             Seafood   Equipment     and Service    Total

Net sales                    $130,868    $ 12,963      $  7,409   $151,240
                              =======     =======       =======    =======
Income (loss) from
  continuing operations      $   (735)   $    (37)     $    143   $   (629)
                              =======     =======       =======    =======

                              Twenty-Eight Weeks Ended October 14, 1995

Net sales                    $128,955    $ 13,427      $    ---   $142,382
                              =======     =======       =======    =======
Income (loss) from
  continuing operations      $   (268)   $    760      $    ---   $    492
                              =======     =======       =======    =======

     No income taxes have been allocated to discontinued operations for the twenty-eight weeks ended October 12, 1996 or October 14, 1995 because there was no consolidated income tax expense or income tax expense for continuing operations in these periods.

     In reclassifying the Company's financial statements for presentation of discontinued operations, the Company reflected all of APC's interest expense that was paid to the Company under an intercompany loan to discontinued operations. Interest expense paid by APC to the Company was $0 and $87,000 for the twenty-eight weeks ended October 12, 1996 and October 14, 1995, respectively and is included in other income.

     The estimated loss on disposal at October 12, 1996 includes the following items to be incurred in connection with the Distribution (in thousands):

Estimated expenses in connection with the Distribution             $1,200
Estimated fair value of warrant to be issued                        1,400
Severance payments to Messrs. Fisher, Runge and Lilly                 508
Estimated operating loss for the disposal period                      200
Charge due to acceleration of deferred compensation payments
 to Messrs. Fisher and Runge                                          137
Other                                                                  55
                                                                    -----
                                                                   $3,500
                                                                    =====

     Estimated expenses to be incurred in connection with the Distribution include amounts related primarily to legal, accounting and investment banking fees. In addition, included above is the estimated fair value of a warrant to purchase 100,000 shares of Company Common Stock to be issued to the Company's investment banker upon completion of the Distribution. The results of operations of APC, C&L and Valley between November 20, 1996 (the measurement date) and the estimated date of the Distribution are estimated to reflect a loss of $200,000.

NOTE 4 - Sattel Communications

     On May 3, 1996, the Company and Sattel Technologies, Inc. ("STI") entered into a Supplemental Agreement by which the Company acquired an additional 15% ownership interest in SCC. The acquisition occurred as part of a transaction in which the Company contributed an additional $10 million in cash to SCC. In lieu of contributing its proportionate share of the additional funding to SCC, and in exchange for a release from its obligation to pay for certain product development efforts, STI agreed to convey to the Company 15% of SCC, together with 50,000 shares of the Company's common stock it had previously acquired. This transaction resulted in a net reduction of approximately $1,825,000 of intangible assets recorded at March 30, 1996. In addition, in fiscal 1997, Sattel granted equity participation interests to certain employees of the Company. On October 14, 1996, the Company acquired from STI its remaining 5% ownership interest in SCC for 15,000 shares of the Company's common stock. The Company's effective ownership of Sattel remains at 80% after all of these transactions.

     In June 1996, Concentric Network Corporation ("CNC") executed a Promissory Note for $5,000,000 in favor of Sattel for a bridge loan. CNC granted to Sattel a warrant to purchase 551,470 shares of CNC Series D Preferred Stock ("CNC Preferred Stock") at an exercise price of $1.36 per share (equal to the par value of such shares) as additional consideration for the bridge loan to CNC. The warrant is exercisable immediately and expires on June 6, 1999. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Preferred Stock. In September 1996, Sattel sold to StreamLogic Corporation 1,838,234 shares, or 49% of its CNC Preferred Stock for $2.5 million. No gain or loss was recognized in connection with this sale. Sattel continues to own the warrant from CNC. The investment in CNC Preferred Stock of $2,572,000 is classified within other assets in the Condensed Consolidated Balance Sheet.

NOTE 5 - Shareholders' Equity

     In April 1996, the Company raised approximately $14 million, after commissions and expenses, through the sale of 430,000 shares of common stock.

     On September 3, 1996, the Board of Directors declared a 5% stock dividend which was paid on October 2, 1996 to shareholders of record on September 16, 1996. Per share amounts and weighted average shares outstanding in the accompanying financial statements have been restated for the stock dividend. In addition, the 5% stock dividend resulted in an increase in common stock, additional paid-in capital and accumulated deficit in the October 12, 1996 Condensed Consolidated Balance Sheet of $251,000, $7,473,000 and $7,746,000, respectively.

NOTE 6 - Business Segment Information

     The Company operates worldwide in the central office voice and data switching equipment business segment. This segment consists solely of the operations of Sattel. Information by industry segment is as follows for the twelve and twenty-eight weeks ended October 12, 1996 (in thousands):

                                      Twelve Weeks       Twenty-Eight Weeks
                                         Ended                 Ended
                                      October 12,           October 12,
                                         1996                   1996
Net sales:
 Switching equipment (Sattel)          $  4,046              $  4,887
                                        =======               =======
Operating earnings (loss):
 Switching equipment (Sattel)          $     99              $   (699)
 Corporate office (Diana)                  (717)               (1,173)
                                        -------               -------
                                       $   (618)             $ (1,872)
                                        =======               =======
Depreciation and amortization:
 Switching equipment (Sattel)                                $    213
 Corporate office (Diana)                                           5
                                                              -------
                                                             $    218
                                                              =======
Capital expenditures:
 Switching equipment (Sattel)                                $    637
 Corporate office (Diana)                                          10
                                                              -------
                                                             $    647
                                                              =======
Identifiable assets:
 Switching equipment (Sattel)                                $ 17,664
 Discontinued operations                                       11,765
 Corporate office (Diana)                                       8,122
                                                              -------
                                                             $ 37,551
                                                              =======

                        Part II.  Other Information

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Results of Operations

     The Company's historical results of operations have been restated to reflect the operations of C&L, Valley and APC as discontinued operations.
The following discussion encompasses the results of operations of the Company's corporate office and Sattel. Sattel's operations were through SCC prior to Sattel's formation in April 1996. SCC commenced operations in November 1994 as a 50/50 joint venture between the Company and STI. In January 1996, the Company increased its ownership interest in SCC from 50% to 80%. SCC is included in the consolidated financial statements since the beginning of fiscal 1996 (see Note 1 to the Condensed Consolidated Financial Statements).

     Sattel's revenues and expenses increased in the second quarter and year-to-date periods of fiscal 1997 as compared to the same time period in fiscal 1996. These increases, as indicated below, are primarily because Sattel's operations in fiscal 1996 consisted of the start up and development of its business.

      Sattel had sales of $4,046,000 in the second quarter of fiscal 1997, primarily from the sale of DSS switches. Sattel's fiscal 1997 year-to-date sales were $4,887,000 primarily from the sale of DSS switches. Approximately 90% and 91% of sales in the second quarter and year-to-date periods of fiscal 1997, respectively, were from sales to CNC.

     For the twelve and twenty-eight weeks ended October 12, 1996, selling and administrative expenses increased $2,398,000 and $3,531,000 over the corresponding periods in fiscal 1996. Selling and administrative expenses have increased primarily because of the increase in Sattel's business. During the second quarter and year-to-date periods of fiscal 1996, Sattel incurred nominal selling and administrative expenses as compared to fiscal 1997 because the business was in the early stages of its development.

     Research and development expense of $873,000 and $1,237,000 were incurred by Sattel during the second quarter and year-to-date periods of fiscal 1997. An explanation of the increase in research and development expenses and the Company's accounting policy for these expenses is in Note 2 to the Condensed Financial Statements.

     Minority interest in fiscal 1997 represents the minority partner's share of Sattel's second quarter earnings and year-to-date loss, respectively. In fiscal 1996, the Company has included the results of SCC in its statement of operations as though it had acquired its majority interest at the beginning of fiscal 1996 and added back the minority partner's share of SCC's loss as part of minority interest (see Note 1 to the Condensed Consolidated Financial Statements).

     The loss from continuing operations in the second quarter of fiscal 1996 is primarily due to a small profit incurred by Sattel offset by the Company's corporate office operating loss. The increase in the loss from continuing operations for the twelve weeks ended October 12, 1996 as compared to the same period of time in fiscal 1996 is primarily due to an increase in the Company's corporate office expenses.

     The summarized operating results of discontinued operations for the twenty-eight weeks ended October 12, 1996 and October 14, 1995, respectively, are shown in Note 3 to the Consolidated Financial Statements. The change in the operating results from discontinued operations from fiscal 1996 to 1997 is primarily attributable to an increase in APC's loss and a reduction in C&L's results. APC's loss increased primarily due to a decrease in gross profit margins and expenses of $227,000 incurred in connection with the refinancing of its revolving line of credit. C&L's operating results decreased due to a 3% reduction in its sales, a decrease in gross profit margins and an increase in operating expenses.

     The components of the estimated loss on disposal of discontinued operations are shown in Note 3 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company used cash in operating activities of $10,108,000 during the twenty-eight weeks ended October 12, 1996 as compared to positive cash flow of $1,814,000 for the same period of time in fiscal 1996. The decrease in cash flow is primarily attributable to an increase in the net loss from continuing operations, less cash provided by the net change in working capital items (due to an increase in receivables because of Sattel's second quarter fiscal 1997 sales of $4,046,000) and a reduction in cash provided by operating activities of discontinued operations.

     Capital expenditures increased to $647,000 in fiscal 1997 from $3,000 in fiscal 1996. The increase in capital expenditures is due to purchases made by Sattel for the continued development of its business. The Company anticipates that fiscal 1997 capital expenditures will approximate $1 million consisting primarily of testing equipment for SCC.

     In June 1996, Concentric Network Corporation ("CNC") executed a Promissory Note for $5,000,000 in favor of Sattel for a bridge loan. CNC granted to Sattel a warrant to purchase 551,470 shares of CNC Series D Preferred Stock ("CNC Preferred Stock") at an exercise price of $1.36 per share (equal to the par value of such shares) as additional consideration for the bridge loan to CNC. The warrant is exercisable immediately and expires on June 6, 1999. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Preferred Stock. In September 1996, Sattel sold to StreamLogic Corporation 1,838,234 shares, or 49% of its CNC Preferred Stock for $2.5 million. No gain or loss was recognized in connection with this sale. Sattel continues to own the warrant from CNC.

     In the fourth quarter of fiscal 1996 and in the first quarter of fiscal 1997, the Company raised approximately $17.4 million, after commissions and expenses, through the sale of 600,000 shares of common stock. The Company believes that it has adequate resources to meet its liquidity needs for fiscal 1997. On a long term basis, financing for the Company's operations, including working capital and capital expenditure requirements for Sattel, will come from cash generated from operations, the sale of additional equity or other securities, additional bank borrowings and other sources of capital, if available. In July 1996, the Company filed a registration statement for shelf registration of up to 500,000 shares of common stock, which was withdrawn in October 1996.

     The decrease in intangible assets is primarily attributable to the transaction discussed in Note 4 to the Condensed Consolidated Financial Statements.

     Sattel and StreamLogic have entered into an agreement to establish SatLogic LLC ("SatLogic"), a company that will be jointly owned by Sattel and StreamLogic. SatLogic's business purpose will be the implementation and execution, directly or indirectly, of a wholesale business created to sell or resell network services elements to other value added network service providers such as Internet service providers as well as other transactions. SatLogic will initially be capitalized with a $500,000 cash contribution by Sattel and a promissory note from StreamLogic in favor of SatLogic for $1,000,000 secured by the pledge of 735,294 shares of CNC Series D Preferred Stock owned by StreamLogic. In addition, Sattel and StreamLogic have agreed to a total commitment of capital to SatLogic of $2 million of which each is responsible for half.

Forward Looking Statements

     The following may be considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995: the Company's estimate of fiscal 1997 capital expenditures and that the Company believes that it will have adequate resources to meet its liquidity needs in fiscal 1997. Actual results or developments may differ materially from those contained in the forward looking statements. Factors which may cause such a difference to occur include but are not limited to (i) whether the Company can continue to grow its business, (ii) product demand, competition, the cost of products, and industry conditions, and (iii) the risks and uncertainties relating to Sattel's business.

Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

               4.1   -   Loan and Security Agreement dated October 4, 1996
                         between Atlanta Provision Company, Inc. and Sanwa
                         Business Credit Corporation

               27    -   Financial Data Schedule

          b) A Form 8-K was filed by the Company on September 11, 1996 which covered:

               Item 5.   Other Events
                         Press release dated September 5, 1996 announcing that on September 3, 1996 the Board of Directors of the Company adopted a Stockholder Rights Plan and declared a dividend of one Right on each outstanding share of the Company's common stock, payable on September 16, 1996 to stockholders of record on September 16, 1996.

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




DATE:  November 26, 1996