Form 10-Q/A
period 1996-10-12
DIANA CORP
filed 1997-01-24
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q/A)
                               (Amendment No. 1)


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

                      THE DIANA CORPORATION AND SUBSIDIARIES
             CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                (Dollars in Thousands)

                                     Common Stock     Additional               Unrealized Loss      Treasury Stock        Total
                                  Number of    Par     Paid in    Accumulated   on Marketable     Number of            Shareholders'
                                    Shares    Value    Capital      Deficit      Securities        Shares      Cost       Equity

Balance at March 30, 1996         5,526,282  $ 5,526   $ 59,456   $ (34,776)     $   (876)         877,692   $ (4,644)   $ 24,686

Net loss                                ---      ---        ---      (5,920)          ---              ---        ---      (5,920)

5% stock dividend                   250,893      251      7,474      (7,746)          ---              ---        ---         (21)

Change in unrealized loss on
 marketable securities                  ---      ---        ---         ---           395              ---        ---         395

Issuance of common stock            230,000      230     12,630         ---           ---         (200,000)     1,058      13,918

Acquisition of minority interest        ---      ---        ---         ---           ---           50,000     (2,325)     (2,325)

Other                                   ---      ---        119         ---           ---              ---        ---         119
                                  ---------   ------    -------    --------       -------          -------    -------     -------
Balance at October 12, 1996       6,007,175  $ 6,007   $ 79,679   $ (48,442)     $   (481)         727,692   $ (5,911)   $ 30,852
                                  =========   ======    =======    ========       =======          =======    =======     =======

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

NOTE 5 - Shareholders' Equity


     In April 1996, the Company raised $13,918,000, after commissions and expenses, through the sale of 430,000 shares of common stock.


     On September 3, 1996, the Board of Directors declared a 5% stock dividend which was paid on October 2, 1996 to shareholders of record on September 16, 1996. Per share amounts and weighted average shares outstanding in the accompanying financial statements have been restated for the stock dividend. In addition, the 5% stock dividend resulted in an increase in common stock, additional paid-in capital and accumulated deficit in the October 12, 1996 Condensed Consolidated Balance Sheet of $251,000, $7,474,000 and $7,746,000, respectively.

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


                                             THE DIANA CORPORATION



                                             By:/s/ R. Scott Miswald
                                                 Vice President and Treasurer
                                                 (Principal Financial and
                                                 Accounting Officer)




DATE:  January 24, 1997