Form 10-Q
period 1997-01-04
DIANA CORP
filed 1997-02-18
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended          January 4, 1997

                                    or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from                      to

Commission file number                        1-5486


                           THE DIANA CORPORATION
          (Exact name of registrant as specified in its charter)


             Delaware                                 36-2448698
 (State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                  Identification No.)


            26025 Mureau Road, Calabasas, California               91302
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code      (818) 878-7711


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                                            X  Yes   ___ No


     At February 15, 1997, the registrant had issued and outstanding an aggregate of 5,298,483 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements


                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                  January 4,    March 30,
                                                     1997         1996
                                                  (Unaudited)
                                  Assets
Current assets
  Cash and cash equivalents                       $  2,800      $  4,480
  Marketable securities                                ---         1,213
  Receivables                                        8,341            10
  Inventories                                        3,247         1,087
  Net assets of discontinued operations              2,379         7,389
  Other current assets                               1,546           543
                                                    ------        ------
    Total current assets                            18,313        14,722

Property and equipment                               2,088           339
Intangible assets                                    3,805         5,827
Net assets of discontinued operations                8,350         8,180
Other assets                                         3,187            24
                                                    ------        ------
                                                  $ 35,743      $ 29,092
                                                    ======        ======
              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  3,997      $    483
  Accrued liabilities                                1,449           816
  Current portion of long-term debt                    141           141
                                                    ------        ------
    Total current liabilities                        5,587         1,440

Long-term debt                                       1,817         1,958
Other liabilities                                      407         1,008
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        6,007         5,526
  Additional paid-in capital                        80,125        59,456
  Accumulated deficit                              (52,443)      (34,776)
  Unrealized loss on marketable securities             ---          (876)
  Treasury stock                                    (5,757)       (4,644)
                                                    ------        ------
    Total shareholders' equity                      27,932        24,686
                                                    ------        ------
                                                  $ 35,743      $ 29,092
                                                    ======        ======

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              12 Weeks Ended             40 Weeks Ended
                         January 4,   January 6,    January 4,   January 6,
                            1997         1996          1997         1996

Net sales                 $  4,337     $    ---     $   9,224    $     264
Cost of sales                1,280          ---         2,438          129
                            ------       ------       -------      -------
Gross profit                 3,057          ---         6,786          135

Selling and administra-
 tive expenses               3,245        1,083         7,954        2,261
Research and development     1,798          ---         3,035          ---
                            ------       ------       -------      -------
Total operating expenses     5,043        1,083        10,989        2,261
                            ------       ------       -------      -------
Operating loss              (1,986)      (1,083)       (4,203)      (2,126)

Interest expense                (7)         (26)          (52)         (87)
Non-operating income (loss)   (626)         106          (281)         411
Minority interest               55          356           181          408
Income tax credit              836          ---           836          ---
                            ------       ------       -------      -------
Loss from continuing
 operations                 (1,728)        (647)       (3,519)      (1,394)

Earnings (loss) from
 discontinued operations      (223)          49          (625)         541
Estimated loss on disposal
 of discontinued operations (2,050)         ---        (5,550)         ---
                            ------       ------       -------      -------
Loss before extraordinary
 item                       (4,001)        (598)       (9,694)        (853)
Extraordinary item             ---          ---          (227)         ---
                            ------       ------       -------      -------
Net loss                  $ (4,001)    $   (598)    $  (9,921)   $    (853)
                            ======       ======       =======      =======
Earnings (loss) per
 common share:
  Loss from continuing
   operations             $   (.33)    $   (.15)    $    (.67)   $    (.32)
  Loss from discontinued
   operations                 (.04)         .01          (.12)         .12
  Estimated loss on
   disposal                   (.39)         ---         (1.06)         ---
  Extraordinary item           ---          ---          (.04)         ---
                            ------       ------       -------      -------
  Net earnings (loss)     $   (.76)    $   (.14)    $   (1.89)   $    (.20)
                            ======       ======       =======      =======
Weighted average number of
 common shares outstanding   5,294        4,328         5,263        4,323
                            ======       ======       =======      =======

See notes to condensed consolidated financial statements.

                         THE DIANA CORPORATION AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Dollars in Thousands)

                                     Common Stock     Additional               Unrealized Loss      Treasury Stock        Total
                                  Number of    Par     Paid in    Accumulated   on Marketable     Number of            Shareholders'
                                    Shares    Value    Capital      Deficit      Securities        Shares      Cost       Equity

Balance at March 30, 1996         5,526,282  $ 5,526   $ 59,456   $ (34,776)     $   (876)         877,692   $ (4,644)   $ 24,686

Net loss                                ---      ---        ---      (9,921)          ---              ---        ---      (9,921)

5% stock dividend                   250,893      251      7,474      (7,746)          ---              ---        ---         (21)

Change in unrealized loss on
 marketable securities                  ---      ---        ---         ---           876              ---        ---         876

Issuance of common stock            230,000      230     12,630         ---           ---         (200,000)     1,058      13,918

Acquisition of minority interest        ---      ---        ---         ---           ---           50,000     (2,325)     (2,325)

Acquisition of minority interest        ---      ---        385         ---           ---          (15,000)       122         507

Other                                   ---      ---        180         ---           ---           (4,000)        32         212
                                  ---------   ------    -------    --------       -------          -------    -------     -------
Balance at January 4, 1997        6,007,175  $ 6,007   $ 80,125   $ (52,443)     $    ---          708,692   $ (5,757)   $ 27,932
                                  =========   ======    =======    ========       =======          =======    =======     =======

                       See notes to consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                      40 Weeks Ended
                                                  January 4,    January 6,
                                                     1997          1996
Operating Activities:
  Loss before extraordinary item                   $(9,694)       $  (853)
  Reconciliation of loss to net cash
   provided by operating activities:
    Losses on sales of marketable securities           736            ---
    Depreciation and amortization                      346              8
    Minority interest                                 (181)            12
    Estimated loss on disposal of
     discontinued operations                         5,550            ---
    Net change in discontinued operations           (2,808)         5,061
    Other                                              (70)           184
    Changes in operating assets and liabilities     (7,619)          (217)
                                                    ------         ------
Net cash provided (used) by operating activities   (13,740)         4,195

Investing activities:
  Increase in promissory notes                      (5,600)           ---
  Sale of CNC preferred stock                        2,500            ---
  Additions to property and equipment               (1,977)           (22)
  Purchases of marketable securities                   ---           (469)
  Proceeds on sales of marketable securities         1,227          4,273
  Net change in discontinued operations               (792)        (3,312)
  Investment in unconsolidated subsidiary              ---         (1,481)
  Other                                                284            155
                                                    ------         ------
Net cash provided (used) by investing activities    (4,358)          (856)

Financing activities:
  Repayments of long-term debt                        (141)          (141)
  Common stock issued                               13,918            ---
  Net change in discontinued operations              2,890         (2,259)
  Extraordinary item                                  (227)           ---
  Other                                                (22)            11
                                                    ------         ------
Net cash provided (used) by financing activities    16,418         (2,389)
                                                    ------         ------
Increase (decrease) in cash and cash equivalents    (1,680)           950

Cash and cash equivalents at the
  beginning of the period                            4,480            325
                                                    ------         ------
Cash and cash equivalents at the end
  of the period                                    $ 2,800        $ 1,275
                                                    ======         ======
Non-cash transactions:
  Conversion of promissory note into CNC
    preferred stock                                $ 5,000        $   ---
  Acquisition of common stock held by
    minority shareholder                             2,832            ---
  Purchase of subsidiary financed by seller            ---          1,000

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the forty weeks ended January 4, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 29, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 30, 1996.

     The consolidated group (hereafter referred to as the "Company") included the following companies during fiscal 1997 and 1996. The following describes each entity in the consolidated group and its current status:

     The Diana Corporation ("Diana")
          Diana and its wholly-owned subsidiaries are included in the consolidated group for fiscal 1997 and 1996. Diana's activities consist primarily of corporate administration and investing activities.

     Sattel Communications Corp. ("SCC")
          Diana had a 50% ownership interest in SCC and accounted for its investment using the equity method of accounting from November 1994 to December 1995. In January 1996, Diana increased its ownership interest from 50% to 80%. Subsequently, the Company has increased its ownership interest in SCC from 80% to 100% (see Note 4). The Company has included the results of SCC in its statement of operations for fiscal 1996 as though it had acquired its majority interest at the beginning of fiscal 1996 and added back the minority partner's share of SCC's loss as part of minority interest. In April 1996, SCC established Sattel Communications LLC ("Sattel"). SCC, through its subsidiary Sattel, is a provider of central office voice and data switching equipment for communications providers worldwide.

     The operations of C&L Communications, Inc. ("C&L"), Valley
Communications, Inc. ("Valley"), Atlanta Provision Company, Inc. ("APC") and Entree Corporation ("Entree") are classified as discontinued operations (see
Note 3). As such, certain prior year balances have been reclassified in order to conform to current year presentation.

     The computation of loss per common share is based on the weighted average common shares outstanding (adjusted for the 5% stock dividend, see
Note 5) and dilutive common stock equivalents.

NOTE 2 - Research and Development Costs

     Research and development costs are charged to operations when incurred. Research and development costs were not directly incurred by SCC in the first three quarters of fiscal 1996 because the intellectual property rights for its switching products were not acquired by SCC until January 1996. Software development costs incurred in the development of the Company's switching products are required to be capitalized once technological feasibility is established in accordance with Statement of Financial Accounting Standards ("SFAS") No. 86. Technological feasibility is established upon the successful testing of a prototype or beta-test model based upon the Company's product development process. Software development costs incurred during the period between completion of a fully-tested model and general market release have not been significant, and, accordingly, have not been capitalized. Various feature development software costs may be incurred, particularly on a specific customer requirement basis. These costs, however, are not considered to meet the SFAS No. 86 criteria for capitalization given the dynamic market nature of such modifications.

NOTE 3 - Discontinued Operations

     On November 20, 1996, the Board of Directors of the Company approved a restructuring plan to separate its central office voice and data switching equipment business (the "Sattel Business") from the following businesses:

                       Segment                           Company

     Telecommunications equipment distribution          C&L
     Voice and data network installation and service    Valley
     Wholesale distribution of meat and seafood         Entree/APC

     APC is a wholly-owned subsidiary of Entree and is Entree's sole operating company. Valley is an 80%-owned subsidiary of C&L.

     The restructuring plan provided for a spin-off of the non-Sattel businesses, through a special dividend to the Company's shareholders. Consequently, the Company reported the results of operations of the telecommunications equipment distribution segment, the voice and data network installation and service segment and the wholesale distribution of meat and seafood segment separately as discontinued operations in the second quarter financial statements. Subsequently, the Company received a purchase offer for a majority of the assets of APC. On February 3, 1997, the Board of Directors of the Company approved the sale of a majority of the assets of APC to Colorado Boxed Beef Company ("Colorado"). The sale closed on February 3, 1997.

     Colorado purchased the following assets of APC for $13.5 million: receivables, inventories, machinery and equipment, furniture and fixtures, and certain other current assets. Colorado made a cash payment to APC of $6.9 million of which $712,000 is restricted pursuant to the terms of the Asset Purchase Agreement. Colorado also assumed accounts payable and accrued liabilities of APC of $6.6 million. APC repaid $5.8 million to its lender to extinguish all obligations under its revolving line of credit.

     APC retained real estate with a net book value of $2.6 million at February 1, 1997. The real estate is collateral for two mortgage notes that amount to $794,000. APC has entered into a one year lease with Colorado. Each party can terminate the lease with 180 days written notice. The real estate will soon be listed for sale.

     The loss on disposal of discontinued operations for the twelve weeks ended January 4, 1997 represents the Company's loss on the sale of APC. This amount reflects a provision for certain liabilities related to the sale and is net of an anticipated gain on the sale of APC's real estate of $367,000. APC also incurred expenses of $281,000 subsequent to January 4, 1997 resulting from the early termination of the revolving line of credit established on October 4, 1996 (see Note 7). The Company will reflect an extraordinary charge of $281,000 in the fourth quarter for these expenses.

     As a result of the sale of APC's assets, the Company's Board of Directors terminated the original restructuring plan for a spin-off of the non-Sattel businesses. The Company has adopted a revised restructuring plan to sell C&L and Valley. The revised restructuring plan has been approved by the Board of Directors. The Company anticipates the sale of these businesses will be completed within one year. In the second quarter financial statements, the Company recorded a charge of $3.5 million for the estimated loss on disposal in connection with the original restructuring plan. The Company believes that the reserve for loss recorded at January 4, 1997 of $4,077,000 is sufficient to cover all estimated expenses and net losses to be incurred with respect to its revised restructuring plan.

     The components of net assets of discontinued operations included in the balance sheets at January 4, 1997 and March 30, 1996 are as follows (in thousands):

                                          January 4, 1997

                                       Telecommuni-    Network
                             Meat and    cations     Installation
                             Seafood   Equipment     and Service    Total

Receivables                  $  9,889    $  5,672     $  3,390    $ 18,951
Inventories                     4,484       5,399          158      10,041
Other current assets            1,625         572          260       2,457
Accounts payable               (7,619)     (3,952)        (999)    (12,570)
Revolving lines of credit      (5,430)     (4,037)        (776)    (10,243)
Other current liabilities        (796)       (286)      (1,098)     (2,180)
                              -------     -------      -------     -------
                             $  2,153    $  3,368     $    935       6,456
                              =======     =======      =======
Reserve for loss on disposal                                        (4,077)
                                                                   -------
Net current assets of
 discontinued operations                                          $  2,379
                                                                   =======
Property and equipment, net  $  3,127    $    313     $    527    $  3,967
Intangible assets                 ---       2,423        2,914       5,337
Other assets                      408         323           96         827
Long term debt                   (749)        ---         (733)     (1,482)
Other liabilities                 ---         ---         (299)       (299)
                              -------     -------      -------     -------
Net noncurrent assets of
  discontinued operations    $  2,786    $  3,059     $  2,505    $  8,350
                              =======     =======      =======     =======

                                           March 30, 1996

Receivables                  $  8,848    $  3,609     $  3,645    $ 16,102
Inventories                     4,541       6,172          536      11,249
Other current assets            1,134         878          288       2,300
Accounts payable               (7,893)     (4,230)      (1,101)    (13,224)
Revolving lines of credit      (2,996)     (2,996)      (1,046)     (7,038)
Other current liabilities        (726)       (520)        (754)     (2,000)
                              -------     -------      -------     -------
Net current assets of
  discontinued operations    $  2,908    $  2,913     $  1,568    $  7,389
                              =======     =======      =======     =======
Property and equipment, net  $  3,170    $    308     $    341    $  3,819
Intangible assets                 ---       2,780        2,979       5,759
Other assets                      355         323          102         780
Long term debt                   (804)        ---         (800)     (1,604)
Other liabilities                 ---        (200)        (374)       (574)
                              -------     -------      -------     -------
Net noncurrent assets of
  discontinued operations    $  2,721    $  3,211     $  2,248    $  8,180
                              =======     =======      =======     =======

     Operating results, net of minority interest, relating to the discontinued operations for these periods is as follows (in thousands):

                                   Forty Weeks Ended January 4, 1997
                                       Telecommuni-    Network
                             Meat and    cations     Installation
                             Seafood   Equipment     and Service    Total

Net sales                    $188,853    $ 19,750      $ 11,540   $220,143
                              =======     =======       =======    =======
Income (loss) from
  operations                 $   (584)   $    (51)     $     10   $   (625)
                              =======     =======       =======    =======

                                   Forty Weeks Ended January 6, 1996

Net sales                    $182,709    $ 19,382      $  1,402   $203,493
                              =======     =======       =======    =======
Income (loss) from
  operations                 $   (267)   $    781      $     27   $    541
                              =======     =======       =======    =======


     No income taxes have been allocated to discontinued operations for the forty weeks ended January 4, 1997 or January 6, 1996 because there was no consolidated income tax expense or income tax expense for continuing operations in these periods.

     In reclassifying the Company's financial statements for presentation of discontinued operations, the Company reflected all of APC's interest expense that was paid to the Company under an intercompany loan to discontinued operations. Interest expense paid by APC to the Company was $0 and $123,000 for the forty ended January 4, 1997 and January 6, 1996, respectively and is included in non-operating income (loss).

NOTE 4 - Sattel Communications

     In November 1994, the Company and Sattel Technologies, Inc. ("STI") entered into a general partnership agreement to establish Sattel Communications Company, which was subsequently converted into SCC. The Company and STI each received a 50% interest in the venture. Profits and losses were allocated equally among the two partners. Under the terms of this agreement, initial contributions to be made to the partnership by the Company were operating capital and the cost of a marketing study which in the aggregate would not exceed $200,000. In addition, the Company agreed to prepare a business plan and a marketing plan for SCC. STI agreed to develop, design and test a telecommunications switch with DataNet capability, manufacture three units, provide administrative services and provide the use of its facilities to SCC until permanent facilities were determined. In addition, STI agreed to license SCC to use its proprietary telecommunications switch (the "DSS switch") in the development of the DataNet product.

     On January 16, 1996, the Company and STI entered into an Exchange Agreement by which the Company acquired an additional 30% ownership interest in SCC, which brought its total ownership interest in SCC to 80%. The acquisition was accounted for as a purchase of a minority interest. The acquisition occurred as part of a transaction in which the Company contributed additional cash, bringing its total cash contributions to $2.5 million, and $1.425 million in loans to SCC to further develop the DSS switch. In lieu of contributing its proportionate share of the additional funding to SCC, STI assigned all of its right, title and interest in the DSS switch and related technologies to SCC. In connection with this transaction, the Company issued 350,000 shares of its common stock, par value $1.00 per share, (the "Diana Shares") to STI. The Diana Shares were valued at $4,944,000, or $14.125 per share, based on the average closing market price of the Company's common stock from January 12, 1996 through January 18, 1996.

     On May 3, 1996, the Company and STI entered into a Supplemental Agreement by which the Company acquired an additional 15% ownership interest in SCC. The acquisition occurred as part of a transaction in which the Company contributed an additional $10 million in cash to SCC. In lieu of contributing its proportionate share of the additional funding to SCC, and in exchange for a release from its obligation to pay for certain product development efforts, STI agreed to convey to the Company 15% of SCC, together with 50,000 shares of the Diana Shares it had acquired pursuant to the Exchange Agreement. This transaction resulted in a net reduction of approximately $1,825,000 of intangible assets recorded at March 30, 1996. On October 14, 1996, the Company acquired from STI its remaining 5% ownership interest in SCC for 15,000 shares of the Company's common stock. In addition, subsequent to March 30, 1996, SCC granted equity participation interests to certain employees in a newly-formed limited liability company, Sattel. The Company's effective ownership of Sattel is 80% as a result of these transactions.

     Sattel is a California Limited Liability Company owned by members (the "Members") owning either of two classes of interests, the "Class A Units" and the "Class B Units" (collectively, the "Units"). SCC, a wholly-owned subsidiary of the Company, holds 8,000 Class A Units. Additional Class A Units are held by Charles Chandler, a former employee, and Sydney Lilly, a current director and former Executive Vice President of the Company. Mr. Chandler and Mr. Lilly hold 350 and 100 Class A Units, respectively. Aggregate capital contributed to Sattel related to these Class A Units totalled $242,000. The Class B Units were issued to employees of Sattel in connection with their continued employment, without capital contribution therefor. Certain current and former employees of Sattel collectively own 1,550 Class B Units, representing all of the Class B Units.

The following table reflects the current ownership of the Class B Units:

                     Name               Class B Units

               James J. Fiedler              350
               Daniel W. Latham              250
               David Held                    250
               Bruce Thomas                  250
               Keith Steffel                 100
               George Perzel                 100
               Mark Jacques                  250
                                           -----
                                           1,550
                                           =====

     If in the future Sattel achieves cumulative pre-tax profits of at least $15 million over the four most recent quarters, the members holding Class B Units will have the right and obligation (the "Conversion Rights") to convert their Class B Units into Company common stock on the basis of 500 shares of Company common stock for each Class B Unit, subject to adjustment for stock dividends, stock splits, merger, consolidation or stock exchange. The Conversion Rights are included in amended Class B Agreements in lieu of provisions of the April 1, 1996 agreement that provided that members holding Class B Units listed above might require Sattel to conduct an initial public offering in which the Class B holders would have the right to convert Class
B Units into securities being offered, and would have the right to have those securities registered under the Securities Act of 1933 (the "Registration Rights"). If a majority of the Class B Units are redeemed or purchased by Sattel or an affiliate, or if a triggering event (including the conversion of a majority of the Class B Units) occurs, the individual Class A holders are entitled to have their Units redeemed, purchased or to participate on the same terms as the Class B Units, except with an upward adjustment in price to reflect the priority of distribution associated with the Class A Units. Pursuant to agreements regarding Class A Units, the holders of Class A Units other than SCC also have the right, but not the obligation, to require the Company to purchase all, but not less than all, of such holder's Class A Units at a price equal to the agreed-upon or appraised fair market value at any time after April 1, 1999.

     No compensation expense was recognized upon the granting of the Class B Units to the employees. The estimated fair value of such units at the date of grant was considered immaterial to the financial statements based on the subordinated nature of the interests resulting from the priority distributions payable to holders of Class A Units. Compensation expense will be recognized prospectively when it becomes probable that a conversion or other defined triggering event will occur. Compensation cost will be charged to expense over the period from the date the triggering event becomes probable to the date of the triggering event or the end of the required service period, whichever occurs first. If Sattel exercises its option to repurchase equity interests previously granted to employees, total compensation cost will be equal to the cash paid upon repurchase.

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

NOTE 6 - Business Segment Information

     The Company operates worldwide in the central office voice and data switching equipment business segment. This segment consists solely of the operations of Sattel. Information by industry segment is as follows for the twelve and forty weeks ended January 4, 1997 (in thousands):

                                      Twelve Weeks         Forty Weeks
                                         Ended                Ended
                                      January 4,           January 4,
                                         1997                  1997
Net sales:
 Switching equipment (Sattel)          $  4,337              $  9,224
                                        =======               =======
Operating earnings (loss):
 Switching equipment (Sattel)          $ (1,079)             $ (1,888)
 Corporate office (Diana)                  (907)               (2,315)
                                        -------               -------
                                       $ (1,986)             $ (4,203)
                                        =======               =======
Depreciation and amortization:
 Switching equipment (Sattel)                                $    339
 Corporate office (Diana)                                           7
                                                              -------
                                                             $    346
                                                              =======
Capital expenditures:
 Switching equipment (Sattel)                                $  1,964
 Corporate office (Diana)                                          13
                                                              -------
                                                             $  1,977
                                                              =======
Identifiable assets:
 Switching equipment (Sattel)                                $ 21,752
 Discontinued operations                                       10,729
 Corporate office (Diana)                                       3,262
                                                              -------
                                                             $ 35,743
                                                              =======

NOTE 7 - Extraordinary Item

     On October 4, 1996, APC refinanced its revolving line of credit with a new lender. In connection with the refinancing, APC incurred expenses of $227,000 which are reflected in the fiscal 1997 Condensed Consolidated Statements of Operations as an extraordinary item pursuant to Statement of Financial Accounting Standards No. 4.

NOTE 8 - Related Party Transactions

     On November 11, 1996 the Company loaned $300,000 to each of James J. Fiedler and Daniel W. Latham. Mr. Fiedler is the Company's Chairman and Chief Executive Officer and Mr. Latham is the Company's President and Chief Operating Officer. Messrs. Fiedler and Latham both executed unsecured Promissory Notes due November 1, 1999 which provide interest at 6.07% per annum compounded on the anniversary date and payable on November 1, 1999. In addition, each person agreed to surrender previously awarded options they each held to purchase 150,000 shares of the Company's common stock. The amounts due from Messrs. Fiedler and Latham are included in other non-current assets in the Condensed Consolidated Balance Sheets.

     The Promissory Notes provide for full repayment prior to November 1, 1999 in the event of the following: (a) upon any transfer of Messrs. Fiedler's or Latham's Class B Units in Sattel (other than to a Permitted Transferee, as defined in the Agreement Regarding Award of Class B Units (the "Award Agreement")), or by any such Permitted Transferee (including without limitation certain transfers contemplated by the Award Agreement) or (b) upon any exchange or conversion of Class B Units for or into securities registered under the Securities Exchange Act of 1934, as amended, in accordance with the Award Agreement.

     Messrs. Fiedler and Latham used the proceeds of the loan to each purchase 100 non-forfeitable Class B Units of Sattel from Mark Jacques ("Jacques"), a former officer of Sattel, for an aggregate purchase price of $600,000. On November 12, 1996, Sattel entered into a settlement agreement with Jacques whereby Jacques (i) agreed to the assignment to the Company of the employment agreement between him and Sattel and (ii) retained his remaining 250 Class B Units of Sattel. Jacques was terminated as an employee of the Company in January 1997.

     The Company entered into Separation Agreements, dated November 20, 1996 (the "Separation Agreements"), with each of Richard Y. Fisher, Sydney B. Lilly and Donald E. Runge (the "Departing Officers") that provide for termination of employment of the Departing Officers by, and resignation of the Departing Officers from all offices, and, except for Mr. Lilly's directorship of the Company, directorships in, the Company and its subsidiaries. The Separation Agreements provide for payment by the Company, as of November 29, 1996, of $186,625 and $749,189, respectively, to Mr. Runge and Mr. Fisher, in settlement of deferred compensation previously earned and payments of $342,692 to Mr. Fisher and $82,692 to each of Mr. Runge and Mr. Lilly as severance settlements. In accordance with provisions of the Amended and Restated Employment Agreements entered into by the Company and each of the Departing Officers on April 2, 1995, each Departing Officer shall be entitled to have all medical, dental, hospital, optometrical, nursing, nursing home and drug expenses for themselves and their spouses paid by the Company for life, or in the case of Mr. Lilly, until March 31, 2000. The Separation Agreement for Mr. Fisher provides that he shall repay in full a promissory note dated April 11, 1988, in the amount of $42,469. The Separation Agreements further provide that all stock options of the Departing Officers shall remain exercisable until December 31, 1997 and amend the Stock Option Agreements to provide for registration rights. The Company has made all required payments under the Separation Agreements.

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

     Sattel's revenues and expenses increased in the third quarter and year-to-date periods of fiscal 1997 as compared to the same time period in fiscal 1996. These increases, as indicated below, are primarily because Sattel's operations in fiscal 1996 consisted of the start up and development of its business.

      Sattel had sales of $4,337,000 in the third quarter of fiscal 1997, primarily from the sale of DSS switches. Sattel's fiscal 1997 year-to-date sales were $9,224,000 primarily from the sale of DSS switches. Approximately 52% and 64% of sales in the third quarter and year-to-date periods of fiscal 1997, respectively, were from sales to CNC.

     For the twelve and forty weeks ended January 4, 1997, selling and administrative expenses increased $2,162,000 and $5,693,000 over the corresponding periods in fiscal 1996. Selling and administrative expenses have increased for the twelve weeks ended January 4, 1997 primarily because of the increase in Sattel's business and to a lesser extent due to increased corporate office expenses. Selling and administrative expenses have increased for the forty weeks ended January 4, 1997 primarily because of increased corporate office expenses and to a lesser extent due to increased expenses at Sattel. During the third quarter and year-to-date periods of fiscal 1996, Sattel incurred significantly less selling and administrative expenses as compared to fiscal 1997 because the business was in the early stages of its development.

     Research and development expense of $1,798,000 and $3,035,000 were incurred by Sattel during the third quarter and year-to-date periods of fiscal 1997. An explanation of the increase in research and development expenses and the Company's accounting policy for these expenses is in Note 2 to the Condensed Financial Statements.

     The non-operating loss of $626,000 consists primarily of a loss of $736,000 on the sale of the Company's remaining marketable securities partially offset by interest income on short-term investments.

     Minority interest in fiscal 1997 represents the minority partners' share of Sattel's third quarter and year-to-date loss. In fiscal 1996, the Company has included the results of SCC in its statement of operations as though it had acquired its majority interest at the beginning of fiscal 1996 and added back the minority partner's share of SCC's loss as part of minority interest (see Note 1 to the Condensed Consolidated Financial Statements).

     In December 1996, the Company filed a federal income tax refund claim with the Internal Revenue Service ("IRS") resulting from the carryback of certain prior year deductions to fiscal 1985. In January 1997 the Company received a payment from the IRS for the claim. The Company recorded an income tax credit of $826,000 in the twelve weeks ended January 4, 1997 relating to this claim and reflected the claim within other current assets in the January 4, 1997 Condensed Consolidated Balance Sheet.

     The loss from continuing operations in the third quarter of fiscal 1996 is primarily due to a loss incurred by Sattel and the Company's corporate office operating loss. The increase in the loss from continuing operations for the twelve weeks ended January 4, 1997 as compared to the same period of time in fiscal 1996 is primarily due to (i) an increase in the Company's corporate office expenses, (ii) a loss of $726,000 incurred by the Company's corporate office on the sale of the remaining marketable securities and (iii) an increase in the loss incurred by Sattel. These unfavorable fluctuations were partially offset by an income tax credit of $836,000.

     The summarized operating results of discontinued operations for the forty weeks ended January 4, 1997 and January 6, 1996, respectively, are shown in Note 3 to the Consolidated Financial Statements. The change in the operating results from discontinued operations from fiscal 1996 to 1997 is primarily attributable to an increase in APC's loss and a reduction in C&L's results. APC's loss increased primarily due to a decrease in gross profit margins. C&L's operating results decreased due to a decrease in gross profit margins and an increase in operating expenses.

     The estimated loss on disposal of discontinued operations is discussed in Note 3 to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

     The Company used cash in operating activities of $13,740,000 during the forty weeks ended January 4, 1997 as compared to positive cash flow of $4,195,000 for the same period of time in fiscal 1996. The decrease in cash flow is primarily attributable to an increase in the net loss from continuing operations, an increase in cash used to fund working capital items and a reduction in cash provided by operating activities of discontinued operations.

     Included in the net change in working capital items are payments made to Messrs. Fisher, Lilly and Runge under the Separation Agreements discussed in
Note 8 to the Condensed Consolidated Financial Statements. In addition, the Company has made payments of $641,000 for professional fees related to the Restructuring and $200,000 for fees related to the sale of APC, both discussed in Note 2 to the Condensed Consolidated Financial Statements.

     The following is a summary of capital contributions made to Sattel (in thousands):

      Cumulative through October 14, 1996       $12,500
      Twelve weeks ended January 4, 1997          2,553
      January 5, 1997 - February 18, 1997         2,047
                                                 ------
                                                $17,100
                                                 ======

     In addition, Sattel's note payable to Diana of $1,425,000 will also be capitalized. Sattel has utilized most of this cash.

     The Company's receivables consist of the following at January 4, 1997 (in thousands):

     Trade accounts receivable from CNC                $ 5,978
     Second largest trade account receivable               873
     Third largest trade account receivable                737
     Other trade accounts receivable                       753
                                                        ------
                                                       $ 8,341
                                                        ======

     The increase in receivables is primarily due to a nominal collection by Sattel on fiscal 1997 sales. At February 18, 1997, Sattel has collected $51,000 on receivables reflected in the January 4, 1997 Condensed Consolidated Balance Sheet. The primary reason for the nominal cash receipts is due to extended payment terms that Sattel has granted to certain customers and secondarily due to past due amounts from customers.

     Sattel has granted CNC the following payment terms:

                                Total Invoice
        Invoice Date               Amount            Payment Due Date

       September, 1996           $1,838,000          January 15, 1997
       September, 1996            1,838,000          March 28, 1997
       December, 1996             2,302,000          March 28, 1997
                                  ---------
                                 $5,978,000
                                  =========

     CNC is involved in negotiations to consummate a sale/leaseback transaction with a third party lessor. The negotiations are apparently in the final stages. It has been represented to the Company that the payment due on January 15, 1997 will be made shortly and that the balance of the receivable will be collected on or before March 28, 1997.

     The second largest trade account receivable consists of amounts past due of $213,000 and the remaining balance of $660,000 is due on March 15, 1997. The customer with the third largest trade account receivable was given six month payment terms. Payment from this customer is due March 31, 1997.

     At the present time, the Company has a material liquidity deficiency because (i) Sattel's revenue growth has been lower than expected, (ii) Sattel has granted customers extended payment terms and (iii) the Company has made payments of $2,184,000 in connection with the Restructuring. The Company's cash and cash equivalents has decreased from $2,800,000 at January 4, 1997 to under $1 million at February 18, 1997. The Company is unable to upstream cash from C&L or Valley due to restrictions in their revolving lines of credit. The Company has upstreamed cash of $335,000 from APC subsequent to the sale of its assets, however, it is unable to obtain any further cash until cash held in escrow is released or until APC's building is sold.

     APC's restricted cash is held in an escrow account primarily to secure the collection of APC receivables purchased by Colorado and for reimbursement of indemnification obligations. Receivables purchased by Colorado that are not collected by May 4, 1997 may be returned to APC in exchange for cash held in escrow. All funds remaining in escrow on May 4, 1997 will be returned to APC, except for $100,000, which will remain in escrow until February 3, 1998.

     APC has entered into a one year lease with Colorado for the building, however, both parties can terminate the lease for any reason within 180 days of notice of termination. APC will soon list the building for sale. The real estate is collateral for two mortgages that amount to $794,000.

     The Company will take the following action to remedy the liquidity deficiency:

1.   Continue to work with customers to collect past due receivables.

2. Review all expenses to determine expenditures that can be reduced or eliminated.

3. Attempt to negotiate a secured line of credit with Hambrecht & Quist, the Company's investment banking firm, or another financial institution.

4. Actively market APC's building to prospective buyers to quickly sell this asset.

5.   Negotiate a sale and leaseback for certain of Sattel's fixed assets.

     There is no assurance that the Company will be able to complete all or part of the above steps before its remaining cash balances are consumed. The failure to quickly complete all or part of the above items will have a material adverse effect on the Company's business, financial condition and results of operations.

     On a longer term basis, the Company will need to improve revenue growth in order to generate cash from operations and maintain its liquidity. In addition, on a longer term basis, additional financing for the Company's operations, including working capital for capital expenditure requirements for Sattel, may come from the sale of additional equity or other securities, bank borrowings or other sources of capital if available. There is no assurance that Sattel will achieve its revenue objectives or that the other sources of capital will be available.

     Capital expenditures increased to $1,977,000 in fiscal 1997 from $22,000 in fiscal 1996. The increase in capital expenditures is due to purchase of test equipment and development hardware and third-party software by Sattel. The Company anticipates that fourth quarter fiscal 1997 capital expenditure requirements will approximate $220,000 for Sattel.

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

                               RISK FACTORS

     The Company is being restructured to consist solely of the operations of Sattel. The restructuring will be achieved through the disposal of APC, C&L and Valley (the "Restructuring"). Stockholders of the Company should be aware that the Restructuring involves risks which could adversely affect the value of their Company common stock during and after the restructuring. No representation as to the future value of Company common stock is made hereby, nor is any person authorized by the Company to make any such representation. The Company is aware of the following risks, each of which should be considered carefully:

Reductions in Size and Diversification; Dislocations

     After the Restructuring, the Company will be a smaller and less diversified Company than currently is the case and will have a smaller asset and revenue base. Consequently, the effect of any decline in operating results after the Restructuring could more immediately and severely affect the Company, its results of operations and its liquidity than currently is the case. In addition, the Restructuring may result in some temporary dislocations and inefficiencies to the business operations, as well as the organization and personnel structures, of the Company.

Dividends

     The Company has not paid cash dividends to its stockholders in the last five years. The Company does not anticipate paying cash dividends to stockholders for the foreseeable future.

Dependence on Telecommunications Industry and Small- to Medium-Sized Switching Market

     After the Restructuring, the Company's customers will be concentrated in the telecommunications and Internet service industries. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the demand by such customers for the DSS switch. Sattel is initially targeting the market for small- to medium-sized central office switches in the North America. Historically, there has been little, if any, demand for central office switches similar in functionality, type and size to the DSS switch and, accordingly, there can be no assurance that potential customers will consider the near term value of the DSS switch sufficient to influence their purchasing decisions or that they will pursue strategic business alternatives that would benefit from a less expensive small- to medium-size central office switch. Furthermore, there can be no assurance that telecommunications companies and other potential customers will not adopt alternative architectures or technologies that are incompatible with the DSS switch, which would have a material adverse effect on the Company's business, financial condition and results of operations. Infrastructure improvements requiring the Company's or similar technology may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

Concentrated Product Line; Rapid Technological Change; New Product Delays

     Sattel currently derives substantially all of its revenues from the DSS switch and expects that this concentration will continue in the foreseeable future. As a result, any decrease in the overall level of sales of, or the prices for, the DSS switch due to product obsolescence or any other reason could have a material adverse effect on the Company's business, financial condition and results of operations.

     The telecommunications equipment market is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Sattel's success will depend upon its ability to enhance the DSS switch's technology and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards and address changing customer requirements in a cost-effective manner. There can be no assurance that the Company will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that respond to technological change or evolving industry standards. There also can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, from time to time, the Company may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycle of the DSS switch and that may cause customers to defer purchasing the DSS switch. There can be no assurance that future technological advances in the telecommunications industry will not diminish any market acceptance of the DSS switch or render the DSS switch obsolete and, thereby, materially adversely affect the Company's business, financial condition and results of operations.

     Sattel has experienced delays in completing development and introduction of new products, product variations and features, and there can be no assurance that such delays will not continue or recur in the future. Furthermore, the DSS switch contains a significant amount of complex software that may contain undetected or unresolved errors as products are introduced or as new versions are released. Sattel has in the past discovered software errors in certain DSS switch installations. There can be no assurance that, despite significant testing by the Company, software errors will not be found in new enhancements of the DSS switch after commencement of shipments, resulting in delays in or loss of market acceptance, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Outsource Manufacturers and Other Key Suppliers

     Sattel's outsource manufacturers have from time to time experienced delays in receipt of certain hardware components. Certain components, including crystals and microprocessors, are presently single sourced or are available from a limited number of sources. Any interruption in business between Sattel and STI, Sanmina Corporation ("Sanmina") or other outsource manufacturers could have a material adverse effect on Sattel. Some of the sole-source suppliers are companies which from time to time allocate parts to telecommunications equipment manufacturers due to market demand for telecommunications equipment. Many of Sattel's potential competitors for such parts are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages in component parts will not occur in the future or will not result in Sattel having to pay a higher price for components. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop additional alternative sources if and as required, could result in delays which could materially adversely affect Sattel's business, financial condition and results of operations.

Limited Protection of Proprietary Technology; Risk of Third-Party Claims of Infringement

     Sattel uses a combination of patents, trade secrets, confidentiality and non-compete agreements and tight control of its software to protect the products and features that it believes give it competitive advantages. In particular, Sattel relies on contractual restrictions to establish and protect its rights to the technology developed by outside contractors used to assist in the development of Sattel's products. Sattel's success and ability to compete is dependent in part upon its technology.

     There can be no assurance that the steps taken by Sattel will be adequate to prevent misappropriation of its technology or that Sattel's competitors will not independently develop technologies that are substantially equivalent or superior to Sattel's technology. In addition, the laws of many foreign countries do not protect the Company's intellectual property rights to the same extent as the laws of the United States. The failure of the Company to protect its proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

     The increased dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. The Company may be subject to litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigations could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

Customer Concentration

     Approximately 52% and 64% of Sattel's revenues for the quarter and year-to-date ended December 31, 1996, respectively, were derived from sales to CNC. For the same periods, Sattel's three largest customers accounted for a majority of its revenues. Sattel anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that Sattel's principal customers will continue to purchase product from Sattel at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations.

Difficulties in Managing Growth

     Sattel has experienced and may continue to experience growth in the number of its employees and the scope of its operations. In particular, Sattel intends to increase its engineering, sales, marketing and support staff. These increases will result in increased responsibilities for management. To manage potential future growth effectively, Sattel must improve its operational, financial and management information systems and must hire, train, motivate and manage a growing number of employees. The future success of Sattel also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. Sattel is currently attempting to hire a number of sales and engineering personnel and, in some instances, has experienced delays in filling such positions. During strong business cycles in the industry, Sattel expects to experience difficulty in filling its needs for qualified sales, engineering and other personnel. There can be no assurance that Sattel will be able to effectively achieve or manage any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on Sattel's business, financial condition and results of operations.

Fluctuations in Quarterly Operating Results

     Sattel's sales are subject to quarterly and annual fluctuations due to a number of factors. Sattel expects to experience fluctuations in sales from quarter to quarter due in large part to the capital budgeting and spending patterns of potential customers in the telecommunications industry. Sattel's ability to affect and judge the timing of individual customer orders is, by its nature, limited. Sattel's sales for a given quarter may depend to a significant degree upon planned product shipments to a single customer, often related to specific customer projects and the necessary equipment deployment schedule.

     Delays or lost sales can be caused by other factors beyond Sattel's control, including changes in implementation priorities and slower than anticipated growth in demand for the services that the DSS switch supports. Delayed sales have occurred in the past and may occur in the future. In addition, Sattel has on occasion in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could materially adversely affect Sattel's business, financial condition and results of operations.

     Sattel's agreements with its customers typically provide that they may change delivery schedules within time frames prior to the schedules shipments date, without significant penalty.

     Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by Sattel, its major customers or its existing or potential competitors, delays in new product introductions by Sattel, market acceptance of new or enhanced versions of Sattel's products, changes in the product or customer mix of sales, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development and sales and marketing expenses associated with new product introductions, and general economic conditions. All of the above factors are difficult for Sattel to forecast, and these or other factors can materially adversely affect Sattel's business, financial condition and results of operations for one quarter or a series of quarters. Sattel's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, Sattel may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to Sattel's expectations or any material delay of customer orders could have a material adverse effect on Sattel's business, financial condition and results of operations. There can be no assurance that Sattel will be able to attain profitability on a quarterly or annual basis. In addition, it is possible that in the future, Sattel's operating results may be below the expectations of public market analysts and investors. In such an event the price of the Company's common stock would likely be materially and adversely affected.

Introduction of DSS Switch with DataNet Capability and Recent Introduction of Switch Server Architecture ("SSA") into the Telecommunications Market

     Sattel's DSS switch with DataNet capability has undergone successful internal and external testing. The DSS switch with DataNet capability was first available for shipment to customer in April 1996. There can be no assurance of its successful acceptance in volume by, and operation in, the telecommunications market in general.

     In January the Company announced its new SSA. This architecture encompasses a client/server approach to low, medium and high speed communications. There can be no assurance of its successful acceptance in volume by, and operation in, the telecommunications market in general.

Competition to DSS switch

     The central office switching market in general and the Internet market in particular are extremely competitive. Sattel uses a combination of patents, trade secrets, confidentiality agreements and non-competition agreements to protect the product and features that it believes give it competitive advantages. There can be no assurance, however, that other competitors, some of whom have much greater access to resources and funding, cannot functionally replicate Sattel's critical products and features. Likewise, there is no guarantee that competitors cannot develop features which equal or exceed the Company's offerings.

Outsourced Manufacturing; Capacity Constraints

     Sattel currently outsources its manufacturing to STI, Sanmina and other non-affiliated contract manufacturers and expects to continue to outsource manufacturing. As a result, the Company's ability to increase capacity may be constrained and it expects to have less control over manufacturing than it would if it performed these functions in house. There can be no assurance, in the event of substantial increases in demand, that Sattel can successfully deliver its products in a timely fashion and/or without additional expense which would result in a deterioration in product margins.

International Risks

     Sattel's longer term strategy includes greater expansion into international markets. There can be no assurance that Sattel will obtain the permits and operating licenses required for it to operate, to hire and train employees or to market, sell and delivery high quality services in international markets. In addition to the uncertainty as to Sattel's ability to expand its international presence, there are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in current exchange rates, seasonal reductions in business activity, and potentially adverse tax consequences, which could adversely impact the success of Sattel's international operations. In many countries, Sattel may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully homologate its products and to conduct its operations. There can be no assurance that such factors will not have an adverse effect on Sattel's future international operations and, consequently, on the Company's business, results of operations and financial conditions.

Stock Volatility and Recent Transactions

     From the period of October 1, 1995 through February 16, 1997, the closing price of the Company's common stock has been as low as $9.93 and as high as $98.32 per share. There can be no assurance that the stock will not continue to be volatile and/or will accurately reflect the actual value of the Company over any specific period of time. Other factors affecting the share price include, but are not limited to, investor expectations, external business factors and news, comments and/or analysis by financial analysts, industry or company specific news and the availability or shortage of common stock ("Float") in the market at any point in time. The share price may also be affected by sales of stock owned by substantial holders including former officers (see below).

     Since January 6, 1996, the number of common shares was increased from approximately 4.3 million to 5.3 million. The increase from 4.3 million to
5.3 million shares was primarily as a result of a 5% stock dividend, the sale of new common shares and the payment in shares for the intellectual property rights and manufacturing rights of the Sattel technology as well as the purchase of STI's remaining interest in Sattel by the Company. As outlined in Note 4 of the Condensed Consolidated Financial Statements, the number may increase an additional 1 million shares upon the conversion of the Sattel Class A and B Units into Company common stock.

     From November 29, 1996 to February 16, 1997, two former officers and directors, Richard Y. Fisher and Donald E. Runge (see Note 8 to the Condensed Consolidated Financial Statements), have sold substantial portions of their share holdings. Mr. Fisher sold approximately 68% of his shares (400,000) during December 1996 and January 1997. Mr. Runge sold approximately 32% of his shares (approximately 150,000) during January 1997.

     The Company believes that Mr. Fisher currently owns approximately 185,000 shares and that Mr. Runge currently owns approximately 315,000 shares. Each individual also owns options for 275,378 common shares which are exercisable through December 31, 1997.

Stock Exchange Listing

     The Company has received preliminary favorable indications from the NASDAQ staff that quotation on such market will be approved. The Company was recently notified by the New York Stock Exchange ("NYSE") that the NYSE is considering commencing delisting action because the Company has substantially reduced its operations with the sale of APC. The Company has filed an application to have the Company common stock quoted on the NASDAQ National Market.

Forward Looking Statements

     The following may be considered "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995: the Company's estimate of fourth quarter fiscal 1997 capital expenditures and statements regarding the Company's liquidity. Actual results or developments may differ materially from those contained in the forward looking statements. Factors which may cause such a difference to occur include but are not limited to (i) whether the Company can continue to grow its business, (ii) product demand, competition, the cost of products, and industry conditions, and (iii) the risks and uncertainties relating to Sattel's business. See "Risk Factors" above.

Item 5.   Other Information

     On November 29, 1996, Richard Y. Fisher resigned as Chairman of the Board of Directors and Chief Executive Officer and Sydney B. Lilly resigned as Executive Vice President. James J. Fiedler was appointed Chairman of the Board of Directors and Chief Executive Officer of the Company effective November 29, 1996. In addition, Daniel W. Latham was elected a director of the Company on November 20, 1996 and was appointed President and Chief Operating Officer of the Company effective November 29, 1996. J. Michael Camp was elected a director of the Company effective November 29, 1996.

     On February 10, 1997, the Company issued a news release announcing that it had sold three DSS switches to Lightcom International, Inc. One of the switches was delivered and recorded as a sale in the quarter ended January 4, 1997. The Company anticipates that the other two switches will be delivered in fiscal 1998.

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


                                        THE DIANA CORPORATION



                                        By: /s/ James J. Fiedler
                                           Chairman of the Board and
                                           Chief Executive Officer
                                           (Principal Executive
                                            Officer)



                                        By: /s/ R. Scott Miswald
                                           Vice President and Treasurer
                                           (Principal Financial and
                                           Accounting Officer)




DATE:  February 18, 1997