Form 10-K
period 1997-03-31
DIANA CORP
filed 1997-09-23
CIK 57201

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
For the fiscal year ended                 March 31, 1997
                                    or
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934
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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $1.00 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                           ___ Yes    X  No

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

     On September 15, 1997, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was $39,448,000, based on a closing sale price of $6.25 of the Registrant's common stock on the NASDAQ Bulletin Board. At September 15, 1997, the Registrant had issued and outstanding an aggregate of 7,179,233 shares of its common stock. For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's common stock, and subtracting those shares from the total number of shares outstanding.

                DOCUMENTS INCORPORATED BY REFERENCE - NONE

                                  PART I

Forward-Looking Statements

     All statements other than historical statements contained in this Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual Report to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term sales and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and in general the other risk factors set forth herein (see Item 7 - Risk Factors). The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1.   Business

A.  General Development of Business

     The Diana Corporation ("the Company") is a Delaware corporation incorporated in 1961. The Company is engaged, through Sattel Communications LLC ("Sattel"), in the provision of scalable public network-compatible central office telephony and Internet switching equipment to communications service providers.

     Sattel's operations were conducted through Sattel Communications Corp. ("SCC") prior to Sattel's formation in April 1996. SCC commenced operations in November 1994 as a 50/50 joint venture between the Company and Sattel Technologies, Inc. ("STI"). The purpose of the joint venture was to further develop STI's central office telecommunications switch by adding new features and functions, and providing it with Internet access capability. The Company acquired STI's ownership interest in SCC and SCC acquired the intellectual property and technology rights of the Digital Switching Systems ("DSS") switch through a series of transactions in fiscal 1996 and 1997. In fiscal 1997, Sattel granted subordinated equity participation interests, which amount to approximately a 20% effective ownership interest (before consideration of the subordination provisions) in Sattel to certain employees of the Company. Currently, the Company has approximately an 80% ownership interest in Sattel.

     In November 1996, the Company announced its strategic decision to dispose of all of its non-Sattel business segments (the "Restructuring").
The consolidation of the Company's central office voice and data switching equipment business (together, the "Sattel Business") with its other businesses had resulted in confusion and misperception in the investor community about the nature and prospects of the Company's various operations. The Restructuring will reduce the Company to one distinct operation, which will enable the marketplace to value the Sattel Business as an independent concern. In February 1997, the Company completed the sale of a majority of the assets of Atlanta Provision Company, Inc. ("APC"), the wholesale distribution of meat and seafood segment. The Company is presently seeking buyers for C&L Communications, Inc. ("C&L"), its telecommunications equipment distribution segment, and Valley Communications, Inc. ("Valley"), its voice and data network installation and service segment. The results of APC, C&L and Valley have been reported separately as discontinued operations (see Note 2 to the Consolidated Financial Statements). As part of the Restructuring, the Company's Board of Directors approved plans to change the name of the Company. It is anticipated that the Company's shareholders will vote on a new name at the next annual meeting of the shareholders.

B.  Industry Segment

         The Company's business is reported in one business segment: central office voice and data switching equipment that is designed, developed, manufactured, engineered, marketed and distributed by Sattel. See Note 12 to the Consolidated Financial Statements for financial information regarding the Company's sole business segment.

C.  Narrative Description of Business

Principal Products

         Sattel's primary products are Digital Switching Systems. Sattel's primary business is to design, develop, manufacture, engineer, market and distribute telecommunications switching systems. Sattel's DSS switches are designed to provide cost-effective and versatile access to the Public Switched Telecommunications Network ("PSTN") and the Internet. DSS switches provide end office, tandem, international gateway, value-added services, and Internet access, either individually, concurrently, or in combination. Sattel's DSS switches are modular and scalable from 96 to 10,240 subscriber lines and use an open architecture that is compatible with industry standard network infrastructures.

     The DSS switch comes in four models: DSS 100, DSS 1000, DSS 3000 and DSS 10000. The basic features of each of these models are set forth in the following table:
                               DSS 100       DSS 1000    DSS 3000   DSS 10000
                               -------       --------    --------   ---------
T1s (Min./Max)(1)............  1-16          1-16        1-80       1-160
E1s (Min./Max)(1)............  1-12          1-12        1-60       1-120
Lines/Ports (Max.)(1)........  96            1,024       3,072      10,240
Busy Hour Call Attempts......  120,000       120,000     375,000    375,000
Physical Size & Dimensions...  One 19" x     One 19" x   1-3        2-10
                               10.5" x 24"   30" x 23"   Racks      Racks
                               Shelf Unit    Rack

(1) Actual maximum varies with mix of numbers of lines and trunks (T1 or E1).

     The DSS switch architecture is based on multiple Motorola 680X0 processors and a VMEbus structure.

     DSS switch functionality is directed by software programmed both in low-level Assembly language (to provide speed for core switching functions) and higher level languages such as C++. Core switching software, resident on the switch itself, represents only a fraction of the code typical in larger traditional central office switches. Certain other value-added software applications reside on attached "servers," e.g., based on Sun Sparc work stations.

     The DSS switch provides dial tone, subscriber features such as conferencing and call forwarding, local and long-distance services, and international signaling. The DSS switch is based on "time-space-time" switching technology and supports wireless internetworking applications. The DSS switch also has customer control capabilities that allow the customer to assign subscribers different levels of service, billing options and parental control features, such as blocking information provider content. The DSS switch provides real-time communications and captures both the "called" number ("DNIS") as well as the "calling" number ("ANI") when available. The DSS switch qualifies as a Class 5 switch per the Telecommunications Act of 1996 (the "Telecommunications Act"), and as such, affords its owner the ability to be a Competitive Local Exchange Carrier ("CLEC") as defined in the Telecommunications Act (see Industry Background).

         Examples of specific applications of Sattel's DSS switches include a facilities-based domestic and international long-distance carrier that is using DSS switches to provide long-distance services with least-cost routing, calling card, 800 number in-bound translation as well as equal and dedicated access services. DSS switches enable another telecom carrier to provide local and long-distance telecommunications services including calling card, domestic and international 800, dedicated access and Signaling System 7 ("SS7") capabilities.

Industry Background

     In the United States, due to regulatory restrictions and historical monopolies as well as the large capital cost of procuring central office telephony switching equipment, which provides centralized access to the PSTN, the provision of public switched telephony services traditionally has been the domain of larger InterExchange Carriers ("IXCs") and Regional Bell Operating Companies ("RBOCs") conducting business in defined markets and providing defined services. Regulatory changes enacted in the Telecommunications Act have fundamentally altered the PSTN landscape by permitting companies other than existing Local Exchange Carriers ("LECs") such as the RBOCs, to provide customer access to the PSTN. The Company believes that these changes have created an opportunity for telecommunications companies to expand beyond their traditional markets. For example, an RBOC may decide to expand beyond its traditional local market to compete with a LEC in a different geographic market. IXCs may decide to expand beyond their traditional long-distance markets and provide local exchange services. Similarly, RBOCs or Internet Service Providers ("ISPs") may wish to provide additional services such as long-distance service or Internet access (in the case of an RBOC) or long-distance or local exchange service (in the case of an ISP). New entrants into the telecommunications markets, such as CLECs, are also beginning to compete with existing local service providers. Sattel's management believes that these developments create a new and emerging potential market for small-to medium-sized scalable central office switches.

     In addition, the growth in the use of the PSTN by ISPs for connections to the Internet has created a need for cost-effective additional central office switching port capacity to handle data calls (which have significantly higher average call holding times than voice calls). LECs trying to cope with the significant increase of long-duration data calls may be able to reduce such calls' effect on their switching resources by off-loading the traffic using a lower-cost switch to route data calls around their main switch. ISPs may make their core business more profitable by essentially becoming a telephone company and purchasing switches that enable them to terminate calls locally and connect directly to the Internet backbone network rather than paying the higher per-minute access charges to a LEC. In addition, the ISP can offer new voice services to generate incremental revenues to supplement their fixed monthly revenue source from Internet services. The Company believes that switches with the following characteristics could provide strategic and competitive advantages, to capitalize on the foregoing opportunities:

         A scalable switch could enable a market participant to enter into and test a new market at a relatively low initial capital cost per port by purchasing a less expensive switch with a smaller port capacity that could be expanded in the future as the business grows.

         An open architecture design that is compatible with existing industry standards could enable a market participant to minimize both the time and the expense necessary to make a switch compatible with the network infrastructure in which it is being used. Likewise, an open architecture design could enable a participant to enhance both the timeliness and effort required to add value added applications, e.g. credit, debit and other card processing.

     The DSS switch hardware design is based on an open architecture that utilizes industry-standard interfaces, components and operating systems. The "off-the-shelf" components are therefore more easily integrated into the product, lowering costs and the time required to bring new products, features and functions into the marketplace. The DSS switch software and open architecture hardware have been developed for interoperability with data networks like the Internet, while retaining a "true" central office PSTN switch functionality, unlike "data only" communications switches. The flexible software programmed in a combination of low-level and high-level code enable the DSS switch to offer the functionality of more expensive traditional central office switches.

     Many traditional central office switches have more than 20 million lines of software code. Consequently, extensive regression testing is required each time a new feature is added, resulting in long lead time to market of new revenue generating features that are required to compete successfully in the marketplace. Sattel's DSS software design with less than 100,000 lines of code provides for the switching of voice and data and increases the flexibility of the DSS switch for the integration of third party hardware and software to meet specific customer needs. This software design allows service providers to deploy new revenue generating services relatively faster.

     Management of Sattel believes that the large-scale, monolithic central office switching systems developed for the centralized, monopolistic telecom industry are not responsive to the needs of the new and emerging, competitive, decentralized telecommunications industry. Today's telecom industry demands cost-efficiency, flexibility and scalability to compete when opportunities present themselves.

     Sattel's objective is to address the small-to-medium-sized central office switch market for applications in which larger switches cannot be applied as cost effectively or efficiently. The Company believes that Sattel's products provide central office functionality in modular, open architecture hardware configurations with flexible software. This combination allows for the addition of capacity and functionality to meet customer requirements efficiently and cost effectively.

     DSS switches can perform Class 4 switching (when connecting other switches in a tandem configuration) or Class 5 Central Office ("CO") switching (when connecting individual customers to the PSTN). The DSS Class 4 and Class 5 switches are standalone switches. They are not dependent upon other switches and perform specified functions, such as providing dial tone. DSS switches can therefore be deployed in central office locations. The DSS software also enables DSS switches to interoperate with PSTN industry standards such as SS7.

     Telecommunications carriers with CO switching facilities that contain switches providing access to the PSTN are required to provide access in their CO to equipment that meets regulatory requirements necessary to qualify as a Class 5 CO Switch. Switches that meet Class 5 standards generally can be used by a new entrant in a local market to gain access to the PSTN using an existing LEC's central office switching facilities.

Sales and Marketing

     To meet the needs of customers with diverse and complex network requirements, Sattel sells it products through the coordinated efforts of its direct sales force and selected systems integrators, which include value added resellers ("VARs").

         Sattel's direct sales force principally focuses on smaller carriers, e.g., independent LECs, CLECs, IXCs and ISPs. Sattel also uses indirect distribution channels such as systems integrators, VARs, original equipment manufacturers ("OEMs") and distributors to market its products to CLECs, IXCs, international telephone companies and smaller ISPs.

     The direct sale of DSS switches is typically an extended process. A sales person will make initial contact with the potential customer to understand the customer's needs and introduce the DSS switch. Thereafter, Sattel will produce a network design and assist in developing a financial model to demonstrate the feasibility of the customer's application. Proof-of-concept testing of a configured switch by the customer is typically followed by an initial deployment of a limited number of switches for testing in either a geographic or market segment. The initial deployment of the switch in the customer's network may occur with only a limited number of the switches that will ultimately be deployed. The time from initial contact with a potential customer to initial deployment is typically several months or longer.

     Sattel seeks strategic relationships with select partners, e.g., technology companies, systems integrators, VARs and OEMs to provide total solutions and more efficiently market its products. Sattel has developed and intends to continue to develop relationships, including research and development joint ventures, with companies with complementary technologies.

Customer Service and Support

     Sattel services and provides technical support for its products. Sattel or an authorized third party provides customer training in connection with the installation of its products. DSS switches may be sold with a service plan pursuant to which Sattel provides ongoing technical assistance and maintenance. Sattel has entered into agreements with third parties, including certain suppliers of adjunct equipment incorporated into Sattel's switches, to provide support for Sattel's products.

New Product

    In January 1997, Sattel announced its Switch Server Architecture ("SSA") and Access Module designed to support the evolution of local exchange services and competition growing out of the Telecommunications Act, and the growing Internet market. SSA intends to bring the client/server paradigm that has proved successful in enterprise computing to the carrier network equipment market. The primary SSA components are:

     Access Module "Client" - a service access device designed to project a mix of voice, data, and video services using a variety of digital subscriber line ("DSL") technologies. The Access Module will segregate services by type at the first point of connection in the carrier's office. Voice services will be routed to the Sattel DSS switch, which will act as a server for call handling and interconnect features these calls require. Data services will be directed to a fast local data bus and delivered to the Internet switch. Additional network services such as video can be supported by adding a video switch and by providing the Access Module with "rules" on recognizing and routing the subscriber video requests. The first release of the Access Module is expected to be available in the fourth calendar quarter of 1997.

     DSS "Server" - supports telephony services via the DSS switch. Sattel is modifying its DSS switch to provide high-speed interconnection between the DSS switch and the new Access Module, and to fully integrate the DSS switch into SSA. Data services such as Internet access will be enabled through an Internet Switch Server ("ISS") functional element. Network management, signaling and administrative services will be enabled via the Customer Management System ("CMS"). The ISS and CMS Servers are integrated into SSA through the Select Partner Program.

     Select Partner Program - allows third-party hardware and software vendors to be integrated into the overall SSA network and provides client access or server-based features to network subscribers.

     The first SSA deliverable will include ISDN PRI capability, consisting of an SSA shelf, a DSL-1 ISDN interface card, a SSA backplane, and an Integrated Network Processor ("INP") card to interface to the DSS switch.
The DSL-1 card has been designed, fabricated and the card's firmware has been successfully tested. The INP card's software has been successfully tested and interfaced to the DSS switch. At March 31, 1997, prototype testing of SSA had not been completed. Sattel expects to be able to deliver the ISDN PRI card in the fourth calendar quarter of 1997.

     In May 1997, Sattel and Yurie Systems, Inc. ("Yurie") announced a Hybrid CO/ATM switch designed to consolidate and concurrently switch "any-to-any" voice, data and video traffic across public and private ATM networks. The CO/ATM switch pairs Sattel's DSS switch with Yurie's LDR ATM access equipment. The Hybrid CO/ATM switch illustrates the benefits of flattening the traditional PSTN, revealing new opportunities for competitive telcos, ISPs, private network operators, cable companies, and new entrants to the increasingly competitive telecom industry.

     In June 1997, Sattel and WorldWave Communications, Inc. ("WorldWave") announced combining Sattel's DSS switch and WorldWave's Wireless Local Loop ("WLL") System, which will provide flexible, cost effective two-way digital voice and data wireless services. WorldWave's WLL System is designed specifically to deliver residential telephone service for CLECs who want to provide voice and data services in new markets and in developing countries.

     There can be no assurance that these relationships will result in the development of salable products which will be beneficial to the future growth of Sattel or that products produced by these relationships will be developed in a cost effective manner and be available for sale within the time frame required to take advantage of the market opportunities.

     Sattel believes that the timely development of new products and enhancements to existing products are essential for it to compete in the low-to-medium-sized central office switch market. Sattel expects to continue to devote substantial resources, subject to its available liquidity (see Item 7
- Liquidity and Capital Resources and Risk Factors), to research and development as well as to strategic alliances in fiscal 1998.

Raw Materials

     Sattel designs, develops, manufactures, engineers, markets and distributes DSS switches. Sattel has developed its main switching components, parts of which are subject to pending patents. Certain software and hardware associated with adjunct and peripheral equipment used by Sattel to provide certain functions and features are licensed or procured from other vendors under OEM arrangements, or are developed jointly with other vendors pursuant to research and development joint ventures, partnerships, or similar arrangements.

     Sattel utilizes certain general purpose hardware components in its switches, which lowers costs and retains for Sattel the option of acquiring such components from more than one vendor. Other hardware and/or software components such as subscriber and data line cards and core switch software were developed by Sattel or its contractors.

     Sattel performs certain manufacturing functions in house. In addition, Sattel outsources some of its manufacturing and procurement of raw materials used in manufacturing to outsource vendors, including STI, Sanmina Corporation ("Sanmina") and I-PAC Manufacturing, Inc. ("I-PAC"). In March 1997, STI commenced a lawsuit against Sattel (see Note 6 to the Consolidated Financial Statements). Sattel's outsource vendors have facilities to provide a turnkey product which includes the manufacturing or procurement of board, chassis, and system level assemblies for Sattel. In November 1996, pursuant to a contract with Sattel, Sanmina began manufacturing boards and subassemblies for Sattel products out of its San Jose, California plant. Sattel expects that Sanmina could manufacture complete products for Sattel in the future.

     Sattel's outsource manufacturers have from time-to-time experienced delays in receipt of certain hardware components. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop additional alternative sources if and as required, could result in delays which could materially and adversely affect Sattel. See Item 7 - Risk Factors-Dependence on Outsource Manufacturers and Other Key Suppliers. Certain software and hardware associated with adjunct and peripheral equipment used by Sattel to provide certain functions and features are licensed or procured under OEM arrangements, from other vendors.

Proprietary Rights

         Sattel uses a combination of patents, trade secrets, industry know-how, confidentiality and non-compete agreements and tight control of its software to protect the products and features that it believes give it competitive advantages. See Item 7 - Risk Factors-Limited Protection of Proprietary Technology; Risk of Third-Party Claims of Infringement.

Working Capital Practices

     At Sattel's discretion, in order to accommodate customers' requests, Sattel has granted extended payment terms. The extended terms are typically negotiated in advance of shipment. At March 31, 1997, Sattel had approximately $4.6 million of accounts receivable with extended payment terms, a substantial portion of which has been collected.

Customers and Customer Concentration

     The Company believes that the potential customers for Sattel's DSS switches include, among others, telecommunications companies such as RBOCs, independent local telephone companies, CLECs, IXCs, wireless telephone companies, cable TV companies, virtual private network providers, and ISPs. Sattel markets its switches to targeted customer segments directly with its own sales force and indirectly markets to other customers through systems integrators, VARs and distributors. For the fiscal year ended March 31, 1997, Concentric Network Corporation ("CNC") represented approximately 94% of the Company's revenues. In April 1997, Sattel initiated a lawsuit against CNC for, among other things, breach of contract (see Item 3 - Legal Proceedings).

     Sattel anticipates that its results of operations in any given period will continue to fluctuate and depend to a significant extent upon sales to a small number of customers. There can be no assurance that Sattel's principal customers will continue to purchase product from Sattel at current levels, if at all. Sattel is working diligently to broaden its end-user customer base and to develop relationships with indirect channels of distribution.

     Sattel's products are targeted at markets for small-to-medium-sized central office switches for voice and data communications. Sattel's direct sales force principally focuses on smaller carriers, e.g., independent local exchange companies, CLECs, IXCs and ISPs. Sattel also uses indirect distribution channels such as systems integrators, VARs, OEMs and distributors to market its products to CLECs, IXCs, international telephone companies and smaller ISPs. This target market is 10,240 lines and under. With list prices for DSS switches starting at under $175,000, Sattel believes it can target potential customers with existing switching needs or those who can use additional switching capacity to lower expenses and/or provide new services to their customers.

     Depending on technological and market developments, future customers may include cable television companies, and enterprises (such as large corporations, universities or municipalities) seeking to reduce telecommunications costs by becoming CLECs.

     Among the companies that have taken delivery of the Company's switches to date are Beehive Telephone Company, CNC, Lightcom International, Inc., WorldWave Communications, Inc., Vancouver Telephone Company, Apollo Telecom and Telesys S.A. Another component of Sattel's long-term strategy is its expansion into international markets. In order to effect this strategy, Sattel is seeking out strategic alliances with partners that have established international distribution channels.

Backlog

     The Company only includes in its backlog written orders for products and related services scheduled to be shipped within one year. The Company does not believe that the level of, or changes in the levels of, its backlog are necessarily a meaningful indicator of future results of operations.

Competition

     The telecommunications switching equipment and access markets are highly competitive. Sattel produces small-to-medium-sized scalable central office switches that currently compete with few, if any, directly comparable products. One company that may compete with Sattel is DTI, Inc. ("DTI"), a privately-held company headquartered in Tennessee. Management believes that DTI's products may compete directly with Sattel's products. Sattel faces potential competition in the data communications market segment from a number of national and regional data communications equipment providers. In addition, the manufacturers of large scale central office switches such as Lucent Technologies, Inc., Northern Telecom Ltd., Digital Switch Corporation, Siemens AG, Alcatel Alsthom, Telefonaktiebolaget LM Ericsson and others have the resources and expertise to compete in the smaller-scale central office switching equipment segment. While Sattel's management believes that these larger manufacturers have not at this time demonstrated substantive movement into Sattel's target market, there is no assurance that they will not do so in the future. It is also possible that large communication carriers such as AT&T Corporation, MCI Communications, Sprint and, when and if legally permitted, the RBOCs, may enter the small to mid-sized central office switching equipment business. Many of these competitors possess financial resources significantly greater than those of Sattel and accordingly could initiate and support prolonged price competition to gain market share.

Research and Development

     In fiscal 1997, the Company made a strategic decision to invest approximately $4 million in engineering, research and development to provide new and enhanced features to the DSS switch and to develop new products. The new and enhanced features include Advanced Call Processing for Operator Services; Number Portability and Enhanced 911; SS7 to support intelligent networking applications; Call Management System software; and a Switch Adjunct Server to more efficiently manage DSS switch resources and enable Call Management. These new and enhanced features were released in fiscal 1997.

     In virtually all cases, Sattel owns the results of the research and development performed by contract engineers and independent laboratories. In some instances, however, the development activity requested by Sattel involves a specific customization of a contractor's proprietary software for integration into the DSS switch. In those instances, Sattel establishes a licensing agreement with the contractor.

      When Sattel subcontracts development work, the contractor designs and tests the technology needed to fulfill the contract. Sattel retains the responsibility to integrate the contractor's work product with the DSS switch.

     The individual contract engineers assist with specific technological needs of Sattel. Each of the outside laboratories utilized by Sattel has been selected based on a specific organizational capability and expertise in one of the following areas: automatic test systems, telecommunications and engineering processes, UNIX software, Operation Administration Maintenance & Provisioning ("OAM&P"), telecommunications signaling systems, telecommunications and data communications software products and Internet software.

Employees

     As of September 12, 1997, the Company had 61 full-time employees. In addition the Company retained, on a contract basis, additional people for specific projects. Sattel believes that its future growth and success will depend in large part upon its ability to continue to attract and retain highly qualified people. The Company has no collective bargaining agreement with its employees.

Environmental Regulation

     Compliance with federal, state and local regulations relating to environmental protection have not had a material effect upon capital expenditures, operating results or the competitive position of the Company.

                             Glossary

Advanced Call Processing - Features include Operator Services for busy line verification and busy line interrupt, exchange service capability for service provider Number Portability and Enhanced 911.

ANI - Automatic number identification (the phone number of the phone calling you).

Busy hour call attempts - number of call attempts during the busy hour, an important concept in traffic engineering, i.e., figuring how much switching and transmission capacities are needed.

C++ language - An object-oriented programming language.

Call Management System - a DSS switch adjunct processor that handles call authorizations, time-of-day routing decisions, and call record storage.

Class 4 office - The major switching center to which toll calls from Class 5 central office switches are sent.

Class 5 office - An end office. Connects subscribers to the public switched telephone network (PSTN).

DNIS - Dialed number identification service.

Enhanced 911 - Emergency call routing with calling number identification
(ANI).

ISDN - Integrated services digital network.  There are two interfaces in
ISDN: PRI - Primary rate interface: The ISDN equivalent of a T1 or E1 circuit, and BRI - Basic rate interface: Consists of two bearer B-channels at 64 kilobits and a data channel at 16 kilobits per second.

Number Portability - Allows telephone numbers to move with a customer between carriers.

OAM&P - Operation, administration, maintenance and provisioning.

Operator Services - A variety of services provided by an operator, i.e., collect calls, third-party billed calls and person-to-person calls.

Ports - an entrance to or exit from a network.

Rack - an open metal structure onto which equipment is mounted.

Shelf unit - a unit that mounts in a rack and holds cards.

Switch Adjunct Server (SAS) - Enables customers to better manage DSS switch resources and increase processor usability in the switch. SAS leaves more CPU power in the switch by moving translations to the SAS. The SAS has a graphical user interface for point-and-click switch maintenance and it enables users to monitor alarm messages from the switch.

Servers - Typically a computer that sits on a local area network that is used as a repository or distributor of data.

Signaling System 7 ("SS7") - An international intelligent network signaling system that significantly improves call processing. SS7 networks typically process calls faster than other signaling systems since the call arrives independently from the voice traffic. SS7 reduces network congestion and deployment costs through greater port utilization and alternative routing capabilities. SS7 also enables value-added services to be efficiently deployed. Examples of these value-added services include credit and debit card validation, and wireless applications.

T1/E1 circuits - A T1 circuit is a digital transmission link with a capacity of 1.544 megabits per second (North American standard). An E1 circuit is a digital transmission link with a capacity of 2.048 megabits per second (European standard).

Time-space-time switching - A fully electronic switch matrix design architecture.

Trunks - A communication line between two switching systems.

Unix - A multi-tasking, multi-user operating system for running computers and telephone systems that allow multiple programs to be run simultaneously and multiple users to use a single computer.

Workstations - High-speed personal computers that are used for high-powered processing tasks, i.e., CAD/CAM, engineering.

ITEM 2.   Properties

     Sattel's and the Company's executive offices are located in approximately 30,000 square feet of office and warehouse space in Calabasas, California currently leased by Sattel. The Company also leases office space in Milwaukee, Wisconsin; and Bridgewater, New Jersey to support its administrative and sales requirements. The Company is in the process of closing the offices in Milwaukee and Bridgewater. The Company owns a vacant parcel of land in Eldridge, Iowa that is for sale. The Company owns a 91,000 square-foot building in Atlanta, Georgia which was formerly used by APC. The Company has listed this property for sale. Presently, the property is being leased to the company that purchased APC's business. C&L and Valley each lease warehouse and office space to support their operations.

ITEM 3.   Legal Proceedings

     The Diana Corporation Securities Litigation (Civ. No. 97-3186). This is a consolidation of what were originally nine separate actions brought in the United States District Court for the Central District of California on behalf of purchasers of the Company's common stock during a class period that extended from December 6, 1994 through May 2, 1997. On July 23, 1997, the Court entered a stipulation and order consolidating the nine actions for all purposes. On September 9, 1997, plaintiffs filed a consolidated amended complaint (the "Consolidated Complaint") asserting claims against the Company, certain of its present and former directors and officers, and others under Section 10(b) of the Securities Exchange Act of 1934. The Consolidated

Complaint alleges essentially that the Company and other defendants were engaged in a scheme to inflate the price of the Company's common stock during the class period through false and misleading statements and manipulative transactions. The Consolidated Complaint seeks unspecified damages, but identifies the significant movement in the Company's stock price during the putative class period (a swing of more than $115 per share) to imply that the damages that will be claimed will exceed the Company's assets.

     No discovery or substantive proceedings have occurred. The Company must respond to the consolidated amended complaint by September 30, 1997 if by motion to dismiss, or by October 17, 1997 if by answer. The Company intends to defend this action vigorously.

     As discussed in Note 16 to the Consolidated Financial Statements, the Company has adjusted certain previously reported fiscal 1997 unaudited quarterly financial information. It cannot presently be determined what effect, if any, such restatements will have on the class actions discussed above, or any other potential claims by investors which may be asserted against the Company.

     Sattel Communications LLC v. Concentric Network Corporation ("CNC"), Case No. LC 040906, Superior Court, Los Angeles County, California. Sattel filed this action as plaintiff in April 1997. The complaint sought damages of roughly $4.2 million relating to products CNC purchased, plus additional compensatory and punitive damages for, among other things, breach of contract. On June 25, 1997, the trial court granted Sattel's motion for pre-judgment attachment in the amount of $3.6 million. The granting of the motion was based upon the Court's preliminary determination on the probable validity of Sattel's claim. On June 30, 1997, Sattel posted an undertaking, in the form of a $75,000 bond, to secure the attachment. On July 9, 1997, Sattel secured a final judgment from the Court. The basic terms are: (i) a $4.4 million judgment against CNC and in favor of Sattel; (ii) certain restrictions on Sattel's CNC stock holding have been lifted, such that Sattel has the election to sell up to 25% of its CNC holding immediately following the completion of CNC's proposed Initial Public Offering ("IPO") at the IPO price; and (iii) dismissal and mutual release of all claims between the parties. Sattel agreed to wait until August 15, 1997 before executing upon the judgment. Subsequently, Sattel has collected both the $4.4 million judgment and $396,000 from the partial sale of its CNC holdings.

     C&L Communications, Inc. v. Stephenson, et al., Case No. 95-CI-16680, District Court, Bexar County, Texas. C&L Communications, a wholly-owned subsidiary of the Company, filed this action in November 1995 against three former officers who resigned in 1995 to form a competing business, AT Supply. AT Supply and its parent corporation, Teltronics, Inc. of Sarasota, Florida, are also joined as defendants. The complaint alleges breach of fiduciary duty, conspiracy and misappropriation of trade secrets. Trial is set for January 1998. The parties are in the midst of settlement discussions. If the matter does not settle, C&L intends to continue vigorous pursuit of the case.

     See Note 6 to the Consolidated Financial Statements for a description of additional legal proceedings in which the Company or its subsidiaries are defendants.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     No matter was submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                 PART II

ITEM 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters

     The Company's common stock is included for quotations on the NASDAQ Bulletin Board under the symbol DNAK. Prior to March 10, 1997, the Company's common stock was traded on the New York Stock Exchange. The table below sets forth by quarter the high and low sales prices of the Company's common stock on the New York Stock Exchange Composite Tape prior to March 10, 1997, and the high and low bid prices per share for the Company's common stock obtained from trading reports of the National Association of Securities Dealers subsequent to March 7, 1997. The sales prices have been adjusted to reflect the 5% stock dividends paid on October 2, 1996 and January 5, 1996:

        Fiscal                             Fiscal
         1997                               1996
       Quarter     High      Low          Quarter      High     Low
       -------     ----      ---          -------      ----     ---
        First     114.286   23.810         First       7.596    3.855
        Second     46.190   19.524         Second     12.585    5.102
        Third      41.750   25.875         Third      25.357    9.184
        Fourth     26.875    4.250         Fourth     29.048   11.786

     At September 4, 1997 the Company had 1,273 shareholders of record.

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

Sales and Issuance of Unregistered Securities

     On November 26, 1996, the Board of Directors authorized the issuance of 2,500 shares of Company common stock to Edward J. Noha in consideration for previous services as a Director of the Company. On November 26, 1996, the Board of Directors authorized the issuance of 1,500 shares of Company common stock to R. Scott Miswald in consideration for current services as an officer of the Company. The exemption from registration for these issuances was pursuant to Section 4(2) of the Securities Act of 1933.

     On July 17, 1997, the Company issued 1,880,750 shares of its common stock at $2.00 per share in a private placement under Regulation D of the Securities Act of 1933. In addition, warrants to purchase 1,880,750 shares of the Company's common stock were issued to the Regulation D participants. The Company issued the stock and warrants to certain private investors including James J. Fiedler, the Company's Chairman and Chief Executive Officer, Stephen W. Portner, a Director, and the following shareholders that own beneficially more than 5% of the common stock of the company: Richard L. Haydon and Ardent Research Partners.

     On July 17, 1997, the Company issued $2,500,000 of 8% convertible notes at par. The purchasers of the notes are: Buckingham Global Investors, Mid Ocean Capital, S.A., Offshore Investment Fund Ltd. and Offshore Nominees Limited. The notes are convertible into the Company's common stock which will be issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933. The conversion price is the lessor of $6.64 or 80% of the 5 day average closing bid price on a conversion date with a conversion floor price (the "Conversion Floor Price") of $1.50 per share, provided that if the average closing bid price for any 20 consecutive trading days prior to a conversion date is less than $1.50 per share, the Conversion Floor Price will be adjusted to 80% of such 20 day average closing bid price. A further restriction on conversion provides that in no event shall the holder be entitled to convert any portion of the note in excess of that portion of the note upon conversion of which the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of this note as defined in the Subscription Agreement) and (2) the number of shares issuable upon the conversion of the portion of the note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.9% of the outstanding common stock of the Company. The note can be converted equally beginning 45, 75 and 105 days following July 17, 1997. Interest is payable semi-annually in arrears in the form of Company common stock based on the above-described conversion price. After one year, the Company may, by written notice to the holders, prepay the notes in whole or in part. The notice shall be given at least ten (10) days prior to the payment date and on such date the Company shall pay the outstanding principal and all accrued interest on the note, unless prior to such payment date the holder has delivered a notice of conversion. Any unconverted principal amount and accrued interest thereon shall at the maturity date be paid, at the option of the Company, in either (a) cash or (b) common stock valued at a price equal to the average closing bid price of the common stock for the five (5) trading days immediately preceding the maturity date.

     The 8% convertible notes contain certain event of default provisions.
If an event of default occurs and is not waived by the holders of a majority of all notes, the Company must redeem the notes at 125% of the outstanding principal amount due. Significant event of default provisions include among other things: proceedings for relief under bankruptcy law, insolvency, money judgment or writ of attachment in excess of $500,000 filed against the Company and the delisting of the Company's common stock from an exchange or the Nasdaq Stock Market.

     In addition, warrants to purchase 37,037 of common stock at an exercise price of $6.75 per share were issued to the escrow agent for the Regulation
S offering. These warrants are exercisable after 41 days of issuance and expire on July 17, 2000. Upon exercise of the warrants, the Company's common stock will be issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933.

ITEM 6.  Selected Financial Data

                            THE DIANA CORPORATION
                           SELECTED FINANCIAL DATA
                  (In Thousands, Except Per Share Amounts)

                             March 31, March 30,  April 1, April 2, April 3,
                               1997      1996      1995      1994     1993 (1)
                             --------  --------   -------  -------  -------
                                                             (5)      (5)
Net sales (2)............... $  7,154  $   264   $   ---   $   ---  $   ---
                              =======   ======    ======    ======   ======
Earnings (loss) from:

Continuing operations (2)(6) $(12,335) $(2,746)  $(2,140)  $ 1,364  $   644
Discontinued operations (3).   (8,175)    (619)    1,420     2,093    1,213
Extraordinary items.........     (508)     ---       ---      (266)   1,318
Accounting change...........      ---      ---       ---       262      ---
                              -------   ------    ------    ------   ------
Net earnings (loss)......... $(21,018) $(3,365)  $  (720)  $ 3,453  $ 3,175
                              =======   ======    ======    ======   ======
Earnings (loss) per common share:

Primary
 Continuing operations...... $  (2.34) $  (.62)  $  (.51)  $   .33  $   .16
 Discontinued operations        (1.55)    (.14)      .34       .51      .30
 Extraordinary items........     (.10)     ---       ---      (.06)     .33
 Accounting change..........      ---      ---       ---       .06      ---
                              -------   ------    ------    ------   ------
   Net earnings (loss) per
     common share........... $  (3.99) $  (.76)  $  (.17)  $   .84  $   .79
                              =======   ======    ======    ======   ======
Fully diluted
 Continuing operations...... $  (2.34) $  (.62)  $  (.51)  $   .32  $   .16
 Discontinued operations....    (1.55)    (.14)      .34       .49      .30
 Extraordinary items........     (.10)     ---       ---      (.06)     .33
 Accounting change..........      ---      ---       ---       .06      ---
                              -------   ------    ------    ------   ------
   Net earnings (loss) per
     common share........... $  (3.99) $  (.76)  $  (.17)  $   .81  $   .79
                              =======   ======    ======    ======   ======
Cash dividends per common
 share...................... $    ---  $   ---   $   ---   $   ---  $   ---
                              =======   ======    ======    ======   ======

Total assets................ $ 23,244  $29,092   $24,205   $28,522  $27,357
Long-term debt (4)..........    1,958    2,099     2,240     2,501    2,760
Working capital.............    6,161   13,282    15,489    19,007   17,490
Shareholders' equity........   16,834   24,686    19,729    18,852   15,492

(1)  Fiscal 1993 contains 53 weeks.  All other years contain 52 weeks.

(2) Earnings (loss) from continuing operations includes the operating results of Sattel and the former Milwaukee corporate office. Sattel commenced operations in November 1994. See Item 1 Business and Note 3 to the Consolidated Financial Statements. Included in the fiscal 1997 loss are the following: write-down of investment in CNC of $1,060,000; legal, accounting and other professional fees of $1,050,000; realized losses on sale of marketable securities of $736,000; settlement expenses with a former employee of $600,000; and charges of $1,400,000 for excess and obsolete inventory.
(3) The increase in the loss from discontinued operations in fiscal 1997 is due to a provision of $7,550,000 recorded for restructure costs, severance and the estimated loss on disposal of APC, C&L and Valley. See Note 2 to the Consolidated Financial Statements.
(4)  Includes current portion of long-term debt.
(5)  The data in this column is unaudited.
(6) Earnings from continuing operations in fiscal 1994 and 1993 included interest income and gains on sales of marketable securities of $2,567,000 and $1,123,000, respectively.

ITEM 7.

                   Management's Discussion and Analysis
             of Financial Condition and Results of Operations

Results of Operations - Fiscal Year Ended March 31, 1997 versus March 30,
1996

     The Company's historical results of operations have been restated to reflect the operations of APC, C&L and Valley as discontinued operations. The following discussion encompasses the results of operations of Sattel and the Company's corporate office. Sattel's operations were conducted through Sattel Communications Corp. ("SCC") prior to Sattel's formation in April 1996. SCC commenced operations in November 1994 as a 50/50 joint venture between the Company and STI. In January 1996, the Company increased its ownership interest in SCC from 50% to 80% and SCC acquired the intellectual property and technology rights of the DSS switch. SCC is included in the consolidated financial statements since the beginning of fiscal 1996 (see Notes 1 and 3 to the Consolidated Financial Statements).

     Sattel's revenues and expenses increased in fiscal 1997 as compared to fiscal 1996, primarily because Sattel's operations in fiscal 1996 consisted of the start-up and development of its business.

      Sattel had sales of $7,154,000 in fiscal 1997, primarily from sales of DSS switches. Sattel had sales of $6,712,000, or 94% of fiscal 1997 sales, to CNC. In fiscal 1997, Sattel's gross profit was reduced by charges of $1,400,000 for excess and obsolete inventory.

     In fiscal 1997, selling and administrative expenses increased $8,463,000 over fiscal 1996. Selling and administrative expenses have increased in fiscal 1997 primarily because of the further development of Sattel's business, the settlement expense of $600,000 with a former employee, and to a lesser extent due to increased corporate office expenses. During fiscal 1996, Sattel incurred significantly less selling and administrative expenses as compared to fiscal 1997 because Sattel was in the early stage of developing its business and staff.

     Selling and administrative expenses for the fiscal year ended March 31, 1997 are comprised of the following (in thousands):

                                               Sattel     Other     Total

   Sattel's selling and administrative
     expenses                                  $ 8,226   $   ---   $ 8,226
   Legal, accounting and other professional
     fees                                          238       812     1,050
   Salaries, benefits and expenses for
     Messrs. Fisher, Lilly and Runge prior
     to separation                                 ---       850       850
   Settlement with former employee                 ---       600       600
   Other Milwaukee corporate office operating
     expenses                                      ---       420       420
   Directors and officers liability
     insurance expense                             ---       279       279
   Amortization of intangible assets               238       ---       238
   Other                                           ---       449       449
                                                ------    ------    ------
                                               $ 8,702   $ 3,410   $12,112
                                                ======    ======    ======

     The Company anticipates that some of the non-Sattel expenses reflected in the above table will continue to be incurred and funded by the Company in fiscal 1998.

     Engineering, research and development expenses of $4,060,000 were incurred by Sattel during fiscal 1997. An explanation of the increase in engineering, research and development expenses and the Company's accounting policy for these expenses is in Note 1 to the Consolidated Financial Statements.

     The components of non-operating income (expense) are shown in Note 9 to the Consolidated Financial Statements.

     Minority interest in fiscal 1997 represents the minority partners' share of Sattel's loss. In fiscal 1996, the Company has included the results of SCC in its statement of operations as though it had acquired its majority interest at the beginning of fiscal 1996 and added back the minority partner's share of SCC's loss as part of minority interest (see Note 1 to the Consolidated Financial Statements).

     In December 1996, the Company filed a federal income tax refund claim with the Internal Revenue Service ("IRS") resulting from the carryback of certain prior year deductions to fiscal 1985. In January 1997, the Company received a payment from the IRS for the claim and recorded an income tax credit of $836,000.

     The loss from continuing operations in fiscal 1997 is primarily due to losses incurred by Sattel and costs related to the Company's corporate office. The increase in the loss from continuing operations in fiscal 1997 as compared to fiscal 1996 is primarily due to (i) an increase in Sattel's operating loss of $6,857,000 (see Note 12 to the Consolidated Financial Statements), (ii) a settlement expense of $600,000 with a former employee,
(iii) a non-operating loss of $1,060,000 incurred by Sattel for the write-down of its investment in CNC preferred stock, (iv) an increase in the Company's corporate office operating expenses of $1,001,000 primarily due to an increase in professional fees and directors and officers liability insurance expense and (v) a loss of $736,000 incurred by the Company on the sale of its remaining marketable securities. These expenses and losses were partially offset by an income tax credit of $836,000.

     The summarized operating results of discontinued operations for fiscal 1997 and fiscal 1996, respectively, are shown in Note 2 to the Consolidated Financial Statements. The operating results from discontinued operations reflected in fiscal 1997 are through the measurement date of November 20, 1996. Operating losses from discontinued operations subsequent to the measurement date are reflected within the estimated loss on disposal. The operating results from discontinued operations reflected in fiscal 1996 are for the entire fiscal year.

     The estimated loss on disposal of discontinued operations is discussed in Note 2 to the Consolidated Financial Statements.

     The extraordinary items are discussed in Note 10 to the Consolidated Financial Statements.

Results of Operations - Fiscal Year Ended March 30, 1996 versus April 1, 1995

     In fiscal 1996, SCC had sales of $264,000 from the sale of three DSS switches.

     For the fifty-two weeks ended March 30, 1996, selling and administrative expenses increased $1,952,000 over fiscal 1995. Selling and administrative expenses have increased primarily because of the inclusion of SCC's results in fiscal 1996. SCC's expenses relate primarily to the start-up and development of its business.

     The components of non-operating income (expense) are shown in Note 9 to the Consolidated Financial Statements.

     In fiscal 1996, the Company has included the results of SCC in its statement of operations as though it had acquired its majority interest at the beginning of fiscal 1996 and added back the minority partner's share of SCC's loss as part of minority interest.

     The summarized operating results of discontinued operations are shown in
Note 2 to the Consolidated Financial Statements. The change in the operating results from discontinued operations from fiscal 1995 to 1996 is primarily attributable to an increase in APC's loss and a reduction in C&L's results. APC's loss increased primarily due to the write-off of goodwill of $852,000. C&L's operating results decreased due to a 28% reduction in its sales, a decrease in gross profit margins and an increase in operating expenses.

Liquidity and Capital Resources

     The Company encountered a liquidity deficiency during fiscal 1997 and subsequently, primarily because (i) certain customers of Sattel were past due on receivables, (ii) Sattel has granted certain customers extended payment terms, (iii) Sattel's revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring.

     As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July 1997, the Company raised $5,597,000 through equity and debt financings (see Note 15 to the Consolidated Financial Statements for additional information). After completion of the equity and debt financings, collection of $4.4 million from CNC and the anticipated sales of C&L, Valley and APC's real estate, management believes that it will have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through March 31, 1998 and for the foreseeable future. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in common stock holdings as a percentage of the total outstanding shares.

     The Company is seeking buyers for C&L and Valley. The Company believes that these businesses and APC's real estate will be sold prior to March 31, 1998. It is anticipated that the proceeds of the sales of these businesses and assets will be used to fund a portion of the Company's capital and operating requirements in fiscal 1998. Restrictions in the revolving lines of credit of C&L and Valley prevent the Company from presently accessing funds from these subsidiaries. Such restrictions in C&L's revolving line of credit may also initially limit the Company's access to the total proceeds from a sale of Valley prior to any ultimate sale of C&L given the existing ownership structure of Valley.

     The Company used cash in operating activities of $17,859,000 during fiscal 1997 as compared to positive cash flow of $1,709,000 for fiscal 1996. The decrease in cash flow is primarily attributable to an increase in the loss from continuing operations, an increase in cash used to fund working capital items and a reduction in cash provided by operating activities of discontinued operations.

     The primary components of cash provided (used) by operating activities in the Consolidated Statement of Cash Flows for fiscal 1997 are as follows (in thousands):

                                             Sattel     Other      Total

   Operating loss                           $ (8,740)  $(3,410)  $(12,150)
   Cash provided (used) by changes in
     current assets and liabilities           (3,552)      388     (3,164)
   Depreciation and amortization                 467        11        478
   Interest and other income                     118       341        459
   Income tax credit                             ---       836        836
   Interest expense                              ---       (52)       (52)
   Cash used by discontinued operations          ---    (3,862)    (3,862)
   Loss from discontinued operations             ---      (625)      (625)
   Other                                         ---       221        221
                                             -------    ------    -------
                                            $(11,707)  $(6,152)  $(17,859)
                                             =======    ======    =======

     The Company anticipates that some of the non-Sattel cash flows reflected in the above table will continue to be incurred and funded by the Company in fiscal 1998.

     The Company has made significant cash disbursements related to the Restructuring. Included in the cash used by discontinued operations of $3,862,000 are payments of $1,444,000 made to Messrs. Fisher ($1,092,000),
Lilly ($83,000) and Runge ($269,000) under the Separation Agreements discussed in Note 11 to the Consolidated Financial Statements and payments of $854,000 for professional fees related to the Restructuring. In addition, included in the operating loss of $3,410,000 are disbursements of $600,000 related to a settlement with a former employee.

     The Company's receivables consisted of the following at March 31, 1997:

     CNC                                       $ 4,217
     All other receivables                         377
                                                ------
        Total receivables                      $ 4,594
                                                ======
     The increase in receivables at March 31, 1997 is primarily due to the increase in Sattel's sales. At March 31, 1997, Sattel had past due receivables of $3.8 million. At August 15, 1997, Sattel had collected $4.3 million of receivables that were outstanding at March 31, 1997, of which $4.2 million was the result of the judgment discussed in the next paragraph.

     In April 1997, Sattel commenced legal proceedings against CNC for, among other things, breach of contract relating to payment of $4.2 million of accounts receivable (see Item 3 - Legal Proceedings). In July 1997, Sattel received a court ordered judgment in its favor whereby, among other things, Sattel executed upon a judgment of $4.4 million against CNC on August 15, 1997. In addition, CNC repurchased from Sattel 25% of CNC Preferred Stock owned by Sattel at $12.00 per share or $396,000 on August 2, 1997.

     The increase in inventory and accounts payable are primarily attributable to purchases from STI of raw materials for DSS switches. See
Note 6 to the Consolidated Financial Statements for additional information regarding a legal proceeding commenced by STI against Sattel.

     Capital expenditures increased to $1,914,000 in fiscal 1997 from $161,000 in fiscal 1996. The increase in capital expenditures is primarily due to purchase of test equipment, development hardware and third-party software by Sattel. The Company anticipates that Sattel's fiscal 1998 capital expenditure requirements will approximate $1.2 million primarily for test equipment and development hardware.

     In June 1996, CNC executed a Promissory Note for $5,000,000 in favor of Sattel for a bridge loan. CNC granted to Sattel a warrant to purchase a split adjusted 36,765 shares of CNC Series D Preferred Stock ("CNC Preferred Stock") at a split adjusted exercise price of $20.40 per share (equal to the par value of such shares) as additional consideration for the bridge loan to CNC. The warrant is exercisable immediately and expires on June 6, 1999. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Preferred Stock. In September 1996, Sattel sold to StreamLogic Corporation 1,838,234 shares, or 49%, of its CNC Preferred Stock for $2.5 million. No gain or loss was recognized in connection with this sale.

     In August 1997, CNC completed its IPO at an offering price of $12.00 per share. The CNC Preferred Stock owned by Sattel was automatically converted into CNC common stock immediately prior to the closing of the IPO. The value of Sattel's investment in CNC Preferred Stock, after giving effect to a reverse 1 for 15 stock split and based on a $12.00 per share offering price, is approximately $1,512,000. Consequently, Sattel recorded a non-operating loss of $1,060,000 in fiscal 1997 related to the impairment in value of its investment. The investment in CNC Preferred Stock of $1,512,000 is classified within other current assets in the Consolidated Balance Sheet. Sattel is prohibited from selling 75% of its CNC common stock for six months following CNC's IPO. Sattel sold 25% of its CNC common stock in August 1997 at $12.00 per share and received $396,000. Sattel continues to own the warrant from CNC which is now a warrant for CNC common stock as a result of the conversion discussed above.

     In February 1997, the Company sold a majority of APC's assets (see Note 2 to the Consolidated Financial Statements). The Company has received preferred stock dividends of $797,000 from APC subsequent to the sale of its assets. Further preferred stock dividends will be available when cash held in escrow is released or when APC's building is sold as a result of preferred stock dividends currently in arrears. APC has restricted cash of $100,000 that is held in an escrow account for reimbursement of indemnification claims by the Buyer. The escrow account will remain in existence until February 3, 1998. At that time, indemnification claims by the Buyer of APC up to $100,000 will be repaid and any remaining escrow funds will be disbursed to APC. APC has entered into a lease with the Buyer of APC for the building that terminates on approximately November 15, 1997. In addition, APC has listed the building for sale. The real estate is collateral for two mortgages that amount to $781,000.

     In the fourth quarter of fiscal 1996 and in the first quarter of fiscal 1997, the Company raised approximately $17.4 million, after commissions and expenses, through the sale of 600,000 shares of common stock.

     The decrease in intangible assets is primarily attributable to the transaction with STI that occurred on May 3, 1996, which is discussed in Note 3 to the Consolidated Financial Statements.

                                 RISK FACTORS

     The Company is being restructured, through the disposal of APC, C&L and Valley, to consist solely of the operations of Sattel. In February 1997, a majority of the assets of APC were sold. Stockholders of the Company should be aware that the Restructuring involves risks which could adversely affect the value of their Company common stock during and after the Restructuring. In addition, certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. No representation as to the future value of Company common stock is made hereby, nor is any person authorized by the Company to make any such representation. The Company is aware of the following risks, each of which should be considered carefully:

Recent Operating Losses;  No Assurance of Profitability

     The Company has reported losses from continuing operations for the last three fiscal years. There can be no assurance that the Company will return to profitability in the short term or ever.

Need to Increase Sales

     Sattel has a limited operating history and has not yet achieved significant sales of its products over an extended period. Net sales of the continuing operations of the Company were $264,000 in the 1996 fiscal year and $7,154,000 in the 1997 fiscal year. Substantially all of fiscal 1997 sales were to a single customer. These sales were not sufficient to offset the operating and other expenses incurred by the Company. Also, the Company has experienced difficulty in collecting payments from its customers. If the Company is to achieve profitability, it will need to increase the market acceptance and sales of its products to levels commensurate with the expense levels of the Company. No assurances can be given that the Company will be successful in this effort.

Liquidity Deficiency

     Recent events have improved the Company's short-term liquidity. The Company nevertheless considers that its liquidity situation, over the longer term, will be dependent on its operating results and not its ability to divest its discontinued subsidiaries and assets. The Company could remain relatively constrained and its ability to access outside sources of capital could be restricted until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. No assurances can be given that the Company will be able to maintain its liquidity over an extended period of time as required for the Company to achieve its operating goals. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

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

     Delays or lost sales can be caused by other factors beyond Sattel's control, including changes in implementation priorities and slower than anticipated growth in demand for the services that the DSS switch supports. Delayed sales have occurred in the past and may occur in the future. In addition, Sattel has on occasion in the past experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could have a material adverse effect on Sattel's business, financial condition and results of operations.

     Operating results may also fluctuate due to factors such as the timing of new product announcements and introductions by Sattel, its major customers or its existing or potential competitors, delays in new product introductions by Sattel, market acceptance of new or enhanced versions of Sattel's products, changes in the product or customer mix of sales, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development and sales and marketing expenses associated with new product introductions, and general economic conditions. All of the above factors are difficult for Sattel to forecast, and these or other factors could have a material adverse effect on Sattel's business, financial condition and results of operations for one quarter or a series of quarters. Sattel's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, Sattel may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to Sattel's expectations or any material delay of customer orders could have a material adverse effect on Sattel's business, financial condition and results of operations. It is possible that in the future, Sattel's operating results may be below the expectations of public market analysts and investors, which could have a material adverse effect on the price of the Company's common stock.

Reductions in Size and Diversification

     The Company is a smaller and less diversified Company and has a lower asset and revenue base than prior to the Restructuring. Consequently, the effect of any decline in operating results after the Restructuring could more immediately and severely affect the Company, its results of operations and its liquidity. In addition, the Restructuring has resulted in some temporary dislocations and inefficiencies to the business operations, as well as the organization and personnel structures, of the Company.

Dependence on Telecommunications Industry and Small- to Medium-Sized Switching Market

     After the Restructuring, the Company's customers are concentrated in the telecommunications and Internet service industries. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the demand by such customers for the DSS switch. Sattel is initially targeting the market for small- to medium-sized central office switches in the North America. Historically, there has been little, if any, demand for central office switches similar in functionality, type and size to the DSS switch and, accordingly, there can be no assurance that potential customers will consider the near term value of the DSS switch sufficient to influence their purchasing decisions or that they will pursue strategic business alternatives that would benefit from a less expensive small- to medium-size central office switch. Furthermore, there can be no assurance that telecommunications companies and other potential customers will not adopt alternative architectures or technologies that are incompatible with the DSS switch, which could have a material adverse effect on the Company's business, financial condition and results of operations. Infrastructure improvements requiring the Company's or similar technology may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

Concentrated Product Line; New Product Delays

     Sattel currently derives substantially all of its revenues from the DSS switch and expects that this concentration will continue in the foreseeable future. As a result, any decrease in the overall level of sales of, or the prices for, the DSS switch due to product obsolescence or any other reason could have a material adverse effect on the Company's business, financial condition and results of operations. The Company may consider the acquisition of other companies or technologies provided they are complementary to its core business.

     The telecommunications equipment market, in general, is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards can render existing products obsolete or unmarketable. Sattel's success will depend upon its ability to enhance the DSS switch's technology and to develop and introduce, on a timely basis, new products that keep pace with technological developments and emerging industry standards and address changing customer requirements in a cost-effective manner. There can be no assurance that the Company will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that respond to technological change or evolving industry standards. There also can be no assurance that the Company will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. Furthermore, from time to time, the Company or its competitors may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycle of the DSS switch and that may cause customers to defer purchasing the DSS switch. There can be no assurance that future technological advances in the telecommunications industry will not diminish any market acceptance of the DSS switch or render the DSS switch obsolete which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on Outsource Manufacturers and Other Key Suppliers

     Sattel's outsource manufacturers have from time to time experienced delays in receipt of certain hardware components. Certain components, including crystals and microprocessors, are presently single sourced or are available from a limited number of sources. An interruption in business between Sattel and its outsource manufacturers could have a material adverse effect on Sattel (see Note 6 to the Consolidated Financial Statements regarding a description of the legal proceedings between STI and Sattel).
The Company has established relationships with alternate suppliers such as Sanmina and I-PAC and has assembled product itself in order to reduce its dependency on STI. Some sole-source suppliers are companies which from time to time allocate parts to telecommunications equipment manufacturers due to market demand for telecommunications equipment. Many of Sattel's potential competitors for such parts are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages in component parts will not occur in the future or will not result in Sattel having to pay a higher price for components. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop additional alternative sources if and as required, could result in delays which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

     The increased dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. The Company may be subject to litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business, financial condition and results of operations. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

Customer Concentration

     Approximately 94% of Sattel's revenues for fiscal 1997 were derived from sales to CNC (see Item 3 - Legal Proceedings for a description of the legal proceedings between Sattel and CNC). Sattel anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a small number of customers. There can be no assurance that Sattel's principal customers will continue to purchase product from Sattel at current levels, if at all. The loss of one or more major customers could have a material adverse effect on the Company's business, financial condition and results of operations. (See Item 1, Working Capital Practices, for a discussion of extended payment terms granted to certain customers).

Difficulties in Managing Growth

     Sattel has experienced growth in the number of its employees and the scope of its operations. To manage potential future growth effectively, Sattel must improve its operational, financial and management information systems and must hire, train, motivate and manage its employees. The future success of Sattel also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, sales, marketing and management personnel, for whom competition is intense. Sattel is currently attempting to hire a number of sales and engineering personnel and, in some instances, has experienced delays in filling such positions. There can be no assurance that Sattel will be able to effectively achieve or manage any such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

Introduction of DSS Switch with DataNet Capability and Recent Introduction of Switch Server Architecture ("SSA") into the Telecommunications Market

     Sattel's DSS switch with DataNet capability has undergone successful internal and external testing. The DSS switch with DataNet capability was first available for shipment to customers in April 1996. There can be no assurance of its successful acceptance by the telecommunications market in general. While DataNet continues to be available as an enhancement to the DSS switch, product development focus has shifted to the higher speed access offered by SSA as described below. The Company anticipates future DataNet sales, if any, could be concentrated in international markets and those domestic markets requiring reliable access at lower speeds.

     In January 1997, the Company announced its new SSA. This switch server architecture encompasses a client/server approach to low, medium and high speed communications. There can be no assurance of its successful acceptance by the telecommunications market in general.

Competition to DSS switch

     The central office switching market in general and the Internet market in particular are extremely competitive. Sattel uses a combination of patents, trade secrets, confidentiality agreements and non-compete agreements to protect the product and features that it believes give it competitive advantages. There can be no assurance, however, that other competitors, some of whom have much greater access to resources and funding, cannot functionally replicate Sattel's critical products and features. Likewise, there is no guarantee that competitors cannot develop features which equal or exceed the Company's offerings.

Outsourced Manufacturing; Capacity Constraints

     Sattel performs certain manufacturing functions in house. In addition, Sattel outsources some of its manufacturing to STI, Sanmina and other non-affiliated contract manufacturers and expects to continue to outsource some, or all, of its manufacturing. The Company's ability to increase capacity may be constrained and it may have less control over manufacturing than it would if it performed all the manufacturing functions in house. There can be no assurance, in the event of substantial increases in demand, that Sattel can successfully deliver its products in a timely fashion and/or without additional expense which would result in a deterioration in product margins.

International Risks

     Sattel's longer term strategy includes greater expansion into international markets. There can be no assurance that Sattel will obtain the permits and operating licenses required for it to operate, to hire and train employees or to market, sell and deliver high quality services in international markets. In addition to the uncertainty as to Sattel's ability to expand its international presence, there are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in current exchange rates, seasonal reductions in business activity, and potentially adverse tax consequences, which could adversely impact the success of Sattel's international operations. In many countries, Sattel may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully homologate its products and to conduct its operations. There can be no assurance that such factors will not have a material adverse effect on Sattel's future international operations and, consequently, on the Company's business, financial condition and results of operations.

No Dividends

     The Company has not paid cash dividends to its stockholders in the last five years. The Company does not anticipate paying cash dividends to stockholders for the foreseeable future.

Stock Volatility and Recent Transactions

     From October 1, 1995 through August 31, 1997, the closing price of the Company's common stock has been as low as $1.375 and as high as $114.29 per share. There can be no assurance that the stock will not continue to be volatile and/or will accurately reflect the actual value of the Company over any specific period of time. Other factors affecting the share price include, but are not limited to, investor expectations, external business factors and news, comments and/or analysis by financial analysts, industry or company specific news and the availability or shortage of common stock ("Float") in the market at any point in time. The share price may also be affected by sales of stock owned by substantial holders.

     Since March 30, 1996 and to August 31, 1997, the number of common shares has increased from approximately 4.6 million to 7.2 million. The increase was primarily as a result of a 5% stock dividend, the sale of new common shares and the payment in shares for the purchase of STI's remaining interests in Sattel by the Company and Sattel's related acquisition of the intellectual property rights and manufacturing rights of the DSS switch technology. As outlined in Note 3 of the Consolidated Financial Statements, the number of common shares outstanding will increase by approximately 1 million shares upon the conversion of the Sattel Class A and B Units into Company common stock. In addition, warrants to purchase 2,241,787 shares of common stock have been issued by the Company in connection with the July 1997 private placements under Regulation D and S of the Securities Act of 1933 (see Note 15 to the Consolidated Financial Statements).

     From November 29, 1996 to February 16, 1997, two former officers and directors, Richard Y. Fisher and Donald E. Runge (see Note 11 to the Consolidated Financial Statements), sold all of their share holdings. Mr. Fisher and Mr. Runge sold 557,395 and 467,850 shares, respectively, during this period. Each individual also owns options for 275,378 common shares which are exercisable under certain conditions at an average exercise price of $5.39 per share through December 31, 1997.

Accounting Pronouncement

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This Statement establishes new standards for computing and presenting earnings per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement of all prior-period earnings per share data. Early application of SFAS No. 128 is not permitted. The Company's adoption of the provisions of SFAS No. 128 will result in the dual presentation of basic and diluted per share amounts on the Company's income statement. Diluted per share amounts as calculated under SFAS No. 128 are not expected to materially differ from loss per share amounts previously presented.

Impact of Inflation

     Inflation has not had a significant impact on net sales or loss from continuing operations for the three most recent fiscal years.

ITEM 8.   Financial Statements and Supplementary Data


                  The Diana Corporation and Subsidiaries


                                                                   PAGE

Report of Price Waterhouse LLP, Independent Accountants.........    31

Report of Ernst & Young LLP, Independent Auditors...............    32

Consolidated Balance Sheets.....................................    33

Consolidated Statements of Operations...........................    34

Consolidated Statements of Changes in Shareholders' Equity......    35

Consolidated Statements of Cash Flows...........................    36

Notes to Consolidated Financial Statements......................    37

                      REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of The Diana Corporation


In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of this report present fairly, in all material respects, the financial position of The Diana Corporation and its subsidiaries (the "Company") at March 31, 1997 and March 30, 1996, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company initiated a restructuring plan during fiscal 1997 which resulted in Sattel Communications ("Sattel") becoming the sole operating company comprising the Company's continuing operations. Sattel has a limited operating history and has not yet achieved significant sales of its products. The Company's other operating companies were sold or are held for sale as of March 31, 1997. As discussed in Note 14, management believes the Company will have sufficient cash resources, including proceeds from those net assets held for sale, to fund its operations for the fiscal year ending March 31, 1998. However, any material delay during fiscal 1998 in the timing of disposal and the ultimate receipt of cash proceeds by the Company with respect to the net assets held for sale could have a material adverse effect on the Company. In addition, the Company's viability is further dependent on Sattel achieving sales levels and operating results sufficient to fund the Company's operations. Finally, as discussed in Note 6, the Company is subject to uncertainties relating to class action litigation asserted against the Company and other potential claims by investors, the ultimate effects of which on the Company's financial position, results of operations and cash flows cannot presently be determined.



PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
September 22, 1997

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

Board of Directors and Shareholders
The Diana Corporation


We have audited the accompanying consolidated statements of operations, changes in shareholders' equity and cash flows of The Diana Corporation and subsidiaries ("the Company") for the year ended April 1, 1995. Our audit also included the financial statement schedules for the year ended April 1, 1995 listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of The Diana Corporation and subsidiaries for the year ended April 1, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




Milwaukee, Wisconsin                            ERNST & YOUNG LLP
June 2, 1995

                    The Diana Corporation and Subsidiaries
                         Consolidated Balance Sheets
                           (Dollars In Thousands)

                                                       March 31,  March 30,
                                                         1997        1996
                                                       --------   ---------
                                   Assets
Current assets:
  Cash and cash equivalents............................ $    81   $ 4,480
  Marketable securities................................     ---     1,213
  Receivables..........................................   4,594        10
  Inventories..........................................   2,937     1,087
  Net assets of discontinued operations................     893     7,389
  Other current assets.................................   1,716       543
                                                         ------    ------
    Total current assets...............................  10,221    14,722

Property and equipment, net............................   1,944       339
Intangible assets, net.................................   3,755     5,827
Net assets of discontinued operations..................   7,308     8,180
Other assets...........................................      16        24
                                                         ------    ------
                                                        $23,244   $29,092
                                                         ======    ======
                   Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable..................................... $ 2,559   $   483
  Accrued liabilities..................................   1,360       816
  Current portion of long-term debt....................     141       141
                                                         ------    ------
    Total current liabilities..........................   4,060     1,440

Long-term debt.........................................   1,817     1,958
Other liabilities......................................     533     1,008
Commitments and contingencies (Note 6).................

Shareholders' equity:
  Preferred stock - $.01 par value.
   Authorized 5,000,000 shares; none issued............     ---       ---
  Common stock - $1 par value.  Authorized 15,000,000
   shares; issued 6,007,175 and 5,526,282 shares.......   6,007     5,526
  Additional paid-in capital...........................  80,124    59,456
  Accumulated deficit.................................. (63,540)  (34,776)
  Unrealized loss on marketable securities.............     ---      (876)
  Treasury stock at cost...............................  (5,757)   (4,644)
                                                         ------    ------
    Total shareholders' equity.........................  16,834    24,686
                                                         ------    ------
                                                        $23,244   $29,092
                                                         ======    ======
              See notes to consolidated financial statements.

                    The Diana Corporation and Subsidiaries
                    Consolidated Statements of Operations
                   (In Thousands, Except Per Share Amounts)

                                                   Fiscal Year Ended
                                           ------------------------------
                                            March 31,  March 30,  April 1,
                                              1997       1996       1995
                                            --------   --------   --------

Net sales..............................     $  7,154   $    264   $    ---
Cost of goods sold.....................        3,132        129        ---
                                             -------    -------    -------
Gross profit...........................        4,022        135        ---

Selling and administrative expenses....       12,112      3,649      1,697
Engineering, research and development..        4,060        178        ---
                                             -------    -------    -------
Total operating expenses...............       16,172      3,827      1,697
                                             -------    -------    -------
Operating loss.........................      (12,150)    (3,692)    (1,697)

Interest expense.......................          (52)      (106)      (132)
Non-operating income (expense).........       (1,337)       465       (311)
Minority interest......................          368        587        ---
Income tax credit......................          836        ---        ---
                                             -------    -------    -------
Loss from continuing operations........      (12,335)    (2,746)    (2,140)

Earnings (loss) from discontinued
   operations..........................         (625)      (619)     1,420
Estimated loss on disposal of
   discontinued operations.............       (7,550)       ---        ---
                                             -------    -------    -------
Loss before extraordinary items........      (20,510)    (3,365)      (720)
Extraordinary items....................         (508)       ---        ---
                                             -------    -------    -------
Net loss...............................     $(21,018)  $ (3,365)  $   (720)
                                             =======    =======    =======
Earnings (loss) per common share:
   Continuing operations...............     $  (2.34)  $   (.62)  $   (.51)
   Discontinued operations.............        (1.55)      (.14)       .34
   Extraordinary items.................         (.10)       ---        ---
                                             -------    -------    -------
   Net loss per common share...........     $  (3.99)  $   (.76)  $   (.17)
                                             =======    =======    =======
Weighted average number of common
   shares outstanding..................        5,271      4,401      4,224
                                             =======    =======    =======

              See notes to consolidated financial statements.

                           The Diana Corporation and Subsidiaries
                  Consolidated Statements of Changes in Shareholders' Equity
                                     (Dollars in Thousands)

                                     Common Stock                                                   Treasury Stock
                                  ------------------  Additional              Unrealized Loss  ---------------------     Total
                                  Number of    Par     Paid in    Accumulated  on Marketable     Number of            Shareholders'
                                    Shares    Value    Capital      Deficit     Securities        Shares      Cost       Equity
                                  ---------  -------  ----------  -----------  ---------------  ------------  ------- ------------
Balance at April 2, 1994          4,637,530  $ 4,638   $ 46,241   $ (25,449)      $  (412)       1,165,278   $(6,166)   $ 18,852

Net loss                                ---      ---        ---        (720)          ---              ---       ---        (720)
5% stock dividend                   172,823      172      1,830      (2,009)          ---              ---       ---          (7)
Exercise of stock options               ---      ---        (14)        ---           ---           (4,500)       24          10
Change in unrealized loss on
 marketable securities                  ---      ---        ---         ---          (301)             ---       ---        (301)
Acquisition of minority interest        ---      ---        491         ---           ---         (265,262)    1,404       1,895
                                  ---------   ------    -------    --------        ------        ---------   -------     -------
Balance at April 1, 1995          4,810,353    4,810     48,548     (28,178)         (713)         895,516    (4,738)     19,729

Net loss                                ---      ---        ---      (3,365)          ---              ---       ---      (3,365)
5% stock dividend                   195,929      196      3,022      (3,233)          ---              ---       ---         (15)
Exercise of stock options               ---      ---        (39)        ---           ---          (12,300)       65          26
Change in unrealized loss on
 marketable securities                  ---      ---        ---         ---          (163)             ---       ---        (163)
Acquisition of Sattel
 Communications Corp.
 minority interest                  350,000      350      4,594         ---           ---              ---       ---       4,944
Issuance of common stock            170,000      170      3,315         ---           ---              ---       ---       3,485
Other                                   ---      ---         16         ---           ---           (5,524)       29          45
                                  ---------   ------    -------    --------       -------        ---------   -------     -------
Balance at March 30, 1996         5,526,282    5,526     59,456     (34,776)         (876)         877,692    (4,644)     24,686

Net loss                                ---      ---        ---     (21,018)          ---              ---       ---     (21,018)
5% stock dividend                   250,893      251      7,474      (7,746)          ---              ---       ---         (21)
Change in unrealized loss on
 marketable securities                  ---      ---        ---         ---           876              ---       ---         876
Acquisitions of Sattel
 Communications Corp.
 minority interest - net                ---      ---        385         ---           ---           35,000    (2,203)     (1,818)
Issuance of common stock            230,000      230     12,630         ---           ---         (200,000)    1,058      13,918
Other                                   ---      ---        179         ---           ---           (4,000)       32         211
                                  ---------   ------    -------    --------       -------        ---------   -------     -------
Balance at March 31, 1997         6,007,175  $ 6,007   $ 80,124   $ (63,540)     $    ---          708,692   $(5,757)   $ 16,834
                                  =========   ======    =======    ========       =======        =========   =======     =======

                             See notes to consolidated financial statements.

                    The Diana Corporation and Subsidiaries
                    Consolidated Statements of Cash Flows
                               (In Thousands)
                                                    Fiscal Year Ended
                                             ------------------------------
                                             March 31,  March 30,  April 1,
                                               1997        1996      1995
Operating activities:                        ---------  ---------  --------
 Loss before extraordinary items...........  $(20,510)  $(3,365)   $  (720)
 Adjustments to reconcile loss to net cash
  provided (used) by operating activities:
   Depreciation and amortization...........       478       121          8
   Loss (gain) on sales of
    marketable securities..................       736       (26)     1,227
   Write-down of CNC preferred stock.......     1,060       ---        ---
   Minority interest.......................      (368)     (587)       ---
   Estimated loss on disposal of
    discontinued operations................     7,550       ---        ---
   Net change in discontinued operations...    (3,862)    5,583      3,867
   Other...................................       221       354         90
   Changes in current assets and
    liabilities............................    (3,164)     (371)     1,774
                                              -------    ------     ------
Net cash provided (used) by operating
 activities................................   (17,859)    1,709      6,246

Investing activities:
 Purchases of property and equipment.......    (1,914)     (161)       (12)
 Purchases of marketable securities........       ---      (475)    (5,647)
 Proceeds from sales of marketable
  securities...............................     1,353     5,380      9,276
 Change in notes receivable................    (5,000)      138        194
 Proceeds from sale of CNC preferred stock      2,500       ---        ---
 Affiliate advances and acquisitions,
  net of cash acquired.....................       ---    (1,495)       ---
 Net proceeds from the sale of APC's assets       640       ---        ---
 Net change in discontinued operations.....      (985)   (3,444)      (587)
 Other.....................................       283        47       (195)
                                              -------    ------     ------
Net cash provided (used) by investing
 activities................................    (3,123)      (10)     3,029

Financing activities:
 Changes in short-term borrowings..........       ---       ---     (2,144)
 Repayments of long-term debt..............      (141)     (141)      (261)
 Payments toward bond settlements..........       ---        --     (2,822)
 Common stock issued.......................    13,918     3,485        ---
 Net change in discontinued operations.....     3,314      (888)    (3,740)
 Extraordinary items.......................      (508)      ---        ---
                                              -------    ------     ------
Net cash provided (used) by financing
 activities................................    16,583     2,456     (8,967)
                                              -------    ------     ------
Increase (decrease) in cash and cash
 equivalents...............................    (4,399)    4,155        308

Cash and cash equivalents:
 At beginning of year......................     4,480       325         17
                                              -------    ------     ------
 At end of year............................  $     81   $ 4,480    $   325
                                              =======    ======     ======
                See notes to consolidated financial statements.

                    The Diana Corporation and Subsidiaries
                  Notes to Consolidated Financial Statements
                                March 31, 1997


NOTE 1 - Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The consolidated group (hereafter referred to as the "Company") included the following companies during the past three years:

     The Diana Corporation ("Diana") - Diana and its wholly-owned non-operating subsidiaries are included in the consolidated group for all three fiscal years. Diana's activities historically consisted primarily of corporate administration and investing activities.

     Sattel Communications LLC ("Sattel") - Diana had a 50% ownership interest in Sattel Communications Company which was subsequently converted into Sattel Communications Corp. ("SCC"). Diana accounted for this investment using the equity method of accounting from November 1994 to December 1995. In January 1996, Diana increased its ownership interest in SCC from 50% to 80% and at the same time SCC also acquired the intellectual property rights and technology rights to the DSS switch. In fiscal 1997, the Company increased its ownership interest in SCC from 80% to 100% (see Note
3). The Company included the results of SCC in its statement of operations for fiscal 1996 as though it had acquired its majority interest at the beginning of fiscal 1996 and added back the minority partner's share of SCC's loss as part of minority interest. SCC, through its subsidiary Sattel, is a provider of central office voice and data switching equipment. In April 1996, SCC transferred its assets and liabilities to Sattel, a newly-formed limited liability company. SCC has an ownership interest in Sattel of approximately 80% and certain additional preferential rights (see Note 3).

     Discontinued Operations - The operations of C&L Communications, Inc. ("C&L"), Valley Communications, Inc. ("Valley"), Atlanta Provision Company, Inc. ("APC") and Entree Corporation ("Entree") are classified as discontinued operations. C&L is a wholly-owned subsidiary of Diana. Valley is an 80%- owned subsidiary of C&L. Entree is an 81.25%-owned subsidiary of Diana. APC is a wholly-owned subsidiary of Entree. The majority of APC's assets were sold in February 1997 (see Note 2).

     Investments in 20%-50% owned subsidiaries in which management has the ability to exercise significant influence are accounted for using the equity method of accounting. Accounts and transactions between members of the consolidated group are eliminated in the consolidated financial statements.

     Certain prior year balances have been reclassified in order to conform to current year presentation.

Fiscal Year

     In fiscal 1997, the Company changed its fiscal year end from a 52 or 53 week year ending on the Saturday closest to March 31 to a fiscal year of 12 calendar months ending on March 31. Fiscal 1996 and 1995 are both 52 week fiscal years.

Financial Instruments

     The carrying values of cash and cash equivalents, marketable securities, receivables, accounts payable and borrowings at March 31, 1997 and March 30, 1996 approximate fair value.

Marketable Securities

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in non-operating income (expense). Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value (based on published market values), with the unrealized gains and losses reported in a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in non-operating income (expense). Realized gains and losses, interest income and dividends are included in non-operating income (expense). For purposes of determining the gain or loss on a sale, the cost of securities sold is determined using the average cost of all shares of each such security held at the dates of sale.

Non-Marketable Securities

     Non-marketable securities are accounted for on a lower of cost or market basis. A write-down to market is recognized on the determination that a permanent impairment of value has occurred.

Inventories

     Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories consist of the following (in thousands):
                                        March 31, 1997     March 30, 1996
                                        --------------     --------------
Raw materials and work-in-process          $2,728              $1,012
Finished goods                                323                 ---
Consigned and with customers                1,286                  75
Allowance for excess and obsolete
 inventory                                 (1,400)                ---
                                            -----               -----
                                           $2,937              $1,087
                                            =====               =====
     Included in inventory consigned and with customers is inventory of $897,000 that is subject to sales transactions for which related revenues were not recorded as of March 31, 1997.

     Sattel has a limited operating history and has not yet achieved significant sales of its products over an extended period. Management is trying to increase the market acceptance and sales of Sattel's products. Management does not believe that the Company will incur any material loss on the ultimate sale or disposition of inventory. No estimate can be made of a range of amounts of loss that are reasonably possible should increased sales of Sattel's products not occur in the near term.

Property and Equipment

     Property and equipment are stated at cost. Provisions for depreciation are computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets which range from 3 to 5 years. Depreciation for income tax purposes is computed on accelerated cost recovery methods. Expenditures which substantially increase value or extend asset lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     Property and equipment consist of the following (in thousands):

                                        March 31, 1997     March 30, 1996
                                        --------------     --------------
     Land                                   $   50             $   127
     Fixtures and equipment                  2,204                 290
                                             -----              ------
                                             2,254                 417
       Less accumulated depreciation          (310)                (78)
                                             -----              ------
                                            $1,944             $   339
                                             =====              ======
Intangible Assets

     Intangible assets consist of the following (in thousands):

                                        March 31, 1997     March 30, 1996
                                        --------------     --------------
     Intellectual property rights           $3,721             $5,029
     Goodwill                                  ---                754
     Other                                      34                 44
                                             -----              -----
                                            $3,755             $5,827
                                             =====              =====
     The Company believes that the intellectual property rights for the DSS switch are appropriately amortizable over a 20 year period on a straight line basis. However, the telecommunications equipment market, in general, is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The Company or its competitors may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycle of the DSS switch and that may cause customers to defer purchasing the DSS switch. Accordingly, there can be no assurance that future technological advances in the telecommunications industry will not diminish any market acceptance of the DSS switch or render the DSS switch obsolete. Accumulated amortization was $354,000 and $107,000 at March 31, 1997 and March 30, 1996, respectively. See Note 3 regarding a discussion of the reduction in intangible assets of $1,825,000 resulting from the acquisition of a minority interest on May 3, 1996.

     In fiscal 1997, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material effect on its consolidated results of operations or financial position.

     Pursuant to SFAS No. 121, long-lived assets and intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is generally determined by using estimated undiscounted cash flows over the remaining amortization period. If the estimates of future undiscounted cash flows do not support recoverability of the carrying value of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

     The Company obtained an independent appraisal in support of the recoverability of the net book value of property and equipment and the DSS switch intellectual property rights at March 31, 1997.

Revenue Recognition

     Revenue from product sales is recognized upon shipment to a credit worthy customer, based on a firm agreement whereby all risks and rewards of ownership have been transferred, in exchange for cash or a receivable which is liquid and collectible. The transaction must be complete in all significant respects as of the date of revenue recognition and free from any significant uncertainties or future obligations and restrictions.

Accrued Liabilities

     At March 31, 1997, accrued liabilities includes unearned revenue of $362,000 and accrued legal fees of $234,000.

Concentration of Credit and Business Risk

     For the year ended March 31, 1997, Concentric Network Corporation ("CNC") accounted for approximately 94% of net sales and 92% of receivables. In April 1997, Sattel initiated a lawsuit against CNC for, among other things, breach of contract (see Note 6). The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral other than, in certain instances, a perfected security interest in the related equipment. In addition, approximately 86% of inventories purchased during the year ended March 31, 1997 were supplied by Sattel Technologies, Inc. ("STI"). However, the Company has established relationships with alternate suppliers such as Sanmina Corporation and I-PAC Manufacturing, Inc. and has assembled product itself in order to reduce its dependency on STI. (See Note 6 for a description of the lawsuit between STI and Sattel).

Product Warranty

     Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold.

Research and Development Costs

     Research and development costs include all engineering charges related to new products and the DSS switch, and are charged to operations when incurred. Engineering, research and development costs were $4,060,000 and $178,000 in fiscal 1997 and 1996, respectively. Engineering, research and development costs were not incurred by the Company prior to the fourth quarter of fiscal 1996 since the intellectual property rights for the switching products were not acquired by SCC until January 1996. Software development costs incurred in the development of Sattel's switching products are required to be capitalized once technological feasibility is established in accordance with SFAS No. 86. Technological feasibility is established upon the successful testing of a prototype or beta-test model based upon Sattel's product development process. Software development costs incurred during the period between completion of a fully-tested model and general market release have not been significant, and, accordingly, have not been capitalized. Various feature development software costs may be incurred, particularly on a specific customer requirement basis. These costs, however, are not considered to meet the SFAS No. 86 criteria for capitalization given the dynamic market nature of such modifications.

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes".

Loss Per Common Share

     Loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period.

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

Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

NOTE 2 - Discontinued Operations

     On November 20, 1996, the Board of Directors of the Company approved a restructuring plan (the "Restructuring") to separate its central office voice and data switching equipment business (the "Sattel Business") from the following businesses:

                    Segment                                 Company
                    -------                                 -------
     Telecommunications equipment distribution              C&L
     Voice and data network installation and service        Valley
     Wholesale distribution of meat and seafood             Entree/APC

     The Restructuring provided for a spin-off of the non-Sattel businesses, through a special dividend to the Company's shareholders. Consequently, the Company reported the results of operations of the telecommunications equipment distribution segment, the voice and data network installation and service segment and the wholesale distribution of meat and seafood segment separately as discontinued operations. Subsequently, the Company received a purchase offer for a majority of the assets of APC. On February 3, 1997, the Board of Directors of the Company approved the sale of a majority of the assets of APC to Colorado Boxed Beef Company ("Colorado"). The sale closed on February 3, 1997.

     Colorado purchased the following assets of APC for $13.5 million: receivables, inventories, machinery and equipment, furniture and fixtures, and certain other current assets. Colorado made a cash payment to APC of $6.9 million of which $712,000 was restricted pursuant to the terms of the Asset Purchase Agreement. At present, $100,000 remains in escrow and will be held there until the earlier of February 1998 or the date on which valid claims against the escrow result in funds being released to Colorado. Colorado also assumed accounts payable and accrued liabilities of APC of $6.6 million. APC repaid $5.8 million to its lender to extinguish all obligations under its revolving line of credit.

     APC retained real estate with a net book value of $2.6 million. The real estate is collateral for two mortgage notes that amount to $781,000. APC has entered into a lease with Colorado that terminates on approximately November 15, 1997. The real estate is listed for sale.

     As a result of the sale of APC's assets, the Company's Board of Directors terminated the original Restructuring plan for a spin-off of the non-Sattel businesses. The Company has adopted a revised Restructuring plan to sell C&L and Valley. The revised Restructuring plan was approved by the Board of Directors in February 1997. The Company anticipates the sales of these businesses and APC's real estate will be completed prior to March 31, 1998. The Company believes that the reserve for loss on disposal recorded at March 31, 1997 of $3,027,000 is sufficient to cover all estimated expenses and net losses of the remaining discontinued operations to be incurred with respect to its revised Restructuring plan.

     The estimated loss on disposal of discontinued operations consists of the following (in thousands):

     Estimated operating losses for the disposal
       period and loss on disposal of C&L and Valley    $ 2,054
     Operating losses for the disposal period and
       loss on the disposal of APC                        2,550
     Investment banking fees, including the fair
       value of a warrant to purchase common stock        1,100
     Professional fees incurred in connection with
       the spin-off                                         854
     Severance payments to Messrs. Fisher, Runge and
       Lilly (see Note 11)                                  508
     Charge due to acceleration of deferred compen-
       sation payments (see Note 11) to Messrs.
       Fisher and Runge                                     137
     Other                                                  347
                                                         ------
                                                        $ 7,550
                                                         ======
     Expenses incurred in connection with the Restructuring include amounts related primarily to legal and accounting fees. The investment banking fees include the estimated fair value of $800,000 for a warrant to purchase 100,000 shares of Company common stock to be issued to an investment banker for services provided in connection with the Restructuring (see Note 7).

     The components of net assets and liabilities of discontinued operations are as follows (in thousands):
                                           March 31, 1997
                             ---------------------------------------------
                                       Telecommuni-    Network
                             Meat and    cations     Installation
                             Seafood   Equipment     and Service    Total
                             --------  ------------  ------------   -----
Receivables                  $    ---    $  4,720     $  3,387    $  8,107
Inventories                       ---       5,429          176       5,605
Other current assets              939         452          348       1,739
Accounts payable                  (98)     (3,584)      (1,280)     (4,962)
Revolving lines of credit         ---      (4,164)      (1,100)     (5,264)
Other current liabilities        (112)       (179)      (1,014)     (1,305)
                              -------     -------      -------     -------
                             $    729    $  2,674     $    517       3,920
                              =======     =======      =======
Reserve for loss on disposal                                        (3,027)
                                                                   -------
Net current assets of
 discontinued operations                                          $    893
                                                                   =======
Property and equipment, net  $  2,572    $    280     $    571    $  3,423
Intangible assets, net            ---       2,317        2,892       5,209
Other assets                      ---         312           88         400
Long term debt                   (781)        ---         (667)     (1,448)
Other liabilities                 ---         ---         (276)       (276)
                              -------     -------      -------     -------
Net noncurrent assets of
  discontinued operations    $  1,791    $  2,909     $  2,608    $  7,308
                              =======     =======      =======     =======
                                           March 30, 1996
                             -----------------------------------------------
                                       Telecommuni-    Network
                             Meat and    cations     Installation
                             Seafood   Equipment     and Service    Total
                             --------  ------------  ------------   -----
Receivables                  $  8,848    $  3,609     $  3,645    $ 16,102
Inventories                     4,541       6,172          536      11,249
Other current assets            1,134         878          288       2,300
Accounts payable               (7,893)     (4,230)      (1,101)    (13,224)
Revolving lines of credit      (2,996)     (2,996)      (1,046)     (7,038)
Other current liabilities        (726)       (520)        (754)     (2,000)
                              -------     -------      -------     -------
Net current assets of
  discontinued operations    $  2,908    $  2,913     $  1,568    $  7,389
                              =======     =======      =======     =======
Property and equipment, net  $  3,170    $    308     $    341    $  3,819
Intangible assets, net            ---       2,780        2,979       5,759
Other assets                      355         323          102         780
Long term debt                   (804)        ---         (800)     (1,604)
Other liabilities                 ---        (200)        (374)       (574)
                              -------     -------      -------     -------
Net noncurrent assets of
  discontinued operations    $  2,721    $  3,211     $  2,248    $  8,180
                              =======     =======      =======     =======

     Operating results, net of minority interest, relating to the discontinued operations for fiscal years 1995 and 1996 and for fiscal year 1997 through the measurement date of November 20, 1996 are as follows (in thousands):
                                  Fiscal Year Ending March 31, 1997
                             ---------------------------------------------
                                       Telecommuni-    Network
                             Meat and    cations     Installation
                             Seafood   Equipment     and Service    Total
                             --------  ------------  ------------   -----
Net sales                    $188,853    $ 19,750      $ 11,540   $220,143
                              =======     =======       =======    =======
Earnings (loss) from
 discontinued operations     $   (584)   $    (51)     $     10   $   (625)
                              =======     =======       =======    =======
                                  Fiscal Year Ending March 30, 1996
                             ---------------------------------------------
                                       Telecommuni-    Network
                             Meat and    cations     Installation
                             Seafood   Equipment     and Service    Total
                             --------  ------------  ------------   -----
Net sales                    $236,108    $ 25,350      $  6,144   $267,602
                              =======     =======       =======    =======
Earnings (loss) from
 discontinued operations     $ (1,067)   $     55      $    393   $   (619)
                              =======     =======       =======    =======
                                   Fiscal Year Ending April 1, 1995
                             ---------------------------------------------
                                       Telecommuni-    Network
                             Meat and    cations     Installation
                             Seafood   Equipment     and Service    Total
                             --------  ------------  ------------   -----
Net sales                    $215,141    $ 35,245      $    ---   $250,386
                              =======     =======       =======    =======
Earnings (loss) from
 discontinued operations     $   (724)   $  2,144      $    ---   $  1,420
                              =======     =======       =======    =======
     In fiscal 1996, state income taxes of $83,000 were allocated to discontinued operations. No income taxes have been allocated to discontinued operations for fiscal 1997 and 1995.

     In reclassifying the Company's financial statements for presentation of discontinued operations, the Company reflected all of APC's interest expense that was paid to the Company under an intercompany loan to discontinued operations. Interest expense paid by APC to the Company was $0, $159,000 and $146,000 in fiscal 1997, 1996 and 1995, respectively. The Company reflected the corresponding interest income in non-operating income (expense) (see
Note 9). All other intercompany interest has been eliminated in consolidation. There was no other allocation of interest to discontinued operations.

     Discontinued operations include management's best estimates of the amounts expected to be realized on the sale of these businesses and assets. The estimates are based on valuations by independent appraisers. The amounts the Company will ultimately realize could differ materially in the near term from the amounts assumed in arriving at the estimated loss on disposal of the discontinued operations.

NOTE 3 - Acquisitions

     In November 1994, the Company and STI entered into a general partnership agreement to establish Sattel Communications Company, which was subsequently converted into SCC. The Company and STI each received a 50% interest in the venture. Profits and losses were allocated equally among the two partners. Under the terms of this agreement, initial contributions to be made to the partnership by the Company were operating capital and the cost of a marketing study which in the aggregate would not exceed $200,000. In addition, the Company agreed to prepare a business plan and a marketing plan for SCC. STI agreed to develop, design and test a telecommunications switch with DataNet capability, manufacture three units, provide administrative services and provide the use of its facilities to SCC until permanent facilities were determined. In addition, STI agreed to license SCC to use its proprietary telecommunications switch (the "DSS switch") in the sale of the DataNet product.

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

     On May 3, 1996, the Company and STI entered into a Supplemental Agreement by which the Company acquired an additional 15% ownership interest in SCC. The acquisition occurred as part of a transaction in which the Company contributed an additional $10 million in cash to SCC. In lieu of contributing its proportionate share of the additional funding to SCC, and in exchange for a release from its obligation related to certain product development efforts, STI agreed to convey to the Company 15% of SCC, together with 50,000 shares of the Diana Shares it had acquired pursuant to the Exchange Agreement. This transaction resulted in a net reduction of approximately $1,825,000 of intangible assets recorded at March 30, 1996. On October 14, 1996, the Company acquired from STI its remaining 5% ownership interest in SCC for 15,000 shares of the Company's common stock. At this time SCC became a wholly-owned subsidiary of the Company.

     In April 1996, SCC transferred its assets and liabilities to a newly-formed limited liability company, Sattel. In addition during fiscal 1997, Sattel granted subordinated equity participation interests, which amount to approximately a 20% effective ownership interest (before consideration of the subordination provisions) in Sattel, to certain employees of the Company.
The Company's effective ownership of Sattel is approximately 80% as a result of these transactions. Sattel is a California Limited Liability Company owned by members (the "Members") owning either of two classes of interests, the "Class A Units" and the "Class B Units" (collectively, the "Units"). SCC holds 8,000 Class A Units. Additional Class A Units are held by Charles Chandler, a former employee, and Sydney Lilly, a current director and former Executive Vice President of the Company. Mr. Chandler and Mr. Lilly hold

350 and 100 Class A Units, respectively. Aggregate capital contributed to Sattel related to these Class A Units totalled $242,000. Initially, 1,550 Class B Units were issued to employees of Sattel in connection with their continued employment, without capital contribution therefor. Certain current and former employees of Sattel continue to collectively own 1,507 Class B Units, representing all of the Class B Units currently outstanding.

     The following table reflects the current ownership of the Class B Units by the management of Sattel and others as of July 1, 1997:

                     Name               Class B Units
               ----------------         -------------
               James J. Fiedler              350
               Daniel W. Latham              250
               David Held                    250
               Bruce Thomas                  250
               Others                        407
                                           -----
                                           1,507
                                           =====
     No compensation expense was recognized upon the granting of the Class B Units to the employees. The estimated fair value of such units at the date of grant was considered immaterial to the financial statements based on the subordinated nature of the interests resulting from the priority distributions payable to holders of Class A Units. Compensation expense will be recognized prospectively when it becomes probable that a conversion or other defined triggering event will occur. Compensation cost will be charged to expense over the period from the date the triggering event becomes probable to the date of the triggering event or the end of the required service period, whichever occurs first. If Sattel exercises its option to repurchase equity interests previously granted to employees, total compensation cost will be equal to the cash paid upon repurchase.

     If in the future Sattel achieves cumulative pre-tax profits of at least $15 million over the four most recent quarters, the members holding Class B Units not subject to the Board of Directors' authorization discussed in the next paragraph will have the right and obligation (the "Conversion Rights") to convert their Class B Units into Company common stock on the basis of 500 shares of Company common stock for each Class B Unit, subject to adjustment for stock dividends, stock splits, merger, consolidation or stock exchange. The Conversion Rights are included in Class B Agreements amended in November 1996 in lieu of provisions of the April 1, 1996 agreement that provided members holding Class B Units might require Sattel to conduct an initial public offering, upon the achievement of the same cumulative pre-tax profit measure discussed above, in which the Class B holders would have the right to convert Class B Units into securities being offered, and would have the right to have those securities registered under the Securities Act of 1933 (the "Registration Rights"). If a majority of the Class B Units are redeemed or purchased by Sattel or an affiliate, or if a triggering event (including the conversion of a majority of the Class B Units) occurs, the individual Class
A holders are entitled to have their Units redeemed, purchased or to participate on the same terms as the Class B Units, except with an upward adjustment in price to reflect the priority of distribution associated with the Class A Units. Pursuant to agreements regarding Class A Units, the holders of Class A Units other than SCC also have the right, but not the obligation, to require the Company to purchase all, but not less than all, of such holder's Class A Units at a price equal to the agreed-upon or appraised fair market value at any time after April 1, 1999.

     As a result of the Company's Restructuring, its continuing operations are only those of Sattel. The Conversion Rights discussed above provided the Class B Unit holders with an approximately comparable ownership interest in the Company as they have in Sattel.

     On September 4, 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of Diana and Sattel at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement discussed above and the conversion into Company common stock at the option of the holder. Consequently, there will be a compensation charge of approximately $3,825,000 recorded in the second quarter of fiscal 1998. This charge is based on the value at September 4, 1997 of 600,000 shares of Company common stock at $6.375 per share that will be issuable to Class B Unit Holders. Assuming that Class A Units, other than those held by SCC, are convertible on the same basis as a result of the Board of Directors' authorization discussed above, additional charges of $1,434,000 would be recognized based on 225,000 shares of Company common stock and a per share price of $6.375.

     The following unaudited pro forma results of operations for the last two fiscal years assume the acquisition of SCC (including the transactions on May 3, 1996 and October 14, 1996) occurred at the beginning of fiscal 1996 (in thousands, except per share amounts):

                                            1997        1996
                                           ------      ------
     Net sales                            $  7,154    $   264
                                           =======     ======
     Loss before extraordinary items      $(20,601)   $(4,058)
                                           =======     ======
     Net loss                             $(21,109)   $(4,058)
                                           =======     ======
     Net loss per common share            $  (4.00)   $  (.87)
                                           =======     ======
     This pro forma information does not purport to be indicative of the results that actually would have been obtained if the combined operations had been conducted during the periods presented and is not intended to be a projection of future results.

NOTE 4 - Marketable Securities

     Marketable securities at March 30, 1996 consist of the following (in thousands):
                           Available-for-Sale Marketable Securities
                         --------------------------------------------
                                       March 30, 1996
                         --------------------------------------------
                                     Gross        Gross     Estimated
                                  Unrealized   Unrealized     Fair
                           Cost      Gains        Losses      Value
                           ----   ----------   ----------   ---------
Debt securities          $   303   $   ---       $    12     $   291
Equity securities          1,786       ---           864         922
                           -----     -----         -----       -----
                         $ 2,089   $   ---       $   876     $ 1,213
                           =====     =====         =====       =====
     The gross realized gains on sales of available-for-sale securities totaled $0, $31,000 and $14,000 in fiscal 1997, 1996 and 1995, respectively, and the gross realized losses totaled $736,000, $5,000 and $1,241,000 in fiscal 1997, 1996 and 1995, respectively. The net adjustment to unrealized losses on available-for-sale securities included as a separate component of shareholders' equity totaled $0 and $876,000 at March 31, 1997 and March 30, 1996, respectively.

NOTE 5 - Long-Term Debt

     Long-term debt consists of the following (in thousands):

                                                March 31,   March 30,
                                                  1997        1996
                                                --------    --------
     Subordinated debentures due January
      2002 and capitalized interest             $ 1,958      $ 2,099

     Less current maturities                       (141)        (141)
                                                 ------       ------
                                                $ 1,817      $ 1,958
                                                 ======       ======
     The foregoing consists of principal of $1,254,000 and capitalized interest of $704,000 at 11.25%. The debentures, which were issued in January 1992, are unsecured. The payment of cash dividends by the Company is restricted by the subordinated debentures which provide that the consolidated tangible net worth of the Company cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures, or $1,254,000.

     Approximate annual amounts payable by the Company on long-term debt are as follows (in thousands):

               1998................   $   141
               1999................       141
               2000................       141
               2001................       141
               2002................     1,394
                                        -----
                                      $ 1,958
                                        =====

NOTE 6 - Commitments and Contingencies

     Diana and Sattel lease their facilities and various equipment under noncancelable lease arrangements for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases. Total rental expense under operating leases in fiscal 1997, 1996, and 1995 was $279,000, $63,000 and $46,000, respectively.

     Future minimum payments under noncancelable operating leases with initial terms of one year or more for fiscal years subsequent to March 31, 1997 are as follows (in thousands):

               1998................   $ 126
               1999................      44
               2000................      24
               2001................       5
               2002................     ---
                                       ----
                                      $ 199
                                       ====
     The Diana Corporation Securities Litigation (Civ. No. 97-3186). This is a consolidation of what were originally nine separate actions brought in the United States District Court for the Central District of California on behalf of purchasers of the Company's common stock during a class period that extended from December 6, 1994 through May 2, 1997. On July 23, 1997, the Court entered a stipulation and order consolidating the nine actions for all purposes. On September 9, 1997, plaintiffs filed a consolidated amended complaint (the "Consolidated Complaint") asserting claims against the Company, certain of its present and former directors and officers, and others under Section 10(b) of the Securities Exchange Act of 1934. The Consolidated Complaint alleges essentially that the Company and other defendants were engaged in a scheme to inflate the price of the Company's common stock during the class period through false and misleading statements and manipulative transactions. The Consolidated Complaint seeks unspecified damages, but identifies the significant movement in the Company's stock price during the putative class period (a swing of more than $115 per share) to imply that the damages that will be claimed will exceed the Company's assets.

     No discovery or substantive proceedings have occurred. The Company must respond to the consolidated amended complaint by September 30, 1997 if by motion to dismiss, or by October 17, 1997 if by answer. The Company intends to defend this action vigorously.

     As discussed in Note 16, the Company has adjusted certain previously reported fiscal 1997 unaudited quarterly financial information. It cannot presently be determined what effect, if any, such restatements will have on the class actions discussed above, or any other potential claims by investors which may be asserted against the Company.

     Sattel Technologies, Inc. v. Sattel Communications LLC, Case No. BC 167829, Superior Court, Los Angeles County, California. STI filed this action in March 1997, claiming damages for breach of contract and lack of payment for goods sold and delivered. The damages claimed are roughly $2 million. On April 10, 1997, STI's motion for prejudgment attachment was denied. Sattel believes that a portion of the claim is legitimate trade debt and a substantial additional portion is unfounded. Sattel is also contemplating a number of counterclaims as an offset to the valid debt.
Since April 10, 1997, the parties have engaged in settlement negotiations, which are still ongoing. If settlement discussions are not successful, Sattel intends to defend this action vigorously and assert the appropriate counterclaims. The Company believes the amount accrued of $807,000 is the proper amount owed to STI at March 31, 1997.

     Charles Chandler v. C&L Communications, Diana Corporation, Mellon Financial Services Corporation and Lisa Chandler, Case No. 97-CI-01290, District Court, Bexar County, Texas. The plaintiff, Mr. Chandler, a former officer and director of C&L, filed this case in February 1997, claiming that the various defendants either negligently or intentionally deprived him of marketable certificates of the Company's common stock. By the time the certificates were provided, Mr. Chandler claims that the trading value was greatly diminished. Discovery is underway. There is no trial date set. The Company is providing Mellon, the Company's transfer agent, with a defense and indemnification under a reservation of rights. Ms. Chandler, a former officer and director of C&L, is represented separately. She has made a claim for indemnification that, under Texas law, will be determined at the end of the case. The Company intends to defend the case vigorously. Based upon the limited discovery to date, the Company believes that Mr. Chandler's claims against C&L, the Company and Mellon lack substantial merit.

     The effects of the matters discussed above cannot presently be determined. However, it is reasonably possible that events will occur in the near term to allow the Company to estimate such effects. The Company is also involved with other proceedings or threatened actions incident to the operation of its businesses. It is management's opinion that none of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

     Sattel Communications LLC v. Concentric Network Corporation ("CNC"), Case No. LC 040906, Superior Court, Los Angeles County, California. Sattel filed this action as plaintiff in April 1997. The complaint sought damages of roughly $4.2 million relating to products CNC purchased, plus additional compensatory and punitive damages for, among other things, breach of contract. On June 25, 1997, the trial court granted Sattel's motion for pre-judgment attachment in the amount of $3.6 million. The granting of the motion was based upon the Court's preliminary determination on the probable validity of Sattel's claim. On June 30, 1997, Sattel posted an undertaking, in the form of a $75,000 bond, to secure the attachment. On July 9, 1997, Sattel secured a final judgment from the Court. The basic terms are: (i) a $4.4 million judgment against CNC and in favor of Sattel; (ii) certain restrictions on Sattel's CNC stock holding have been lifted, such that Sattel has the election to sell up to 25% of its CNC holding immediately following the completion of CNC's proposed Initial Public Offering ("IPO") at the IPO price; and (iii) dismissal and mutual release of all claims between the parties. Sattel agreed to wait until August 15, 1997 before executing upon the judgment. Subsequently, Sattel has collected both the $4.4 million judgment and $396,000 from the partial sale of its CNC holdings.

NOTE 7 - Shareholders' Equity

     The Company has two nonqualified stock option plans under which options to acquire up to 1,339,389 shares of the Company's common stock may be granted to directors, officers and certain employees of the Company and its subsidiaries. At March 31, 1997, 501,029 options were available for grant under both plans. Both plans are administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under each plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. The term of options granted shall not exceed 11 years from the date of grant of the option or from the date of any extension of the option term.

     The following table summarizes the transactions for both stock option plans for the last three fiscal years:

                                                       Option Price
                                         Options        Per Share
                                         -------       ------------
     Outstanding at April 2, 1994        544,264      $ 1.95 -  5.55
        5% stock dividend                 27,212            ---
        Exercised                         (4,500)           2.15
                                         -------
     Outstanding at April 1, 1995        566,976        1.95 -  5.55
        5% stock dividend                 31,482            ---
        Granted                          385,000        5.90 - 19.05
        Exercised                        (12,300)           2.15
                                         -------
     Outstanding at March 30, 1996       971,158        1.95 - 19.05
        5% stock dividend                 53,119            ---
        Granted                          135,024        5.00 - 27.00
        Canceled                        (320,941)          19.05
                                         -------
     Outstanding at March 31, 1997       838,360        1.95 - 27.00
                                         =======
     Exercisable at March 31, 1997       714,125        1.95 - 19.05
                                         =======

                                      Weighted
                           Weighted   Average                      Weighted
                           Average    Remaining                    Average
Option Price  Outstanding  Exercise   Contractual    Exercisable   Exercise
Per Share       Options    Price      Life (Years)   Options       Price
------------    -------    --------   -----------    -----------   --------
$   1.95         48,620     $ 1.95        .75           48,620      $ 1.95
  4.63- 5.90    657,600       5.58       1.11          645,600        5.59
 19.01-27.00    132,140      20.97       4.29           19,905       19.05
                -------                                -------
                838,360       7.79                     714,125        5.72
                =======                                =======

     The Company accounts for these plans under APB Opinion No. 25, under which the total compensation expense recognized is equal to the difference between the option exercise price and the underlying market price of the stock at the measurement date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     The following pro forma net loss and net loss per common share for fiscal 1997 and 1996 assume that compensation cost was recognized for the vested portion of the awards granted in those years, based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                           1997          1996
                                           ----          ----
     Net loss - as reported              $(21,018)     $(3,365)
     Net loss - pro forma                 (21,500)      (3,592)
     Net loss per share - as reported       (3.99)        (.76)
     Net loss per share - pro forma         (4.08)        (.82)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1997 and 1996:

                                         1997          1996

     Expected stock price volatility     93.3%         72.9%
     Risk free interest rate              6.2%          6.8%
     Expected life of options             4.8 years     4.9 years

     The weighted average exercise prices per share for options outstanding and exercisable at March 31, 1997 are $7.79 and $5.72, respectively. The weighted average exercise prices per share for options outstanding and exercisable at March 30, 1996 are $10.20 and $5.60, respectively. The weighted average fair value of options granted during fiscal 1997 and 1996 is $17.65 and $3.65 per share, respectively.

     During fiscal 1997, the Company made a commitment to issue a warrant to an investment banker for services provided in connection with the Restructuring to purchase 100,000 shares of the Company's common stock at $22.63 per share (see Note 2). The warrant can be exercised at any time through February 2000. The Company recorded the fair value of the warrant within discontinued operations (see Note 2). The fair value of the warrant of $800,000 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

     Expected stock price volatility     135.91%
     Risk free interest rate               5.89%
     Expected life of options              3 years

     In fiscal 1997, the Company recognized compensation expense of $125,000 in connection with the issuance of restricted stock and the amendment of certain previously issued stock options.

     At March 31, 1997, the Company had 1,078,500 shares of common stock available for the conversion of Sattel Class A and B Units and for warrants. See Note 15 regarding activity subsequent to March 31, 1997 impacting Shareholders' Equity.

NOTE 8 - Income Taxes

     A reconciliation of the income tax credit and the amount computed by applying the statutory federal income tax rate (34%) to loss from continuing operations before extraordinary items, minority interest and income tax credit for the last three fiscal years is as follows (in thousands):

                                             1997        1996        1995
                                           --------    --------    -------
Credit at statutory rate................   $ (4,604)   $ (1,108)   $ (728)
Settlements of liabilities of
  unconsolidated subsidiary.............         (5)       (156)      (36)
Tax effect of net operating loss not
  benefitted............................      4,500       1,276       758
Refund of federal income taxes paid
  in a prior year.......................       (836)        ---       ---
Other, net..............................        109         (12)        6
                                              -----       -----      ----
Income tax credit.......................   $   (836)    $   ---    $  ---
                                              =====       =====      ====
     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The components of the Company's deferred tax assets and liabilities of continuing operations are as follows (in thousands):
                                                  March 31,   March 30,
                                                    1997        1996
                                                  ---------   ---------
  Federal net operating loss carryforwards        $ 11,950    $   7,830
  State net operating loss carryforwards             1,835        1,629
  Reserve for loss on discontinued operations          953          ---
  Federal capital loss carryforward                    659          408
  Excess and obsolete inventory reserve                560          ---
  Capitalized interest on Diana debentures             281          338
  General business credit carryforwards                145          145
  Deferred compensation                                ---          380
  All others                                           686          225
                                                    ------       ------
    Total deferred tax assets                       17,069       10,955
  Valuation allowance for deferred tax assets      (15,234)      (8,352)
                                                    ------       ------
    Net deferred tax assets                          1,835        2,603

  Intangible assets (net)                            1,489        2,256
  All others                                           346          347
                                                    ------       ------
    Total deferred tax liabilities                   1,835        2,603
                                                    ------       ------
Net deferred taxes                                $    ---     $    ---
                                                    ======       ======
     The Company has approximately $35,000,000 in both federal and state net operating loss carryforwards. These carryforwards expire at various dates through fiscal 2012. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" as defined in Section 382 of The Internal Revenue Code of 1986. Subsequent to March 31, 1997, there may have been ownership changes which would significantly limit the Company's ability to immediately utilize its net operating loss carryforwards.

NOTE 9 - Non-Operating Income (Expense)

     Non-operating income (expense) consists of the following for the last three fiscal years (in thousands):

                                          1997      1996       1995
                                         ------     ------     ------
     Write-down of CNC preferred stock  $(1,060)   $   ---    $    ---

     Net gains (losses) on sales of
       marketable securities               (736)        26     (1,227)

     Interest income                        427        457        743

     Gain on settlements of lawsuits        ---        ---        199

     Other                                   32        (18)       (26)
                                        -------     ------     ------
                                       $ (1,337)   $   465    $  (311)
                                        =======     ======     ======

     In June 1996, CNC executed a Promissory Note for $5,000,000 in favor of Sattel for a bridge loan. CNC granted to Sattel a warrant to purchase a split adjusted 36,765 shares of CNC Series D Preferred Stock ("CNC Preferred Stock") at a split adjusted exercise price of $20.40 per share (equal to the par value of such shares) as additional consideration for the bridge loan to CNC. The warrant is exercisable immediately and expires on June 6, 1999. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Preferred Stock. In September 1996, Sattel sold to StreamLogic Corporation 1,838,234 shares, or 49% of its CNC Preferred Stock for $2.5 million. No gain or loss was recognized in connection with this sale.

     In August 1997, CNC completed its IPO at an offering price of $12.00 per share. The CNC Preferred Stock owned by Sattel was automatically converted into CNC common stock immediately prior to the closing of the IPO. The value of Sattel's investment in CNC Preferred Stock, after giving effect to a reverse 1 for 15 stock split and based on a $12.00 per share offering price, is approximately $1,512,000. The Company deemed this value to be the maximum fair market value of its holding on an if-converted basis at March 31, 1997 and in addition, concluded the value of that investment was permanently impaired. Consequently, the Company recorded a non-operating loss of $1,060,000 in fiscal 1997 related to the impairment of its investment. The investment in CNC Preferred Stock of $1,512,000 is classified within other current assets in the Consolidated Balance Sheet. The Company is prohibited from selling 75% of its CNC common stock for six months following CNC's IPO. Sattel sold 25% of its CNC common stock in August 1997 at $12.00 per share and received $396,000. The Company continues to own the warrant from CNC which is now for CNC common stock as a result of the conversion discussed above. The fair value of CNC's common stock at September 15, 1997 was $14.25 per share.

NOTE 10 - Extraordinary Items

     On October 4, 1996, APC refinanced its revolving line of credit with a new lender. In connection with the refinancing, APC incurred expenses of $227,000 which are reflected in the fiscal 1997 Consolidated Statement of Operations as an extraordinary item pursuant to SFAS No. 4.

     In February 1997, APC sold a majority of its assets and used part of the proceeds to repay its revolving line of credit (see Note 2). APC incurred expenses of $281,000 in connection with the early repayment which are reflected in the fiscal 1997 Consolidated Statement of Operations as an extraordinary item pursuant to SFAS No. 4.

NOTE 11 - Related Party Transactions

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

     The Promissory Notes provide for full repayment prior to November 1, 1999 in the event of the following: (a) upon any transfer of Messrs. Fiedler's or Latham's Class B Units in Sattel (other than to a Permitted Transferee, as defined in the Agreement Regarding Award of Class B Units (the "Award Agreement")), or by any such Permitted Transferee (including without limitation certain transfers contemplated by the Award Agreement) or (b) upon any exchange or conversion of Class B Units for or into securities registered under the Securities Exchange Act of 1934, as amended, in accordance with the Award Agreement. In connection with the employment agreements with Messrs. Fiedler and Latham entered into on September 4, 1997, the Company's Board of Directors agreed to forgive the notes. Under the employment agreements, equal one third portions of the notes will be forgiven at September 4, 1997 and, if their respective employments are renewed, at each of the next two anniversaries of the date of the employment agreements, provided that each individual remains as an employee of the Company at each such forgiveness date.

     Messrs. Fiedler and Latham used the proceeds of the loan to each purchase 100 non-forfeitable Class B Units of Sattel from Mark Jacques, a former officer of Sattel, for an aggregate purchase price of $600,000. On November 12, 1996, Sattel entered into a settlement agreement with Mr. Jacques whereby Mr. Jacques (i) agreed to the assignment to the Company of the employment agreement between him and Sattel and (ii) retained his remaining 250 Class B Units of Sattel. Mr. Jacques was terminated as an employee of the Company in January 1997. Upon a review of the various transactions and taking into account all of the available information, the Company has accounted for the loans to Messrs. Fiedler and Latham and their purchase of Class B Units from Mr. Jacques as a settlement with Mr. Jacques and recorded an expense of $600,000 during the third quarter of fiscal 1997 (see Note 16).

     The Company entered into Separation Agreements, dated November 20, 1996 (the "Separation Agreements"), with each of Richard Y. Fisher, Sydney B. Lilly and Donald E. Runge (the "Departing Officers") that provide for termination of employment and resignation from all offices and directorships in the Company and its subsidiaries by the Departing Officers, except for Mr. Lilly's directorship of the Company. The Separation Agreements provide for payment by the Company, as of November 29, 1996, of $186,000 and $749,000, respectively, to Mr. Runge and Mr. Fisher, in settlement of deferred compensation previously earned and payments of $343,000 to Mr. Fisher and $83,000 to each of Mr. Runge and Mr. Lilly as severance settlements resulting in total payments to the Departing Officers of $1,444,000. In accordance with provisions of the Amended and Restated Employment Agreements entered into by the Company and each of the Departing Officers on April 2, 1995, each Departing Officer shall be entitled to have all medical, dental, hospital, optometrical, nursing, nursing home and drug expenses for themselves and their spouses paid by the Company for life, or in the case of Mr. Lilly, until March 31, 2000. The Separation Agreement for Mr. Fisher provides that he shall repay in full a promissory note dated April 11, 1988, in the amount of $42,469. The Separation Agreements further provide that all stock options of the Departing Officers shall remain exercisable until December 31, 1997 (April 2, 2000 with respect to 82,688 options granted to Mr. Lilly on April 2, 1995) and amends existing Stock Option Agreements with Messrs. Fisher, Lilly and Runge to provide for, among other things, the Company to maintain the effectiveness of the Form S-8 Registration Statement currently in effect covering the exercise of the stock options. The Company has made all required payments under the Separation Agreements.

     Certain of the Company's non-employee directors have provided services to the Company and/or its subsidiaries for which they were compensated. Amounts accrued or paid to all directors for these services during fiscal 1997, 1996 and 1995 are $4,000, $13,000 and $217,000, respectively.

     In February 1997, APC conveyed its 50% ownership interest in Fieldstone Meats of Alabama, Inc. to a former officer and director of APC in consideration for past services as a director of APC.

NOTE 12 - Business Segment Information

     The Company operates worldwide in the central office voice and data switching equipment business segment. This segment consists solely of the operations of Sattel. In fiscal 1997, Sattel had sales to one domestic customer that comprised 94% of net sales. In fiscal 1996, Sattel had sales to two customers that comprised 68% and 32% of net sales. Information by industry segment is as follows (in thousands):

                                                  Fiscal Year Ended
                                           ------------------------------
                                           March 31,  March 30,  April 1,
                                             1997        1996      1995
                                           --------   ---------  --------
Net Sales:
 Switching equipment...................    $  7,154   $   264    $   ---
                                            =======    ======     ======
Operating loss:
 Switching equipment...................    $ (8,740)  $(1,883)   $   ---
 Corporate.............................      (3,410)   (1,809)    (1,697)
                                            -------    ------     ------
                                           $(12,150)  $(3,692)   $(1,697)
                                            =======    ======     ======
Depreciation and amortization:
 Switching equipment...................    $    467   $   111    $   ---
 Corporate.............................          11        10          8
                                            -------    ------     ------
                                           $    478   $   121    $     8
                                            =======    ======     ======
Capital expenditures:
 Switching equipment...................    $  1,902   $   136    $   ---
 Corporate.............................          12        25         12
                                            -------    ------     ------
                                           $  1,914   $   161    $    12
                                            =======    ======     ======
Identifiable assets:
 Switching equipment...................    $ 14,811   $ 8,359    $   ---
 Discontinued operations...............       8,201    15,569     16,820
 Corporate.............................         232     5,164      7,385
                                            -------    ------     ------
                                           $ 23,244   $29,092    $24,205
                                            =======    ======     ======

NOTE 13 - Statements of Cash Flows

     Supplemental cash flow information relating to continuing operations for the last three fiscal years is as follows (in thousands):

                                       1997       1996       1995
                                      ------     ------     ------
Change in current assets and
 liabilities:
  Receivables....................     $(4,540)   $   173    $ 1,584
  Inventories....................      (1,850)    (1,005)       ---
  Other current assets...........         294        108        210
  Accounts payable...............       2,076        338        (10)
  Other current liabilities......         856         15        (10)
                                       ------     ------     ------
                                      $(3,164)   $  (371)   $ 1,774
                                       ======     ======     ======
Supplemental information:
 Interest paid...................     $   ---    $   ---    $    35

Non-cash transactions:
 Purchase of minority interest
  with common stock..............       1,818      4,944      1,895
 Conversion of promissory note
  and accrued interest into CNC
  preferred stock................       5,072        ---        ---
 Reduction of net liabilities
  of unconsolidated subsidiary...         ---        219        ---

NOTE 14 - Liquidity and Capital Resources

     The Company encountered a liquidity deficiency in fiscal 1997 and subsequently, primarily because (i) certain customers of Sattel were past due on receivables, (ii) Sattel has granted certain customers extended payment terms, (iii) Sattel's revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring.

     As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July 1997, the Company raised $5,597,000 through equity and debt financings (see Note 15 for additional information). After completion of the equity and debt financings, collection of $4.4 million from CNC and the anticipated sales of C&L, Valley and APC's real estate discussed further below, management believes that it will have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through March 31, 1998. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all.

     The Company is seeking buyers for C&L and Valley. It is anticipated that the proceeds of the sales of these businesses and assets will be used to fund a portion of the Company's capital and operating requirements in fiscal 1998. Restrictions in the revolving lines of credit of C&L and Valley prevent the Company from presently accessing funds from these subsidiaries.

Such restrictions in C&L's revolving line of credit may also initially limit the Company's access to the total proceeds from a sale of Valley prior to any ultimate sale of C&L given the existing ownership structure of Valley.

     As discussed above, recent events have improved the Company's short-term liquidity. The Company nevertheless considers that its liquidity situation, over the longer term, will be dependent on its operating results and not its ability to divest its discontinued subsidiaries and assets. The Company could remain relatively constrained and its ability to access outside sources of capital could be restricted until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. No assurances can be given that the Company will be able to maintain its liquidity over an extended period of time as required for the Company to achieve its operating goals.

NOTE 15 - Subsequent Events

     On May 13, 1997, the Company issued warrants to Superior St. Capital, its investment banking firm, in connection with the equity financing discussed below to purchase 324,000 shares of the Company's common stock at $2.25 per share. A warrant to purchase 273,000 shares of common stock is exercisable immediately and expires five years from issue. A warrant to purchase 51,000 shares of common stock is exercisable on November 13, 1997 and expires on November 13, 2002. Registration rights were provided to the owner of the warrants.

     In June 1997, the Company's Board of Directors authorized the following items with respect to the Company's two nonqualified stock option plans:

     a) Stock options to purchase 46,897 shares of the Company's common stock were granted to certain employees of Sattel. In addition, the Board of Directors authorized the issuance of an additional 100,000 stock options pursuant to the Company's plan to Sattel employees.

     b) All current employees that have been granted stock options will be eligible to exchange existing stock options for new options that have an exercise price of $3.00 per share. The new options vest equally over a three year period commencing June 1, 1997.

     c) Stock options to purchase 5,000 shares of the Company's common stock were granted to each of two outside members of the Board of Directors that joined the Board in fiscal 1997. These options have an exercise price of $3.00 per share.

     d) The expiration date of stock options owned by outside members of the Board of Directors as of June 5, 1997 was extended from December 31, 1997 to December 31, 2000. This extension established a new measurement date for accounting purposes, the effects of which will be recorded in the first quarter of fiscal 1998.

     In July 1997, the Company issued 1,880,750 shares of its common stock at $2.00 per share in a private placement under Regulation D of the Securities Act of 1933. The Company received $3,362,000 from the private placement, net of fees of $400,000. In addition, warrants to purchase 1,880,750 shares of the Company's common stock at $3.00 per share were issued to the Regulation
D participants. The warrants are exercisable immediately and expire 5 years from issuance. Mr. Fiedler, the Company's Chairman and Chief Executive Officer, participated in the private placement and purchased 175,000 shares of common stock and received warrants to purchase 175,000 shares of the Company's common stock. In addition, Mr. Stephen W. Portner, a Director, and his daughter collectively participated in the private placement and purchased 11,250 shares of common stock and received warrants to purchase 11,250 shares of the Company's common stock. The common stock and common stock warrants issued in the private placement are subject to registration rights.

     In July 1997, the Company received $2,235,000 upon the issuance of $2,500,000 in 8% convertible notes. Fees and expenses amounted to $265,000. The notes are convertible into the Company's common stock which will be issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933. The conversion price is the lessor of $6.64 or 80% of the 5 day average closing bid price on a conversion date with a conversion floor price (the "Conversion Floor Price") of $1.50 per share, provided that if the average closing bid price for any 20 consecutive trading days prior to a conversion date is less than $1.50 per share, the Conversion Floor Price will be adjusted to 80% of such 20 day average closing bid price. A further restriction on conversion provides that in no event shall the holder be entitled to convert any portion of the note in excess of that portion of the note upon conversion of which the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of this note as defined in the Subscription Agreement) and (2) the number of shares issuable upon the conversion of the portion of the note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.9% of the outstanding common stock of the Company. The note can be converted equally beginning 45, 75 and 105 days following July 17, 1997. Interest is payable semi-annually in arrears in the form of Company common stock based on the above-described conversion price. After one year, the Company may, by written notice to the holders, prepay the notes in whole or in part. The notice shall be given at least ten (10) days prior to the payment date and on such date the Company shall pay the outstanding principal and all accrued interest on the note, unless prior to such payment date the holder has delivered a notice of conversion. Any unconverted principal amount and accrued interest thereon shall at the maturity date be paid, at the option of the Company, in either (a) cash or (b) common stock valued at a price equal to the average closing bid price of the common stock for the five (5) trading days immediately preceding the maturity date. The fair value of the "in-the-money" portion of the notes at the date of issuance will be recorded as a debt discount and amortized prospectively as interest expense.

     The 8% convertible notes contain certain event of default provisions.
If an event of default occurs and is not waived by the holders of a majority of all notes, the Company must redeem the notes at 125% of the outstanding principal amount due. Significant event of default provisions include among other things: proceedings for relief under bankruptcy law, insolvency, money judgment or writ of attachment in excess of $500,000 filed against the Company and the delisting of the Company's common stock from an exchange or the Nasdaq Stock Market.

     In addition, warrants to purchase 37,037 of common stock at an exercise price of $6.75 per share were issued to the escrow agent for the Regulation
S offering. These warrants are exercisable after 41 days of issuance and expire on July 17, 2000. Upon exercise of the warrants, the Company's common stock will be issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933. The fair value of the warrants will be recorded as debt issue costs in the second quarter of fiscal 1998.

     Mr. Fiedler, the Company's Chairman and Chief Executive Officer, loaned the Company $250,000 in June 1997. The principal amount of the loan was converted to common stock in conjunction with Mr. Fiedler's purchase of Company common stock pursuant to the Regulation D private placement in July 1997. Mr. Latham, the Company's President and Chief Operating Officer, loaned the Company $98,000 subsequent to March 31, 1997. This loan was repaid in July 1997.

NOTE 16 - Quarterly Results of Operations (Unaudited)

     Fiscal Year Ended March 31, 1997 (in thousands, except per share amounts):

                                     12 Weeks Ended
                          -------------------------------------  16 Weeks
                                      January 4,    October 12,   Ended
                          March 31,      1997          1996      July 20,
                             1997     (Restated)    (Restated)     1996
                          ---------   ----------    -----------  --------
Net sales                 $     95     $  2,552     $   3,666    $    841
Gross profit (loss)         (1,290)       1,842         2,775         695

Loss from:
 Continuing operations    $ (6,742)    $ (3,663)    $    (781)   $ (1,149)
 Discontinued operations    (2,000)      (2,273)       (3,729)       (173)
 Extraordinary items          (281)         ---          (227)        ---
                           -------      -------      --------     -------
Net loss                  $ (9,023)    $ (5,936)    $  (4,737)   $ (1,322)
                           =======      =======      ========     =======
Loss per common share:
 Continuing operations    $  (1.27)    $   (.69)    $    (.15)   $   (.22)
 Discontinued operations      (.38)        (.43)         (.71)       (.03)
 Extraordinary items          (.05)         ---          (.04)        ---
                           -------      -------      --------     -------
Net loss per common
 share                    $  (1.70)    $  (1.12)    $    (.90)   $   (.25)
                           =======      =======      ========     =======

     Fiscal 1997 represents Sattel's first full year of operations as a consolidated subsidiary of Diana, and as a designer, developer, manufacturer, marketer and distributor of telecommunications equipment for an industry which continues to be impacted by deregulation. Sattel's results may fluctuate from quarter to quarter, however, the Company's quarterly results for fiscal 1997 are not necessarily indicative of the results which can be expected on a quarterly basis in the future. Sales during the first three quarters of fiscal 1997 relate primarily to sales to CNC. There were no sales to CNC in the fourth quarter.

     Having completed its first full year of operations in its primary business to design, develop, engineer, manufacture, market and distribute telecommunications switches, and pursuant to advice received from the Company's independent accountants, Sattel's sales and gross profit as previously reported for the second and third quarters of fiscal 1997 have been adjusted for accounting errors to postpone the recording of sales with respect to four of Sattel's customers until the occurrence, if any, of certain future events. As a result, sales for the second and third quarters of fiscal 1997 were reduced by $380,000 and $1,785,000, respectively, and gross profit was reduced by $259,000 and $1,215,000, respectively, to reflect the postponement of sales. In addition, the Company, pursuant to the advice received from the Company's independent accountants, revised its accounting with respect to a third quarter settlement involving a former employee of the Company. The revision resulted in a $600,000 settlement expense being recorded in the third quarter of fiscal 1997 (see Note 11). The Company also reclassified $227,000 from loss from discontinued operations to extraordinary items for the twelve weeks ended October 12, 1996 (see Note 10) and corrected the recording of certain expenses of $120,000 by moving them from the second to the third quarter of fiscal 1997.

     The results of operations as originally reported for the twelve weeks ended January 4, 1997 and October 12, 1996 are as follows:

                                           12 Weeks Ended
                                      -------------------------
                                      January 4,    October 12,
                                         1997          1996
                                      ----------    -----------
Net sales                              $  4,337     $   4,046
Gross profit                              3,057         3,034

Loss from:
 Continuing operations                 $ (1,728)    $    (642)
 Discontinued operations                 (2,273)       (3,956)
                                        -------      --------
Net loss                               $ (4,001)    $  (4,598)
                                        =======      ========
Loss per common share:
 Continuing operations                 $   (.33)    $    (.12)
 Discontinued operations                   (.43)         (.75)
                                        -------      --------
Net loss per common share              $   (.76)    $    (.87)
                                        =======      ========

     Loss from continuing operations for the third and fourth quarters of fiscal 1997 includes the following significant (income), expenses and losses (in thousands):
                                             Third Quarter   Fourth Quarter

     Settlement expense with former employee    $ 600           $  ---
     Realized loss on sales of marketable
      securities                                  736              ---
     Income tax credit                           (836)             ---
     Excess and obsolete inventory charges
      (also impacted gross profit)                ---            1,400
     Writedown of CNC investment                  ---            1,060
                                                 ----            -----
                                                $ 500           $2,460
                                                 ====            =====
     The loss from discontinued operations consists of the following charges and losses by quarter in fiscal 1997 (in thousands):

                             First    Second    Third    Fourth     Total
                             ------   ------    ------   -------    -----
Loss from discontinued
 operations                  $(173)  $  (229)  $  (223)  $   ---   $  (625)

Estimated loss on disposal     ---    (3,500)   (2,050)   (2,000)   (7,550)
                              ----    ------    ------    ------    ------
                             $(173)  $(3,729)  $(2,273)  $(2,000)  $(8,175)
                              ====    ======    ======    ======    ======
     During the second quarter of fiscal 1997, the Company recorded a provision of $3,500,000 for estimated losses in connection with the original Restructuring plan (see Note 2). During the third quarter of fiscal 1997, the Company recorded a provision of $2,050,000 for estimated losses on the sale of APC. In the fourth quarter of fiscal 1997, the Company recorded a provision of $2,000,000 for an adjustment of the estimated proceeds on the sale of APC's real estate and additional estimated losses related to the disposal of C&L and Valley.

     Fiscal Year Ended March 30, 1996 (in thousands, except per share amounts):
                                    12 Weeks Ended               16 Weeks
                          -------------------------------------   Ended
                          March 30,   January 6,    October 14,  July 22,
                             1996        1996          1995        1995
                          ---------   ----------    -----------  ---------
Net sales                 $    ---     $    ---     $     264    $     ---
Gross profit                   ---          ---           135          ---

Earnings (loss) from:
 Continuing operations    $ (1,352)    $   (647)    $    (307)   $    (440)
 Discontinued Operations    (1,160)          49           453           39
                           -------      -------      --------     --------
Net earnings (loss)       $ (2,512)    $   (598)    $     146    $    (401)
                           =======      =======      ========     ========
Earnings (loss) per
 common share:
 Continuing operations    $   (.29)    $   (.15)    $    (.07)   $    (.10)
 Discontinued operations      (.25)         .01           .10          .01
                           -------      -------      --------     --------
Net earnings (loss)
 per common share         $   (.54)    $   (.14)    $     .03    $    (.09)
                           =======      =======      ========     ========
     The primary reason for the increased loss from continuing operations in the fourth quarter of fiscal 1996 is attributable to an increase in the start-up activities at Sattel.

     During the fourth quarter of fiscal 1996, the Company concluded that an impairment of goodwill had occurred and wrote off the remaining goodwill of $852,000 resulting from the acquisition of APC. This is the primary reason for the increased loss from discontinued operations in the fourth quarter of fiscal 1996.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None

                                     PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors

     The Board of Directors is divided into three classes of directors consisting of two classes of two members and one class of three members or seven members in the aggregate. However, the Board currently includes only five members. The election of directors is staggered so that the term of only one class of directors expires each year. Generally, the term of each class is three years. Presently, the Board of Directors has two vacant positions. At September 6, 1997, the Board of Directors consisted of the following members:

                   Directors With Terms Expiring in 1997

     James J. Fiedler, age 51, has been a director of the Company since August 1996. He has been Chairman and Chief Executive Officer of the Company since November 1996 and Chairman and Chief Executive Officer of Sattel Communications ("Sattel"), since September 1995. Previously, Mr. Fiedler was a principal in the consulting firm of Johnson & Fiedler. From November 1992 to September 1994, Mr. Fiedler was Vice President of Sales and Marketing and subsequently President and director of Summa Four, Inc. From June 1989 to July 1992, Mr. Fiedler was Executive Vice President and Chief Operating Officer of Timeplex, a subsidiary of Unisys engaged in the business of manufacturing data and telecommunications equipment. Prior to June 1989, Mr. Fiedler held executive positions with Unisys Corporation and Sperry Corporation (subsequently acquired by Unisys Corporation). He has been a director of Entree Corporation since November 1996.

     Stephen W. Portner, age 45, was appointed a director of the Company on August 29, 1997. He is the Managing Director of North America for JMJ Associates, a global management consulting company, and has served in various capacities from January 1994 to May 1997 at JMJ Associates. From December 1991 to January 1994, Mr. Portner held positions in plant and project management as well as Director of Quality for Air Products Incorporated.

                    Director With Term Expiring in 1998

     Sydney B. Lilly, age 68, has been a director of the Company since 1988. He was Executive Vice President of the Company from April 1995 to November 1996 and a consultant from 1984 to 1995. He was a director of Entree Corporation from 1991 to 1996.

                    Directors With Term Expiring in 1999

     Jack E. Donnelly, age 62, has been a director of the Company since November 1991. Since 1986, he has been a principal of Bailey & Donnelly Associates, Inc., an investment company.

     Daniel W. Latham, age 48, has been a director of the Company since November 1996. He has been President and Chief Operating Officer of the Company since November 1996 and President and Chief Operating Officer of Sattel since September 1995. Prior to his association with Sattel, Mr. Latham was the President of Frontier Long Distance, a leading U.S. long distance company in the U.S. Mr. Latham also served as a Senior Vice President at Racal Datacom where he was responsible for world-wide sales.

Prior to Racal, Mr. Latham held executive positions at Digital Equipment Corporation, the Bell System and IBM. He has been a director of Entree Corporation since November 1996.

     The Board of Directors held a total of 22 meetings during the fiscal year ended March 31, 1997. Each director, except Mr. Michael Camp, a former director, attended at least 75% of the aggregate total number of meetings of the Board of Directors held during the last fiscal year and the total number of meetings held by all committees of the Board of Directors on which he served during the year.

     The Board of Directors has two standing committees: an Audit Committee and an Executive Committee. The Audit Committee recommends to the Board of Directors the independent certified public accountants to perform audit and non-audit services, reviews the scope and results of such services, reviews with management and the independent certified public accountants the systems of internal control, assures adherence in accounting and financial reporting to generally accepted accounting principles and performs such other duties deemed appropriate by the Board of Directors. Messrs. Donnelly and Portner are the present members of the Audit Committee and were appointed on September 10, 1997. Previously, Mr. Jay Lieberman, a former director, was the sole member of the Audit Committee until February 1997. Mr. Bruce Borchardt and Mr. Camp were members of the Audit Committee from March 7, 1997 until their resignations on July 1, 1997 and September 5, 1997, respectively. The Audit Committee did not meet during the fiscal year ended March 31, 1997, however, it met during April 1997 with Mr. Bruce Borchardt, a former director and member of the Audit Committee, to discuss the fiscal 1997 audit with the Company's independent accountants.

     The Executive Committee has and may exercise all of the powers of the Board of Directors in the management of the business and affairs of the corporation during intervals between meetings of the Board of Directors, except with respect to amendments to the Certificate of Incorporation or by-laws, merger, consolidation, sale of all or substantially all of the corporation's assets, dissolution, declaration of dividends, authorization of issuance of stock, or filling vacancies on the Board of Directors. The Executive Committee consists of Messrs. Donnelly, Fiedler, Latham and Lilly. The Executive Committee met once during the fiscal year ended March 31, 1997.

     The Company has no standing nominating or compensation committee of the Board of Directors, or committees performing similar functions, because decisions regarding nomination of directors and executive compensation are made by the full Board of Directors.

     Directors receive an annual fee of $15,000, paid on a monthly basis. Directors are also reimbursed for travel expenses. In addition, Directors receive $1,250 per meeting for service on the Audit Committee of the Board of Directors.

     In June 1997, stock options to purchase 5,000 shares of the Company's common stock were granted to each of two outside members of the Board of Directors that joined the Board in fiscal 1997. These options have an exercise price of $3.00 per share.

Identification of Executive Officers

     The following individuals are the Executive Officers of the Company as of September 15, 1997:

     Name           Age            Position
     ----           ---            --------
James J. Fiedler    51        Chief Executive Officer
Daniel W. Latham    48        President and Chief Operating Officer
Brian A. Robson     60        Vice President, Controller and Secretary

     The following information is furnished with respect to each executive officer who is not also a Director of the Company:

     Mr. Robson was Vice President of Finance and Chief Financial Officer of Ascom Timeplex from 1989-1996.

ITEM 11.    EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid or accrued by the Company for the account of the executive officers of the Company serving as such at March 31, 1997 and for two former executive officers:
                                        Summary Compensation Table

                                                             Long-Term Compensation
                                Annual Compensation          ----------------------
                        -----------------------------------  Restricted
                                               Other Annual   Stock      Securities
     Name and                           Bonus  Compensation   Awards     Underlying    All Other
Principal Position      Year  Salary($)  ($)       ($)          (3)      Options(#)  Compensation($)
------------------      ----  --------- ------ ------------  ---------   ----------  ----------------
James J. Fiedler        1997  200,000        0     3,750(7)      0             0             0
 Chairman, CEO and      1996  111,538(4)     0         0       2.5%(9)   150,000(11)    19,612(13)
 Director (1)

Daniel W. Latham        1997  175,000        0     3,750(7)      0             0       170,197(13)
 President, COO and     1996   90,865(5)     0         0       1.5%(10)  150,000(11)    26,416(13)
 Director (2)

Brian A. Robson         1997   56,250(6)     0         0         0        10,500        13,041(13)
 Vice President and
 Controller

R. Scott Miswald        1997  125,000        0         0      52,500           0            0
 Vice President and     1996  110,000   11,614         0         0        10,000            0
 Treasurer              1995  110,000        0         0         0             0            0

Richard Y. Fisher       1997  137,308        0    27,003(8)      0             0      342,692(12)
 Former Chairman (3)    1996  210,000   64,550         0         0             0            0
                        1995  444,538        0         0         0             0            0

Donald E. Runge         1997  137,308        0         0         0             0       82,692(12)
 Former President       1996  210,000   64,550         0         0             0            0
 and Director (3)


(1) On November 29, 1996 Mr. Fiedler was appointed Chairman and CEO of the Company. Mr. Fiedler also remained as Chairman and CEO of Sattel (see Employment and Severance Agreements).
(2) On November 29, 1996 Mr. Latham was appointed as President and COO of the Company. Mr. Latham also remained as President and COO of Sattel (see Employment and Severance Agreements).
(3) Mr. Fisher resigned from the Company as an executive officer and director on November 29, 1996. Mr. Runge resigned as an executive officer and director of the Company on August 22, 1996.
(4) Represents part-year compensation from start of employment as CEO of Sattel on September 11, 1995 to end of fiscal year, based on annualized salary of $200,000.
(5) Represents part-year compensation from start of employment as President and COO of Sattel on September 25, 1995 to end of fiscal year, based on annualized salary of $175,000.
(6)      Started employment on October 31, 1996.  Current annualized salary:
         $135,000.
(7)      Directors fees paid to officers.
(8) Perquisites include group health insurance and long-term disability premium payments.
(9) Mr. Fiedler was granted 250 Class B Units in Sattel (equivalent to a 2.5% ownership interest) of which 44 Class B Units remain subject to forfeiture as of August 31, 1997.
(10) Mr. Latham was granted 150 Class B Units in Sattel (equivalent to a 1.5 percent ownership interest) of which 26 Class B Units remain subject to forfeiture as of August 31, 1997.
(11) Performance-based options for the indicated number of shares of Company common stock surrendered on November 11, 1996 in connection with loans (see Certain Relationships and Related Transactions).
(12)     See Employment and Severance Agreements.
(13) Represents relocation assistance paid by the Company on behalf of the various individuals. Also includes $98,000 paid to Mr. Latham to cover his loss on a personal residence and the related real estate commissions and selling expenses.

     The table below provides information regarding stock options granted during fiscal 1997 to the persons named in the Summary Compensation Tables:

                     Option Grants in Last Fiscal Year

                                      Individual Grants
                     ---------------------------------------------------
                     Number of     % of Total
                       Shares       Options
                     Underlying    Granted to
                      Options      Employee in    Exercise    Expiration
                     Granted(1)    Fiscal Year     Price         Date
                     ----------    -----------    --------    ----------

James J. Fiedler          0            ---         $  ---         ---
Daniel W. Latham          0            ---            ---         ---
Brian A. Robson      10,500 (2)        5.4%         19.05       8/20/01
R. Scott Miswald          0            ---            ---         ---
Richard Y. Fisher         0            ---            ---         ---
Donald E. Runge           0            ---            ---         ---

                                   Potential Realizable
                                  Value at Assumed Annual
                                    Rate of Stock Price
                                     Appreciation for
                                      Option Term (3)
                                  ------------------------
                                      5%           10%
                                  ----------    ----------

James J. Fiedler                   $   ---       $    ---
Daniel W. Latham                       ---            ---
Brian A. Robson                     55,263        122,117
R. Scott Miswald                       ---            ---
Richard Y. Fisher                      ---            ---
Donald E. Runge                        ---            ---

(1) The options granted under the Sattel Communications LLC 1996 Stock Option Plan are non-qualified stock options. The exercise price per share is 100% of the fair market value of a share of common stock on the date of the grant. In June 1997, current employees owning stock options, including Mr. Robson, were granted the right to exchange existing stock options for new options that have an exercise price of $3.00 per share. The new options vest equally over a three year period commencing June 1, 1997.

(2) The options vest as follows: October 30, 1997 - 2,625; October 30, 1998 - 2,625; October 30, 1999 - 5,250.

(3) The option term is five years. The dollar amounts under these columns are the results of calculations at the 5% and 10% rates set by the Securities and Exchange Commission. The potential realizable values are not intended to forecast possible future appreciation, if any, in the market price of the common stock.

     The table below provides information regarding the value of in-the-money stock options held by named executive officers at March 31, 1997. Named executive officers did not exercise any stock options during the fiscal year.

                     Unexercised Company Stock Options

                           Number of                Value of Unexercised
                        Unexercised Options         In-the-Money Options
                         at March 31, 1997          at March 31, 1997 (1)
                    ----------------------------  --------------------------
      Name           Exercisable  Unexercisable   Exercisable  Unexercisable
      ----          ------------  --------------  -----------  -------------
James J. Fiedler            0            0          $      0        $   0
Daniel W. Latham            0            0                 0            0
Brian A. Robson             0       10,500                 0            0
R. Scott Miswald       16,578            0             8,343            0
Richard Y. Fisher     275,378            0           166,792            0
Donald E. Runge       275,378            0           166,792            0

(1) Value based on a fair market value of common stock of $6.00 on March 31, 1997, less the option exercise price.

Employment and Severance Agreements

     The Company has employment agreements with certain executive officers.

     Messrs. Fiedler and Latham were employed by Sattel until December 31, 1996 pursuant to contracts that provided for salary of $200,000 and $175,000, respectively, per year with a year-end bonus equal to 10% and 5%, respectively, of Sattel's pre-tax earnings for the calendar year, up to the salary for the year, and such fringe benefits as Sattel's executive committee should make available. From January 1, 1997 to September 3, 1997, Messrs. Fiedler and Latham continued their employment at the same salary without a contract.

     On September 4, 1997, Messrs. Fiedler and Latham entered into new employment agreements with the Company covering the 1998 fiscal year and providing for salaries of $200,000 and $175,000, respectively, per year.
Such employment agreements provide for customary fringe benefits, including a car allowance for each Executive of $600 per month. The Executives may become entitled to bonuses based on the Company's pre-tax profits for each half year in the fiscal year covered by the employment agreements, equal to 10% of such pre-tax profits in the case of Mr. Fiedler and 5% in the case of Mr. Latham, but not to exceed 100% of the Executive's annual salary in the
case of Mr. Fiedler and 75% in the case of Mr. Latham.   Additionally, the
Executives are entitled to an incentive bonus equal to one-half percent of the sales revenues of Sattel for each month during the term of the agreement, subject to certain limitations, and in any event not to exceed 100% of the Executive's annual salary. As disclosed elsewhere herein, each of the Executives has a $300,000 note payable to the Company. Under the employment agreements, equal one third portions of such notes will be forgiven at the date of the employment agreement, and, if their respective employments are renewed, at each of the next two anniversaries of the date of the employment agreements, provided that such Executive remains as an employee of the Company at each such forgiveness date. These employment agreements also contemplate that the Class A and Class B units of Sattel, including the units held by the Executives, will become convertible into the Company's common stock, at the rate of 500 shares of the Company's common stock for each such unit, immediately and without the requirements that Sattel achieve cumulative pre-tax profits of at least $15 million over four consecutive quarters. The Company has also granted certain registration rights with respect to the shares of common stock issuable upon such conversion. Copies of the employment agreements are filed as exhibits to this Annual Report on Form 10-K, and this description is qualified by reference to such exhibits.

     The Company entered into Separation Agreements, dated November 20, 1996 (the "Separation Agreements"), with each of Richard Y. Fisher, Sydney B. Lilly and Donald E. Runge (the "Departing Officers") that provide for termination of employment of the Departing Officers by, and resignation of the Departing Officers from all offices, and, except for Mr. Lilly's directorship of the Company, directorships in, the Company and its subsidiaries. The Separation Agreements provide for payment by the Company, as of November 29, 1996, of $186,000 and $749,000, respectively, to Mr. Runge and Mr. Fisher, in settlement of deferred compensation previously earned and payments of $343,000 to Mr. Fisher and $83,000 to each of Mr. Runge and Mr. Lilly as severance settlements. In accordance with provisions of the Amended and Restated Employment Agreements entered into by the Company and each of the Departing Officers on April 2, 1995, each Departing Officer shall be entitled to have all medical, dental, hospital, optometrical, nursing, nursing home and drug expenses for themselves and their spouses paid by the Company for life, or in the case of Mr. Lilly, until March 31, 2000. The Separation Agreement for Mr. Fisher provides that he shall repay in full a promissory note dated April 11, 1988, in the amount of $42,469. The Separation Agreements further provide that all stock options of the Departing Officers shall remain exercisable until December 31, 1997 (April 2, 2000 with respect to 82,688 options granted to Mr. Lilly on April 2, 1995) and amends existing Stock Option Agreements with Messrs. Fisher, Lilly and Runge to provide for, among other things, the Company to maintain the effectiveness of the Form S-8 Registration Statement currently in effect covering the exercise of the stock options. The Company has made all required payments under the Separation Agreements.

Compensation Committee Interlocks and Insider Participation

     As noted above, the Board of Directors does not have a compensation committee, because executive compensation decisions are made by the full Board. All directors participate in the deliberations.

     Mr. Fiedler is the Company's Chairman and Chief Executive Officer. Mr. Latham is the Company's President and Chief Operating Officer. Messrs. Fiedler's and Latham's fiscal 1997 compensation and employment contracts were previously described above. Fiscal 1997 executive compensation decisions made by the Board of Directors with respect to Messrs. Fiedler and Latham were made prior to their appointment to the Board of Directors.

     In December 1991, Mr. Donnelly entered into a consulting agreement with the Company to serve as chairman and consultant to C&L Communications, Inc. ("C&L"), one of the Company's subsidiaries. The agreement, which was subsequently amended, terminates on March 31, 1998. Upon expiration or termination of the agreement, the Company will pay Mr. Donnelly 10% of the "increase in value" of C&L. The increase in value is defined generally as the previous fiscal year's net pre-tax earnings of C&L, multiplied by four, minus $9 million. During fiscal 1995 Mr. Donnelly's consulting agreement was amended to provide for an extension of the term of the agreement from December 23, 1996 to March 31, 1997, and Mr. Donnelly was provided an option to extend the term one additional year. Also, Mr. Donnelly has the ability to obtain a loan from the Company at the prime rate, not to exceed 25% of the amount accrued by the Company for the estimated payment due at the termination of the agreement. No amounts have been loaned to Mr. Donnelly pursuant to this provision. In addition Mr. Donnelly is paid $50,000 per year in accordance with the agreement.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of September 4, 1997 with respect to the common stock ownership of each director, the Chief Executive Officer, the other executive officers of the Company and two former executive officers identified in the Summary Compensation Table below (collectively with the Chief Executive Officer, the "named executive officers"), all directors and executive officers as a group and each person or group of persons known by the Company to own beneficially more than 5% of the common stock of the Company.

                                 Amount and Nature of
                                      Beneficial
                                   Ownership (1)(2)           Shares Issuable           Shares Issuable
                              ----------------------          Upon Exercise Of          Upon Conversion
                                Number of  Percent    -----------------------------   of Sattel Class
Name of Beneficial Owner         Shares    of Class   Stock Options(3)  Warrants(3)   A or B Units(4)
------------------------      -----------  --------   ----------------  -----------   ---------------
Jack E. Donnelly                 20,234          *          12,155              0               0
James J. Fiedler                540,000        7.2               0        175,000         175,000
Daniel W. Latham                125,000        1.7               0              0         125,000
Sydney B. Lilly                 193,995 (5)    2.6         125,231              0          50,000
R. Scott Miswald                 18,078 (5)      *          16,578              0               0
Brian A. Robson                       0          *               0              0               0
Stephen W. Portner               22,500          *               0         11,250               0

All Directors and Executives
 as a Group (7 individuals)     919,807       11.7         153,964        186,250         350,000

Richard Y. Fisher               275,378 (5)    3.7         275,378              0               0
Donald E. Runge                 275,378        3.7         275,378              0               0

Richard L. Haydon
1114 Avenue of the Americas
New York, NY 10036            1,263,000 (6)   16.2               0        625,000               0

Dawson-Samberg Capital
 Management, Inc. et al
345 Pequot Avenue
Southport, CT 06490             452,985 (7)    6.3               0              0               0

Ardent Research Partners
200 Park Avenue, 39th floor
New York, NY 10066              450,000 (8)    6.1               0        225,000               0


* The amount shown is less than 1% of the outstanding shares of common stock.

(1) Except as otherwise noted, all persons have sole voting and investment power over the shares listed.

(2) Includes shares of common stock issuable upon the exercise of stock options and warrants exercisable within 60 days of August 31, 1997; and shares issuable upon the conversion of Sattel Class A or B Units (see
         Note 7).

(3) Only includes stock options or warrants exercisable within 60 days of August 31, 1997.

(4) Mr. Fiedler and Mr. Latham own 350 and 250 Class B Units of Sattel Communications, LLC ("Sattel"), respectively. Mr. Lilly owns 100 Class A Units of Sattel. Mr. Fiedler's and Mr. Latham's Class B Units are convertible into 175,000 and 125,000 shares, respectively, of the Company common stock. Mr. Lilly's Class A Units are convertible into 50,000 shares of the Company common stock.

(5) Mr. Fisher owns 20,000 shares (less than 1%) of common stock of Entree Corporation ("Entree"), an 81.25%-owned subsidiary of the Company. Mr. Lilly owns 30,000 shares (less than 1%) of Entree common stock. Mr. Miswald owns 10,000 shares (less than 1%) of Entree common stock. All directors and executive officers as a group beneficially own 40,000 shares (less than 1%) of Entree common stock.

(6) Based on its Schedule 13D filed July 28, 1997, Mr. Haydon has sole voting and dispositive power over 1,263,000 shares.

(7) Based on its Schedule 13D filed January 31, 1997, Dawson-Samberg Capital Management, Inc. ("Dawson-Samberg") has shared voting and dispositive power over 284,040 shares held in managed accounts for which it acts as an investment advisor. Porridge Partners II has sole voting and dispositive power over 63,000 shares. Mr. Arthur Samberg has sole voting and dispositive power over 105,945 shares.

(8) Based on its Schedule 13D filed August 20, 1997, Ardent Research Partners, L.P. has sole voting and dispositive power over 450,000 shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Lieberman, a former director of the Company, was paid an aggregate of $4,000 during fiscal 1997 for consulting services.

     Mr. Fiedler, the Company's Chairman and Chief Executive Officer, loaned the Company $250,000 in June 1997. The principal amount of the loan was converted to common stock in conjunction with Mr. Fiedler's purchase of Company common stock pursuant to the Regulation D private placement in July 1997 (see Note 15 to the Consolidated Financial Statements.) Mr. Latham, the Company's President and Chief Operating officer, loaned the Company $98,000 subsequent to March 31, 1997. This loan was repaid in July 1997. Mr. Portner, a Director, purchased Company common stock pursuant to the Regulation D private placement (see Note 15 to the Consolidated Financial Statements).

     On November 11, 1996 the Company loaned $300,000 to each of Messrs. Fiedler and Latham. Messrs. Fiedler and Latham both executed unsecured Promissory Notes due November 1, 1999 which provide interest at 6.07% per annum compounded on the anniversary date and payable on November 1, 1999. In addition, each person agreed to surrender previously awarded options they each held to purchase 150,000 shares of the Company's common stock. The largest amount outstanding to the Company under each promissory note during the fiscal year ended March 31, 1997 was $300,000.

     The Promissory Notes provide for full repayment prior to November 1, 1999 in the event of the following: (a) upon any transfer of Messrs. Fiedler's or Latham's Class B Units in Sattel (other than to a Permitted Transferee, as defined in the Agreement Regarding Award of Class B Units (the "Award Agreement")), or by any such Permitted Transferee (including without limitation certain transfers contemplated by the Award Agreement) or (b) upon any exchange or conversion of Class B Units for or into securities registered under the Securities Exchange Act of 1934, as amended, in accordance with the Award Agreement. In connection with the employment agreements with Messrs. Fiedler and Latham entered into on September 4, 1997, the Company's Board of Directors agreed to forgive the notes. Under the employment agreements, equal one third portions of the notes will be forgiven at September 4, 1997 and, if their respective employments are renewed, at each of the next two anniversaries of the date of the employment agreements, provided that each individual remains as an employee of the Company at each such forgiveness date.

                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                 Form 10-K
(a)  Financial Statements and Financial Statement Schedules     Page Number

 (1) The following consolidated financial statements of The Diana Corporation and its subsidiaries are included in Item 8:

     Report of Price Waterhouse LLP, Independent Accountants         31

     Report of Ernst & Young LLP, Independent Auditors               32

     Consolidated Balance Sheets - March 31, 1997
     and March 30, 1996                                              33

     Consolidated Statements of Operations - Fiscal
     Years Ended March 31, 1997, March 30, 1996 and
     April 1, 1995                                                   34

     Consolidated Statements of Changes in Shareholders'
     Equity - Fiscal Years Ended March 31, 1997,
     March 30, 1996 and April 1, 1995                                35

     Consolidated Statements of Cash Flows -
     Fiscal Years Ended March 31, 1997,
     March 30, 1996 and April 1, 1995                                36

     Notes to Consolidated Financial Statements                      37

 (2) The following consolidated financial statement schedules of The Diana Corporation are included in Item 14(d):

     Schedule I -  Condensed Financial Information of Registrant     82

     Schedule II - Valuation and Qualifying Accounts                 86

     All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  Reports on Form 8-K:

         During the last quarter of fiscal 1997, the Company filed (1) a Form 8-K on February 5, 1997 announcing the completion of the sale of assets of APC to Colorado Boxed Beef Company; (2) a Form 8-K on March 3, 1997 providing the required information pursuant to Item 2 regarding the sale of assets of APC; (3) a Form 8-K on March 3, 1997 filing various exhibits and (4) a Form 8-K on March 13, 1997 changing the Company's fiscal year to a twelve month period ending March 31.

(c)      Exhibits

Exhibit
Number   Description
-------  -----------
 3.1 Restated Certificate of Incorporation, as amended September 1, 1992 (incorporated herein by reference to Exhibit 3.1 of Registrant's Form 10-K for the year ended April 3, 1993).

 3.2     By-Laws of Registrant, as amended March 7, 1997.

 4.1 Loan and Security Agreement between C&L Communications, Inc. and Sanwa Business Credit dated January 2, 1996 (incorporated herein by reference to Exhibit 10.1 of Registrant's Registration Statement on Form S-3 Reg. No. 333-1055).

 4.2     First Amendment to Loan and Security Agreement and Waiver
         Agreement between C&L Communications, Inc. and Sanwa Business Credit Corporation dated June 27, 1996 (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 10-K/A for the year ended March 30,
         1996).

 4.3 Loan and Security Agreement by and between Valley Communications, Inc. and Sanwa Business Credit Corporation dated March 14, 1996 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 10-Q for the period ended July 20, 1996).

 4.4 Certain other long-term debt as described in Note 5 of Notes to Consolidated Financial Statements. The Registrant agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt.

 4.5     Second Amendment to Loan and Security Agreement and Waiver
         Agreement between C&L Communications, Inc. and Sanwa Business Credit Corporation dated July 10, 1997.

 4.6 First Amendment to Loan and Security Agreement by and between Valley Communications, Inc. and Sanwa Business Credit Corporation dated May 29, 1997.

 4.7 Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 8-K filed on July 31, 1997).

 4.8 Form of Note (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K filed on July 31, 1997).

 4.9 Form of Registration Rights Agreement (incorporated herein by reference to Exhibit 4.3 of Registrant's Form 8-K filed on July 31,
         1997).

 4.10 Form of Offshore Warrant Subscription Agreement (incorporated herein by reference to Exhibit 4.4 of Registrant's Form 8-K filed on July 31, 1997).

__________________________________________________________________________
* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit
Number   Description
-------  -----------
 4.11 Waiver of Events of Default for Sanwa Business Credit Corporation to C&L Communications, Inc. dated September 1, 1997.

 4.12 Second Amendment to Loan and Security Agreement by and between Valley Communications, Inc. and Sanwa Business Credit Corporation dated September 16, 1997.

 4.13 Stock and Warrant Purchase Agreement dated June 6, 1997 by and between The Diana Corporation and James J. Fiedler.

 4.14 Warrant issued to James J. Fiedler dated June 6, 1997 to purchase shares of common stock of The Diana Corporation.

 4.15 Registration Rights Agreement dated June 6, 1997 by and among The Diana Corporation and James J. Fiedler.

10.1 Consulting Agreement dated December 23, 1991 and ending December 23, 1996 between C&L Acquisition Corporation and Jack E. Donnelly (incorporated herein by reference to Exhibit 10.11 of Registrant's Form 10-K for the year ended April 3, 1993).*

10.2 Amendment to Consulting Agreement between C&L Acquisition Corporation and Jack E. Donnelly dated March 7, 1995 (incorporated herein by reference to Exhibit 10.7 of Registrant's Form 10-K for the year ended April 1, 1995).*

10.3     1986 Nonqualified Stock Option Plan of  as amended
         (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 10-K for the year ended April 3, 1993).*

10.4 1993 Nonqualified Stock Option Plan of Entree Corporation (incorporated herein by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended April 2, 1994).*

10.5 Purchase Agreement dated August 14, 1995 by and between C&L Acquisition Corporation and Henry Mutz, Chris O'Connor and Ken Hurst (incorporated herein by reference to Exhibit 2.1 of Registrant's Form 8-K/A filed February 1, 1996).

10.6 First Amendment to Purchase Agreement dated November 20, 1995 by and between C&L Acquisition Corporation and Henry Mutz, Chris O'Connor and Ken Hurst (incorporated herein by reference to Exhibit
         2.2 of Registrant's Form 8-K/A filed February 1, 1996).

10.7 Exchange Agreement dated January 16, 1996 by and among The Diana Corporation and Sattel Technologies, Inc. (incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-3 Reg. No. 333-1055).




___________________________________________________________________________
* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit
Number   Description
-------  -----------
10.8 1996 Sattel Communications LLC Employees Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 10-K for the year ended March 30, 1996).

10.9 Memorandum of Understanding between The Diana Corporation, Sattel Communications Corp. and Sattel Technologies, Inc. dated May 3, 1996 (incorporated herein by reference to Exhibit 10.15 of Registrant's Form 10-K for the year ended March 30, 1996).

10.10    Second Supplemental Agreement Relating to Joint Venture and
         Exchange Agreement Reformation between The Diana Corporation, Sattel Technologies, Inc. and D.O.N. Communications Corp. dated May 3, 1996 (incorporated herein by reference to Exhibit 10.16 of Registrant's Form 10-K for the year ended March 30, 1996).

10.11 Third Supplemental Agreement Relating to Joint Venture between The Diana Corporation and Sattel Technologies, Inc. dated October 14, 1996 (incorporated herein by reference to Exhibit 10.3 of Registrant's Amendment No. 2 to Form S-3 filed October 21, 1996).

10.12 Operating Agreement of Sattel Communications, LLC (incorporated herein by reference to Exhibit 10.17 of Registrant's Form 10-K/A for the year ended March 30, 1996).

10.13 Amendment to the Operating Agreement of Sattel Communications LLC (incorporated herein by reference to Exhibit 10.18 of Registrant's Form 10-K/A for the year ended March 30, 1996).

10.14    Second Amendment to the Operating Agreement of Sattel
         Communications LLC (incorporated herein by reference to Exhibit
         10.19 of Registrant's Form 10-K/A for the year ended March 30,
         1996).

10.15 Asset Purchase Agreement dated January 31, 1997 by and among Atlanta Provision Company, Inc. and Colorado Boxed Beef Company (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 8-K filed March 3, 1997).

10.16 Agreement Regarding Class A Units dated October 2, 1996 by and between Sydney B. Lilly and Sattel Communications LLC (incorporated herein by reference to Exhibit 10.2 of Registrant's Form 8-K filed March 3, 1997).

10.17 Amended and Restated Agreement Regarding Award of Class B Units dated November 11, 1996 by and between James J. Fiedler and Sattel Communications LLC (incorporated herein by reference to Exhibit 10.3 of Registrant's Form 8-K filed March 3, 1997).*




___________________________________________________________________________
* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit
Number   Description
-------  -----------
10.18 Amended and Restated Agreement Regarding Award of Class B Units dated November 11, 1996 by and between Daniel W. Latham and Sattel Communications LLC (incorporated herein by reference to Exhibit 10.4 of Registrant's Form 8-K filed March 3, 1997).*

10.19 Amendment to Stock Option Agreements dated November 20, 1996 by and between The Diana Corporation and Richard Y. Fisher (incorporated herein by reference to Exhibit 10.5 of Registrant's Form 8-K filed March 3, 1997).*

10.20 Separation Agreement dated November 20, 1996 by and between The Diana Corporation and Richard Y. Fisher (incorporated herein by reference to Exhibit 10.6 of Registrant's Form 8-K filed March 3,
         1997).

10.21 Amendment to Stock Option Agreements dated November 20, 1996 by and between The Diana Corporation and Sydney B. Lilly (incorporated herein by reference to Exhibit 10.7 of Registrant's Form 8-K filed March 3, 1997).*

10.22 Separation Agreement dated November 20, 1996 by and between The Diana Corporation and Sydney B. Lilly (incorporated herein by reference to Exhibit 10.8 of Registrant's Form 8-K filed March 3,
         1997).*

10.23 Amendment to Stock Option Agreements dated November 20, 1996 by and between The Diana Corporation and Donald E. Runge (incorporated herein by reference to Exhibit 10.9 of Registrant's Form 8-K filed March 3, 1997).

10.24 Separation Agreement dated November 20, 1996 by and between The Diana Corporation and Donald E. Runge (incorporated herein by reference to Exhibit 10.10 of Registrant's Form 8-K filed March 3,
         1997).

10.25 Employment Agreement dated November 27, 1996 by and between The Diana Corporation and R. Scott Miswald (incorporated herein by reference to Exhibit 10.11 of Registrant's Form 8-K filed March 3,
         1997).*

10.26 Form of Indemnification Agreement dated November 26, 1996 or November 27, 1996 between The Diana Corporation and (i) Bruce C. Borchardt, (ii) Jack E. Donnelly, (iii) James J. Fiedler, (iv) Jay
         M. Lieberman and (v) R. Scott Miswald (incorporated herein by reference to Exhibit 10.12 of Registrant's Form 8-K filed March 3,
         1997).*

10.27 Loan Agreement and Promissory Note dated November 11, 1996 by and between The Diana Corporation and James J. Fiedler (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 8-K filed March 3, 1997).*

___________________________________________________________________________
* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

Exhibit
Number   Description
-------  -----------
10.28 Loan Agreement and Promissory Note dated November 11, 1996 by and between The Diana Corporation and Daniel W. Latham (incorporated herein by reference to Exhibit 10.14 of Registrant's Form 8-K filed March 3, 1997).*

10.29 Employment Agreement dated September 4, 1997 by and between The Diana Corporation and James J. Fiedler.*

10.30 Employment Agreement dated September 4, 1997 by and between The Diana Corporation and Daniel W. Latham.*

10.31 Agreement dated November 17, 1995 between Valley Communications, Inc. and Communications Workers of America Local 9412 (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended July 20, 1996).

10.32 Limited Liability Company Agreement of SatLogic LLC dated as of September 12, 1996 (incorporated herein by reference to Exhibit 10.3 of Registrant's Form 10-Q/A for the period ended July 20, 1996).

10.33 Stockholder Protection Rights Agreement dated as of September 10, 1996 between The Diana Corporation and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated herein by reference to Exhibit 1 of Registrant's Form 8-A filed September 11, 1996).

22       Subsidiaries of Registrant

23       Consent of Independent Auditors

27       Financial Data Schedule

____________________________________________________________________________
* Represents a management contract or compensatory plan, contract or arrangement in which a director or named executive officer of the Company participated.

                  The Diana Corporation and Subsidiaries
        Schedule I - Condensed Financial Information of Registrant
                         Condensed Balance Sheets
                              (In Thousands)


                                                     March 31,  March 30,
                                                       1997       1996
                                                     --------   --------
                                   Assets
Current assets:
  Cash and cash equivalents........................  $    28    $ 3,567
  Marketable securities............................      ---      1,213
  Other current assets.............................      106        201
                                                      ------     ------
     Total current assets...........................     134      4,981

Land and equipment (net)...........................       83        158
Investments in and advances to unconsolidated
  subsidiaries.....................................   19,904     23,336
                                                      ------     ------
                                                     $20,121    $28,475
                                                      ======     ======

                    Liabilities and Shareholders' Equity
Current liabilities:
  Accounts payable.................................  $   283    $   177
  Accrued liabilities..............................      513        638
  Current portion of long-term debt................      141        141
                                                      ------     ------
     Total current liabilities.....................      937        956

Long-term debt.....................................    1,817      1,958
Other liabilities..................................      533        875

Shareholders' equity:
  Common stock.....................................    6,007      5,526
  Additional paid-in capital.......................   80,124     59,456
  Accumulated deficit..............................  (63,540)   (34,776)
  Unrealized loss on marketable securities.........      ---       (876)
  Treasury stock...................................   (5,757)    (4,644)
                                                      ------     ------
    Total shareholders' equity.....................   16,834     24,686
                                                      ------     ------
                                                     $20,121    $28,475
                                                      ======     ======


See notes to condensed financial information and notes to consolidated financial statements.

                  The Diana Corporation and Subsidiaries
  Schedule I - Condensed Financial Information of Registrant (Continued)
                        Statements of Operations
                (In Thousands, Except Per Share Amounts)

                                                Fiscal Year Ended
                                         --------------------------------
                                         March 31,   March 30,   April 1,
                                           1997        1996        1995
                                         --------    --------    --------
Administrative expenses...............  $ (3,410)    $(1,809)    $(1,621)

Interest expense......................       (52)       (106)       (112)

Non-operating income (expense)........      (326)        474         246

Income tax credit.....................       836         ---         ---

Equity in loss of unconsolidated
 subsidiaries.........................    (9,383)     (1,305)       (653)
                                         -------      ------      ------
Loss from continuing operations.......   (12,335)     (2,746)     (2,140)

Earnings (loss) from discontinued
 operations...........................    (8,175)       (619)      1,420
                                         -------      ------      ------
Loss before extraordinary items.......   (20,510)     (3,365)       (720)

Extraordinary items...................      (508)        ---         ---
                                         -------      ------      ------
Net loss..............................  $(21,018)    $(3,365)    $  (720)
                                         =======      ======      ======
Earnings (loss) per common share:
 Continuing operations................  $  (2.34)    $  (.62)    $  (.51)
 Discontinued operations..............     (1.55)       (.14)        .34
 Extraordinary items..................      (.10)        ---         ---
                                         -------      ------      ------
 Net loss per common share............  $  (3.99)    $  (.76)    $  (.17)
                                         =======      ======      ======
Weighted average number of common
 shares outstanding...................     5,271       4,401       4,224
                                         =======      ======      ======


See notes to condensed financial information and notes to combined financial statements.

                  The Diana Corporation and Subsidiaries
  Schedule I - Condensed Financial Information of Registrant (Continued)
                         Statements of Cash Flows
                              (In Thousands)

                                                    Fiscal Year Ended
                                              ----------------------------
                                              March 31, March 30, April 1,
                                                1997      1996      1995
                                              --------  --------  --------
Operating activities:
 Loss before extraordinary items.............$(20,510)  $(3,365)  $  (720)
 Adjustments to reconcile loss to net cash
  used by operating activities:
   Equity in (earnings) loss of
    unconsolidated subsidiaries..............  17,558     1,924      (767)
   Other.....................................    (595)     (427)       64
   Changes in current assets and liabilities.   1,231       115     1,042
                                               ------    ------    ------
Net cash used by operating activities........  (2,316)   (1,753)     (381)

Investing activities:
 Purchases of marketable securities..........     ---      (475)      ---
 Proceeds from sales of marketable securities   1,353     5,380       ---
 Changes in investments in and advances to
  unconsolidated subsidiaries................ (15,945)   (3,229)    3,475
 Other.......................................     100       (25)      (11)
                                               ------    ------    ------
Net cash provided (used) by investing
  activities................................. (14,492)    1,651     3,464

Financing activities:
 Repayments of long-term debt................    (141)     (141)     (261)
 Payments toward bond settlements............     ---       ---    (2,822)
 Common stock issued.........................  13,918     3,485       ---
 Extraordinary items.........................    (508)      ---       ---
                                               ------    ------    ------
Net cash provided (used) by financing
 activities..................................  13,269     3,344    (3,083)
                                               ------    ------    ------
Increase (decrease) in cash..................  (3,539)    3,242       ---
Increase in cash resulting from merger with
 subsidiary..................................     ---       325       ---
Cash at the beginning of the year............   3,567       ---       ---
                                               ------    ------    ------
Cash at the end of the year.................. $    28   $ 3,567   $   ---
                                               ======    ======    ======
Supplemental information:
 Interest paid............................... $   ---   $   ---   $    11

Non-cash transactions:
 Purchase of minority interest with common
  stock......................................   1,818     4,944     1,895
 Reduction of net liabilities of
  unconsolidated subsidiary..................     ---       219       ---

See notes to condensed financial information and notes to consolidated financial statements.

                  The Diana Corporation and Subsidiaries
  Schedule I - Condensed Financial Information of Registrant (Continued)
                  Notes to Condensed Financial Information


NOTE 1 - BASIS OF PRESENTATION

     The condensed financial information of the includes the accounts of the parent company. In fiscal 1996, the parent's wholly-owned subsidiary, D.O.N., Incorporated was merged into the parent.

     Substantially all investments in and advances to unconsolidated subsidiaries are eliminated in the consolidated financial statements. In fiscal 1997 and 1996, other income includes interest income of $69,000 and $193,000, respectively, that is eliminated in the consolidated financial statements. Intercompany profits between related parties are eliminated in these financial statements.

NOTE 2 - LONG-TERM OBLIGATIONS

     Annual amounts due on long-term obligations (debentures issued in January 1992) for the five years subsequent to March 31, 1997 are (in thousands):

                         1998          $  141
                         1999             141
                         2000             141
                         2001             141
                         2002           1,394
                                        -----
                                       $1,958
                                        =====
NOTE 3 - COMMITMENTS AND CONTINGENCIES

     The Company leases its former corporate office space located in Milwaukee, Wisconsin under a noncancelable lease with a rental commitment of $36,000 in fiscal 1998.

     The Company has guaranteed certain obligations of APC to Colorado, pursuant to the Asset Purchase Agreement dated January 31, 1997 between APC and Colorado, and the Lease dated January 31, 1997 between APC and Colorado.

                  The Diana Corporation and Subsidiaries

              Schedule II - Valuation and Qualifying Accounts


                                                  Fiscal Year Ended
                                           ------------------------------
                                           March 31,  March 30,  April 1,
                                             1997       1996       1995
                                           -------    -------    --------
                                                   (In Thousands)

Inventories - allowance for
 obsolescence and loss:

    Balance at beginning of year.......    $  ---     $  ---     $  ---
    Additions charged to expense.......     1,400        ---        ---
                                            -----      -----      -----
    Balance at end of year.............    $1,400        ---        ---
                                            =====      =====      =====
Allowance for net unrealized losses on
 current marketable securities:

    Balance at beginning of year........   $  876     $  713     $  412
    Charge (credit) against
      shareholders' equity..............     (876)       163        301
                                            -----      -----      -----
    Balance at end of year..............   $  ---     $  876     $  713
                                            =====      =====      =====

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 22nd day of September, 1997.


                                        The Diana Corporation



                                        By  /s/ James J. Fiedler
                                            James J. Fiedler, Chairman of
                                            the Board and Chief Executive
                                            Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the and in the capacities and on the dates indicated.

     Signature                   Title                         Date

/s/ James J. Fiedler        Chairman of the Board and
James J. Fiedler            Chief Executive Officer
                            (Principal Executive
                            Officer)

/s/ Brian A. Robson         Vice President, Controller
Brian A. Robson             and Secretary (Principal
                            Financial and Accounting
                            Officer)

/s/ Jack E. Donnelly        Director                      September 22, 1997
Jack E. Donnelly

/s/ Daniel W. Latham        Director, President and
Daniel W. Latham            Chief Operating Officer

                            Director
Sydney B. Lilly

                            Director
Stephen W. Portner