Form 10-Q
period 1997-06-30
DIANA CORP
filed 1997-10-17
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended            June 30, 1997

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

                                                           ___ Yes    X  No


     At October 17, 1997, the registrant had issued and outstanding an aggregate of 7,499,377 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                                   June 30,     March 31,
                                                     1997          1997
                                                  -----------   ----------
                                                  (Unaudited)

                                  Assets
Current assets
  Cash and cash equivalents                       $    122      $     81
  Receivables, net                                   4,825         4,594
  Inventories                                        2,976         2,937
  Net assets of discontinued operations                379           893
  Other current assets                               1,698         1,716
                                                    ------        ------
    Total current assets                            10,000        10,221

Property and equipment                               1,795         1,944
Intangible assets                                    3,702         3,755
Net assets of discontinued operations                6,784         7,308
Other assets                                           ---            16
                                                    ------        ------
                                                  $ 22,281      $ 23,244
                                                    ======        ======

              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                                $  3,938      $  2,559
  Accrued liabilities                                2,439         1,360
  Note payable to related party                        348           ---
  Current portion of long-term debt                    141           141
                                                    ------        ------
    Total current liabilities                        6,866         4,060

Long-term debt                                       1,746         1,817
Other liabilities                                      526           533
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                     ---           ---
  Common stock - $1 par value                        6,007         6,007
  Additional paid-in capital                        80,124        80,124
  Accumulated deficit                              (67,231)      (63,540)
  Treasury stock                                    (5,757)       (5,757)
                                                    ------        ------
    Total shareholders' equity                      13,143        16,834
                                                    ------        ------
                                                  $ 22,281      $ 23,244
                                                    ======        ======
See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                                            3 Months Ended  16 Weeks Ended
                                            June 30, 1997   July 20, 1996
                                            --------------  --------------

Net sales..................................    $    944        $    841
Cost of goods sold.........................         405             146
                                                -------         -------
Gross profit...............................         539             695

Selling and administrative expenses........       3,536           1,768
Engineering, research and development......         694             364
                                                -------         -------
Total operating expenses...................       4,230           2,132
                                                -------         -------
Operating loss.............................      (3,691)         (1,437)

Interest expense...........................         ---             (26)
Non-operating income ......................         ---             183
Minority interest..........................         ---             131
                                                -------         -------
Loss from continuing operations............      (3,691)         (1,149)

Loss from discontinued operations..........         ---            (173)
                                                -------         -------
Net loss...................................    $ (3,691)       $ (1,322)
                                                =======         =======
Loss per common share:
   Continuing operations...................    $   (.70)       $   (.22)
   Discontinued operations.................         ---            (.03)
                                                -------         -------
   Net loss per common share...............    $   (.70)       $   (.25)
                                                =======         =======
Weighted average number of common shares
   outstanding.............................       5,298           5,227
                                                =======         =======

          See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                    3 Months     16 Weeks
                                                     Ended        Ended
                                                    June 30,     July 20,
                                                      1997         1996
                                                    --------     --------
Operating Activities:
  Net loss                                          $(3,691)     $(1,322)
  Reconciliation of net loss to net cash
   provided by operating activities:
    Depreciation and amortization                       184          150
    Provision for common stock warrants issued          280          ---
    Minority interest                                   ---         (131)
    Net change in discontinued operations               879       (1,875)
    Changes in operating assets and liabilities       2,032       (1,501)
                                                     ------       ------
Net cash provided (used) by operating activities       (315)      (4,679)

Investing activities:
  Increase in promissory note                           ---       (5,000)
  Additions to property and equipment                   ---         (195)
  Net change in discontinued operations                (315)        (349)
  Other                                                  17          ---
                                                     ------       ------
Net cash provided (used) by investing activities       (298)      (5,544)

Financing activities:
  Repayments of long-term debt                          (71)         (70)
  Change in note payable                                250          ---
  Common stock issued                                   ---       13,918
  Net change in discontinued operations                 475        2,066
                                                     ------       ------
Net cash provided (used) by financing activities        654       15,914
                                                     ------       ------
Increase in cash and cash equivalents                    41        5,691

Cash and cash equivalents at the beginning
  of the period                                          81        4,480
                                                     ------       ------
Cash and cash equivalents at the end
  of the period                                     $   122      $10,171
                                                     ======       ======
Non-cash transactions:
  Acquisition of common stock held by
   minority shareholder                             $   ---      $ 2,325
  Issuance of common stock warrants to
   investment banker                                    280          ---
  Note payable to related party                          98          ---


See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

     The computation of loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period.

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

     APC retained real estate with a net book value of $2.6 million. The real estate is collateral for two mortgage notes that amounted to $781,000. APC has entered into a lease with Colorado that terminates on approximately November 15, 1997. The real estate is listed for sale.

     As a result of the sale of APC's assets, the Company's Board of Directors terminated the original Restructuring plan for a spin-off of the non-Sattel businesses. The Company adopted a revised Restructuring plan to sell C&L and Valley. The revised Restructuring plan was approved by the Board of Directors in February 1997. The Company anticipates the sale of these businesses will be completed prior to March 31, 1998. The Company believes that the reserve for loss on disposal recorded at June 30, 1997 of $1,991,000 is sufficient to cover all estimated expenses and net losses of the remaining discontinued operations to be incurred with respect to its revised Restructuring plan.

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

NOTE 3 - Commitments and Contingencies

     Please see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for information on various legal proceedings. There are no material developments to report at this time.

NOTE 4 - Shareholders' Equity

     On May 13, 1997, the Company issued warrants to Superior St. Capital, its investment banking firm, in connection with the equity financing discussed in Note 6. The warrants are for the purchase of 324,000 shares of the Company's common stock at $2.25 per share. A warrant to purchase 273,000 shares of common stock is exercisable immediately and expires five years from issue. A warrant to purchase 51,000 shares of common stock is exercisable on November 13, 1997 and expires on November 13, 2002. Registration rights were provided to the owner of the warrants. During the first quarter of fiscal 1998, the Company recorded a charge of $280,000 for the fair value of these warrants which was estimated using the Black-Scholes option pricing model.

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

     c) Stock options to purchase 5,000 shares of the Company's common stock were granted to each of two outside members of the Board of Directors that joined the Board in fiscal 1997, namely Bruce Borchardt and Michael Camp. These options have an exercise price of $3.00 per share.

     d) The expiration date of stock options owned by outside members of the Board of Directors as of June 5, 1997 was extended from December 31, 1997 to December 31, 2000. This extension established a new measurement date for accounting purposes, the effects of which were to record compensation expense of $7,000, in the first quarter of fiscal 1998.

NOTE 5 - Related Party Transactions

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

     The Promissory Notes provide for full repayment prior to November 1, 1999 in the event of the following: (a) upon any transfer of Messrs. Fiedler's or Latham's Class B Units in Sattel (other than to a Permitted Transferee, as defined in the Agreement Regarding Award of Class B Units (the "Award Agreement")), or by any such Permitted Transferee (including without limitation certain transfers contemplated by the Award Agreement) or (b) upon any exchange or conversion of Class B Units for or into securities registered under the Securities Exchange Act of 1934, as amended, in accordance with the Award Agreement. In connection with the employment agreements with Messrs. Fiedler and Latham entered into on September 4, 1997, the Company's Board of Directors agreed to forgive the notes. Under the employment agreements, equal one third portions of the notes were forgiven at September 4, 1997 and, if their respective employments are renewed, will be forgiven at each of the next two anniversaries of the date of the employment agreements, provided that each individual remains as an employee of the Company at each such forgiveness date.

NOTE 6 - Subsequent Events

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

     Through October 17, 1997, 320,144 shares of common stock have been issued in connection with conversions of $1,673,000 of convertible notes and accrued interest.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company's historical results of operations have been restated to reflect the operations of APC, C&L and Valley as discontinued operations. The following discussion encompasses the results of operations of Sattel and the Company's corporate office. Sattel's operations were conducted through Sattel Communications Corp. ("SCC") prior to Sattel's formation in April 1996. SCC commenced operations in November 1994 as a 50/50 joint venture between the Company and STI. In January 1996, the Company increased its ownership interest in SCC from 50% to 80% and SCC acquired the intellectual property and technology rights of the DSS switch. SCC is included in the consolidated financial statements since the beginning of fiscal 1996.

     For the quarter ended June 30, 1997, Sattel's revenues were $944,000 from the sales of DSS switches to three customers, including the first shipment of a DSS switch to Apollo Inc. which represents 46% of the sales for the quarter. Sales for the quarter were $103,000 higher than for the first quarter of the prior year. Revenue growth was constrained by the negative impact that the liquidity deficiency and class action suits have had on customer perception. Additionally, the Company's management was required to expend significant time and energy with respect to these issues which further impacted business development.

     Gross profit of $539,000 for the quarter ended June 30, 1997, was $156,000 lower than the corresponding period of the prior year due in part to the higher proportion of lower margin OEM product necessary to complete the initial installation of the Apollo Inc. switch.

     Selling and administration expense for the quarter ended June 30, 1997 increased $1,769,000 over the prior year corresponding period in part due to further development of the Sattel business and in part due to increases in certain corporate office expenses and a provision for doubtful accounts of $226,000. Corporate expenses for the quarter include $467,000 in respect to external audit and tax consulting fees, as well as a charge of $280,000 in respect to warrants issued on May 13, 1997, to Superior St. Capital, the Company's investment banking firm, in connection with an equity financing (see Note 4 to the Condensed Consolidated Financial Statements) and further investment planning. The provision for doubtful accounts related to one customer which filed for bankruptcy protection in September 1997.

     Engineering, research and development costs include all engineering charges related to new products and the DSS switch and are charged to operations when incurred. Engineering, research and development costs increased to $694,000 in the first quarter of fiscal 1998 from $364,000 in the first quarter of fiscal 1997. Engineering, research and development costs were not incurred by the Company prior to the fourth quarter of fiscal 1996 since the intellectual property rights for the switching products were not acquired until January 1996. These expenses ramped up during fiscal 1997 and on a quarterly basis were as follows; $364,000, $873,000, $1,798,000 and $1,025,000 for the first, second, third and fourth quarters of fiscal 1997, respectively. The decrease in spending for the first quarter of 1998 is directly related to the liquidity deficiency which the Company experienced in late fiscal 1997 and early fiscal 1998. Management anticipates the spending levels and engineering research and development will increase in the future in order to further develop the Company's product line.

     The loss from continuing operations for the quarter ended June 30, 1997 and the increase in loss from continuing operations over the corresponding period in fiscal 1997 is primarily due to the increase in the Company's corporate office expenses and the increase in the business operating expenses of Sattel occasioned by the further development of Sattel's business.

Liquidity and Capital Resources

     As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, the Company encountered a liquidity deficiency during the end of fiscal 1997 and in early fiscal 1998, primarily because (i) certain customers of Sattel were past due on receivables, (ii) Sattel granted certain customers extended payment terms, (iii) Sattel's revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring, as discussed in
Note 2 to the Condensed Consolidated Financial Statements.

     As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July 1997, the Company raised $5,597,000 through equity and debt financing (see Note 6 to the Condensed Consolidated Financial Statements for additional information). After completion of the equity and debt financing, collection of $4.4 million from CNC in August 1997, and the anticipated sales of C&L, Valley and APC's real estate, management believes that it will have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through March 31, 1998 and for the foreseeable future. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in common stock holdings as a percentage of the total outstanding shares.

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

     The Company used cash in operating activities of $315,000 during the first quarter of fiscal 1998 as compared to $4,679,000 for the first quarter of fiscal 1997. The decrease in the use of cash is primarily attributable to the liquidity deficiency which the Company experienced. Operations were supported by increases in accounts payable and accrued expenses during the first quarter. In addition, cash generated by discontinued operations provided some capital for operations.

     The Company's net receivables consisted of the following at June 30, 1997:

     CNC                                       $ 4,217
     All other receivables                         608
                                                ------
        Total receivables                      $ 4,825
                                                ======

     The increase in receivables at June 30, 1997 is due to the increase in Sattel's sales. At August 15, 1997, Sattel had collected $4.3 million of receivables that were outstanding at March 31, 1997, of which $4.2 million was the result of the judgment discussed in the next paragraph.

     In April 1997, Sattel commenced legal proceedings against CNC for, among other things, breach of contract relating to payment of $4.2 million of accounts receivable. In July 1997, Sattel received a court ordered judgment in its favor whereby, among other things, Sattel executed upon a judgment of $4.4 million against CNC on August 15, 1997. In addition, CNC repurchased from Sattel 25% of CNC Preferred Stock owned by Sattel at $12.00 per share or $396,000 on August 2, 1997.

     The increase in inventory is primarily attributable to purchases of raw materials for DSS switches.

     There were no capital expenditures during the first quarter of fiscal 1998 compared to capital expenditures of $195,000 in the first quarter of fiscal 1997. The decrease in capital expenditures is primarily due to the liquidity deficiency which the Company experienced. The Company anticipates that Sattel's fiscal 1998 capital expenditure requirements will approximate $1.2 million primarily for test equipment and development hardware.

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

     In August 1997, CNC completed its IPO at an offering price of $12.00 per share. The CNC Preferred Stock owned by Sattel was automatically converted into CNC common stock immediately prior to the closing of the IPO. The value of Sattel's investment in CNC Preferred Stock, after giving effect to a reverse 1 for 15 stock split and based on a $12.00 per share offering price, is approximately $1,512,000. Consequently, Sattel recorded a non-operating loss of $1,060,000 in the fourth quarter of fiscal 1997 related to the impairment in value of its investment. The investment in CNC Preferred Stock of $1,512,000 is classified within other current assets in the Condensed Consolidated Balance Sheet. Sattel is prohibited from selling 75% of its CNC common stock for six months following CNC's IPO. Sattel sold 25% of its CNC common stock in August 1997 at $12.00 per share and received $396,000.
Sattel continues to own the warrant from CNC which is now a warrant for CNC common stock as a result of the conversion discussed above.

     In February 1997, the Company sold a majority of APC's assets (see Note 2 to the Consolidated Financial Statements). The Company has received preferred stock dividends of $797,000 from APC subsequent to the sale of its assets. Further preferred stock dividends will be available when cash held in escrow is released or when APC's building is sold as a result of preferred stock dividends currently in arrears. APC has restricted cash of $100,000 that is held in an escrow account for reimbursement of indemnification claims by the Buyer. The escrow account will remain in existence until February 3, 1998. At that time, indemnification claims by the Buyer of APC up to $100,000 will be repaid and any remaining escrow funds will be disbursed to APC. APC has entered into a lease with the Buyer of APC for the building that terminates on approximately November 15, 1997. In addition, APC has listed the building for sale. The real estate is collateral for two mortgages that amount to $768,000 at June 30, 1997.

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

Forward-Looking Statements

     All statements other than historical statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual Report to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and in general the other risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                        Part II.  Other Information


Item 1.   Legal Proceedings

     Please see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for information on various legal proceedings. There are no material developments to report at this time.


Item 6.   Exhibits and Reports on Form 8-K

          a)   Exhibits:

               27    -   Financial Data Schedule

          b) A Form 8-K was filed by the Company on May 6, 1997 which covered:

               Item 5.   Other Events
                         On April 24, 1997, the Company entered into a Purchase Agreement with Security Services, Inc. ("SSI") pursuant to which SSI agreed to purchase 100% of the common stock of C&L Acquisition Corporation, which owns 80% of the common stock of Valley Communications, Inc. Subsequently, the transaction contemplated was not consummated and the agreement was terminated.

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


                                        THE DIANA CORPORATION



                                        By: /s/ James J. Fiedler
                                            Chairman of the Board and
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                        By: /s/ Brian A. Robson
                                            Vice President, Controller
                                            and Secretary (Principal
                                            Financial and Accounting
                                            Officer)




DATE:  October 17, 1997