Form 10-Q
period 1997-09-30
DIANA CORP
filed 1997-11-14
CIK 57201

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the period ended            September 30, 1997

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

                                                            X  Yes   ___ No


     At November 14 1997, the registrant had issued and outstanding an aggregate of 7,961,297 shares of its common stock.

                      Part I - Financial Information

Item 1.  Financial Statements

                  The Diana Corporation and Subsidiaries
                  Condensed Consolidated Balance Sheets
                          (Dollars in Thousands)

                                              Sept. 30, 1997  March 31, 1997
                                                 ------------    ---------
                                                 (Unaudited)
                                  Assets
Current assets
  Cash and cash equivalents                      $  3,327       $     81
  Marketable securities                             1,211            ---
  Receivables, net                                    471          4,594
  Inventories                                       3,504          2,937
  Net assets of discontinued operations               585            893
  Other current assets                                486          1,716
                                                   ------         ------
    Total current assets                            9,584         10,221

Property and equipment                              1,776          1,944
Intangible assets                                   3,648          3,755
Net assets of discontinued operations               6,658          7,308
Other assets                                          ---             16
                                                   ------         ------
                                                 $ 21,666       $ 23,244
                                                   ======         ======

              Liabilities and Shareholders' Equity
Current liabilities
  Accounts payable                               $  1,881       $  2,559
  Accrued liabilities                               1,413          1,360
  Accrued common stock conversion expense           5,522            ---
  Accrued common stock warrant expense                366            ---
  Current portion of long-term debt                   141            141
                                                   ------         ------
    Total current liabilities                       9,323          4,060

11.25% subordinated debentures, due 2002            1,746          1,817
8.0% convertible notes, due 2000                    1,683            ---
Other liabilities                                     519            533
Commitments and contingencies

Shareholders' equity
  Preferred stock - $.01 par value                    ---            ---
  Common stock - $1 par value                       8,047          6,007
  Additional paid-in capital                       82,006         80,124
  Accumulated deficit                             (75,996)       (63,540)
  Unrealized gain on marketable securities             95            ---
  Treasury stock                                   (5,757)        (5,757)
                                                   ------         ------
    Total shareholders' equity                      8,395         16,834
                                                   ------         ------
                                                 $ 21,666       $ 23,244
                                                   ======         ======
See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Operations
                                (Unaudited)
                 (In Thousands, Except Per Share Amounts)

                              3 Months    12 Weeks     6 Months    28 Weeks
                                Ended      Ended         Ended      Ended
                              Sept. 30,   Oct. 12,     Sept. 30,   Oct. 12,
                                1997        1996         1997        1996

Net sales                      $   106    $ 3,666      $  1,050    $ 4,507
Cost of goods sold                  37        891           442      1,037
                                ------     ------       -------     ------
Gross profit                        69      2,775           608      3,470

Selling and administrative
 expenses                        2,590      2,821         6,126      4,589
Engineering, research and
 development                       603        874         1,297      1,238
                                ------     ------       -------     ------
Total operating expenses         3,193      3,695         7,423      5,827
                                ------     ------       -------     ------
Operating loss                  (3,124)      (920)       (6,815)    (2,357)

Interest expense                  (123)       (19)         (123)       (45)
Non-operating income                 4        163             4        346
Non-operating expense           (5,522)       ---        (5,522)       ---
Minority interest                  ---         (5)          ---        126
                                ------     ------       -------     ------
Loss from continuing
 operations                     (8,765)      (781)      (12,456)    (1,930)

Loss from discontinued
 operations                        ---       (229)          ---       (402)

Estimated loss on disposal of
 discontinued operations           ---     (3,500)          ---     (3,500)
                                ------     ------       -------     ------
Net loss before extraordinary
 item                           (8,765)    (4,510)      (12,456)    (5,832)

Extraordinary item                 ---       (227)          ---       (227)
                                ------     ------       -------     ------
Net loss                       $(8,765)   $(4,737)     $(12,456)   $(6,059)
                                ======     ======       =======     ======
Loss per common share:
 Continuing operations         $ (1.27)   $  (.15)     $  (2.04)   $  (.37)
 Discontinued operations           ---       (.71)          ---       (.74)
 Extraordinary item                ---       (.04)          ---       (.04)
                                ------     ------       -------     ------
 Net loss per common share     $ (1.27)   $  (.90)     $  (2.04)   $ (1.15)
                                ======     ======       =======     ======
Weighted average number of
 common shares outstanding       6,897      5,279         6,102      5,249
                                ======     ======       =======     ======
          See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
              Condensed Consolidated Statements of Cash Flows
                               (Unaudited)
                              (In Thousands)

                                                6 Mos. Ended   28 Wks. Ended
                                                Sep. 30, 1997  Oct. 12, 1996
                                                -------------  -------------
Operating Activities:
  Net loss before extraordinary item              $(12,456)      $ (5,832)
  Reconciliation of net loss to net cash
   provided by operating activities:
    Depreciation and amortization                      355            218
    Estimated loss on disposal of discontinued
     operations                                        ---          3,500
    Provision for common stock warrants issued         366            ---
    Provision for Sattel Class A/B Unit
     convertibility                                  5,522            ---
    Minority interest                                  ---           (126)
    Other                                              ---            (74)
    Net change in discontinued operations              777         (4,100)
    Changes in operating assets and liabilities      2,756         (3,694)
                                                   -------        -------
Net cash provided (used) by operating activities    (2,680)       (10,108)

Investing activities:
  Increase in promissory note                          ---         (5,000)
  Sale of CNC common stock and preferred stock,
   respectively                                        397          2,500
  Additions to property and equipment                  (80)          (647)
  Net change in discontinued operations               (411)          (395)
                                                   -------        -------
Net cash provided (used) by investing activities       (94)        (3,542)

Financing activities:
  Repayments of long-term debt                         (71)           (71)
  Change in note payable                               250            ---
  Payment of note payable                              (98)           ---
  Common stock issued, net of expenses               5,347         13,918
  Net change in discontinued operations                592          4,572
  Other                                                ---            (21)
                                                   -------        -------
Net cash provided (used) by financing activities     6,020         18,398
                                                   -------        -------
Increase in cash and cash equivalents                3,246          4,748

Cash and cash equivalents at the beginning
  of the period                                         81          4,480
                                                   -------        -------
Cash and cash equivalents at the end
  of the period                                   $  3,327       $  9,228
                                                   =======        =======
Non-cash transactions:
  Acquisition of common stock held by
   minority shareholder                           $    ---       $  1,818
  Conversion of promissory note and accrued
   interest into CNC preferred stock                   ---          5,072
  Issuance of common stock warrants to
   investment banker and placement agent               366            ---
  Note payable to related party                         98            ---
  Change in convertibility of Sattel A/B Units       5,552            ---
  Conversion of note payable to common stock           250            ---
  Conversion of convertible notes and interest
   into common stock                                   825            ---

See notes to condensed consolidated financial statements.

                  The Diana Corporation and Subsidiaries
           Notes to Condensed Consolidated Financial Statements
                               (Unaudited)

NOTE 1 - Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

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

     As a result of the sale of APC's assets, the Company's Board of Directors terminated the original Restructuring plan for a spin-off of the non-Sattel businesses. The Company adopted a revised Restructuring plan to sell C&L and Valley. The revised Restructuring plan was approved by the Board of Directors in February 1997. The Company anticipates the sale of these businesses will be completed prior to March 31, 1998. The Company believes that the reserve for loss on disposal recorded at September 30, 1997 of $1,908,000 is sufficient to cover all estimated expenses and net losses of the remaining discontinued operations to be incurred with respect to its revised Restructuring plan.

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

NOTE 3 - Notes Payable

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

     Through November 14, 1997, 389,186 shares of common stock have been issued in connection with conversions of $2,032,000 of convertible notes and accrued interest. Of those conversion shares, 159,346 were issued as of September 30, 1997.

     In addition, warrants to purchase 37,037 of common stock at an exercise price of $6.75 per share were issued to the escrow agent for the Regulation
S offering. These warrants are exercisable after 41 days of issuance and expire on July 17, 2000. Upon exercise of the warrants, the Company's common stock will be issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933. The fair value of the warrants of $86,000 was estimated using the Black-Scholes option pricing model and was recorded as interest expense in the second quarter of fiscal 1998 as the holders of the convertible notes have substantially converted their notes to common stock.

NOTE 4 - Commitments and Contingencies

     Please see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for information on various legal proceedings. With respect to the case captioned In Re The Diana Corporation Securities Litigation, as described in such Note 6 to the Consolidated Financial Statements in Form 10-K for the fiscal year ended March 31, 1997, the Company has filed a motion to dismiss the consolidated amended complaint, which is currently in the process of being briefed by the parties. A hearing on the Company's motion is scheduled for December 15, 1997. There are no other material developments to report at this time.

NOTE 5 - Shareholders' Equity

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

NOTE 6 - Related Party Transactions

     On September 4, 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of Diana and Sattel at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement and the conversion into Company common stock at the option of the holder. An accrued expense charge of approximately $4,016,000 was recorded in the second quarter of fiscal 1998. This charge is based on the value at September 4, 1997 of 630,000 shares of Company common stock at $6.375 per share that will be issuable to Class B Unit Holders. Assuming that Class A Units, other than those held by Sattel Communications Corporation ("SCC"), are convertible on the same basis as a result of the Board of Directors' authorization discussed above, an additional charge of $1,506,000 was accrued based on 236,250 shares of Company common stock and a per share price of $6.375.

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

     For the quarter ended September 30, 1997, Sattel's revenue growth and business development continued to be constrained by the negative impact that the liquidity deficiency and class action suits have had on customer perception. Revenues for the quarter were thus limited to $106,000 consisting of the shipment of a DSS switch as part of an expanding telecommunications network being developed by Cable USA Inc. Revenues for the corresponding period in the prior year were $3,666,000 which consisted almost entirely of shipments of DSS switches under a specific contract with Concentric Network Corporation. This contract was completed in the fiscal year ended March 31, 1997. Sattel's fiscal 1998 year-to-date sales were $1,050,000 compared to $4,507,000 for the corresponding period in fiscal 1997.

     Gross profit of $69,000 for the quarter ended September 30, 1997, was $2,700,000 lower than the corresponding period for the prior year due to its lower revenue.

     Selling and administration expense for the quarter ended September 30, 1997 was $2,590,000 compared to $2,821,000 for the corresponding quarter in the prior year.

     Engineering, research and development costs include all charges related to new products and the DSS switch and are charged to operations when incurred. Engineering, research and development costs for the quarter ended September 30, 1997 were $603,000 compared to $694,000 for the prior quarter ended June 30, 1997 and $874,000 for the corresponding quarter ended October 12, 1996.

     The decreases in operating expense spending were related to the liquidity deficiency which the Company experienced in late fiscal 1997 and in early fiscal 1998. Management anticipates the spending levels and engineering research and development will increase in the future in order to further develop the Company's product line and business expansion. In regard to the business growth, Sattel has received orders for shipments to Japan, South America, and the United States to provide local, long distance and international gateway services. Shipments and revenues in the current fiscal quarter ending December 31, 1997, are expected to include DSS Switches for installation in Japan (Apollo KK) and the United States. The order from South America is for 18 DSS Switches which, subject to customer funding availability, are to be shipped during a 12 to 18 month schedule.

     Non-operating expense for the quarter ended September 30, 1997, comprised a one time charge of $5,522,000 in respect of an accrued expense relating to the amendment of certain Class A and B Units as authorized by the Board of Directors on September 4, 1997, and described in Note 6 to the Financial Statements (Related Party Transactions).

     The loss from continuing operations for the quarter ended September 30, 1997 and the increase in loss from continuing operations over the corresponding period in fiscal 1997 is due to the lower revenue and to the incidence of the one-time charge in respect of the Class A and B Units (see
Note 6 to the Financial Statements).

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

     As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July 1997, the Company raised $5,597,000 through equity and debt financing (see Notes 3 and 5 to the Condensed Consolidated Financial Statements for additional information). After completion of the equity and debt financing, collection of $4.4 million from CNC in August 1997, and the anticipated sales of C&L, Valley and APC's real estate, management believes that it will have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through March 31, 1998 and for the foreseeable future. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in common stock holdings as a percentage of the total outstanding shares.

     The Company is seeking buyers for C&L and Valley. The Company is currently negotiating with prospective buyers for both of these operations. The Company believes that these businesses and APC's real estate will be sold prior to March 31, 1998. It is anticipated that the proceeds of the sales of these businesses and assets will be used to fund a portion of the Company's capital and operating requirements in fiscal 1998. Restrictions in the revolving lines of credit of C&L and Valley prevent the Company from presently accessing funds from these subsidiaries. Such restrictions in C&L's revolving line of credit may also initially limit the Company's access to the total proceeds from a sale of Valley prior to any ultimate sale of C&L given the existing ownership structure of Valley.

     The Company used cash in operating activities of $2,680,000 during the first two quarters of fiscal 1998 as compared to $10,108,000 for the first two quarters of fiscal 1997. The decrease in the use of cash is primarily attributable to the collection of accounts receivable by Sattel and the liquidity deficiency which the Company experienced. In addition, cash generated by discontinued operations provided some capital for operations in fiscal 1998 while discontinued operations used $4,100,000 in cash during fiscal 1997, the majority of which was funded through the increase in various lines of credit.

     The decrease in receivables at September 30, 1997 is due to the collection of $4.3 million of receivables that were outstanding at March 31, 1997, of which $4.2 million was the result of the judgment discussed in the next paragraph.

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

     Capital expenditures of $80,000 during the first two quarters of fiscal 1998 compared to capital expenditures of $647,000 in the first two quarters of fiscal 1997. The decrease in capital expenditures is primarily due to the liquidity deficiency which the Company experienced. The Company anticipates that Sattel's fiscal 1998 capital expenditure requirements will approximate $1.2 million primarily for test equipment and development hardware.

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

     In August 1997, CNC completed its IPO at an offering price of $12.00 per share. The CNC Preferred Stock owned by Sattel was automatically converted into CNC common stock immediately prior to the closing of the IPO. The value of Sattel's investment in CNC Preferred Stock, after giving effect to a reverse 1 for 15 stock split and based on a $12.00 per share offering price, is approximately $1,512,000. Consequently, Sattel recorded a non-operating loss of $1,060,000 in the fourth quarter of fiscal 1997 related to the impairment in value of its investment. The investment in CNC Preferred Stock of $1,512,000 is classified within other current assets in the Condensed Consolidated Balance Sheet. Sattel is prohibited from selling 75% of its CNC common stock for six months following CNC's IPO. Sattel sold 25% of its CNC common stock in August 1997 at $12.00 per share and received $397,000.
Sattel continues to own the warrant from CNC which is now a warrant for CNC common stock as a result of the conversion discussed above.

     In February 1997, the Company sold a majority of APC's assets (see Note 2 to the Consolidated Financial Statements). The Company has received preferred stock dividends of $797,000 from APC subsequent to the sale of its assets. Further preferred stock dividends will be available when cash held in escrow is released or when APC's building is sold as a result of preferred stock dividends currently in arrears. APC has restricted cash of $100,000 that is held in an escrow account for reimbursement of indemnification claims by the Buyer. The escrow account will remain in existence until February 3, 1998. At that time, indemnification claims by the Buyer of APC up to $100,000 will be repaid and any remaining escrow funds will be disbursed to APC. APC has entered into a lease with the Buyer of APC for the building that terminates on approximately November 15, 1997. In addition, APC has listed the building for sale. The real estate is collateral for two mortgages that amount to $767,000 at September 30, 1997.

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

     Subsequent to September 30, 1997, certain former executive officers of the Company exercised stock options. As of November 14, 1997, 392,878 shares of common stock were issued at an aggregate exercise price of $2,039,000 with respect to these transactions. The Company is also in discussions involving strategic alliances, joint ventures and potential acquisitions with entities that have complementary technologies, services and/or established sales and marketing channels and that are strategically aligned with its core business.

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

                        Part II.  Other Information


Item 1.   Legal Proceedings

     Please see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for information on various legal proceedings. With respect to the case captioned In Re The Diana Corporation Securities Litigation, as described in such Note 6 to the Consolidated Financial Statements in Form 10-K for the fiscal year ended March 31, 1997, the Company has filed a motion to dismiss the consolidated amended complaint, which is currently in the process of being briefed by the parties. A hearing on the Company's motion is scheduled for December 15, 1997. There are no other material developments to report at this time.

Item 2.   Changes in Securities and Use of Proceeds

c) Issuances of equity securities not registered under the Securities Act of 1933 are described in Notes 3 and 5 of the Condensed Consolidated Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K

a)   Exhibits:

     27    -   Financial Data Schedule

b)   Reports on Form 8-K:

     (1)  A Form 8-K was filed by the Company on July 31, 1997 which covered:

          Item 7, "Financial Statements and Exhibits" and Item 9, "Sales of Equity Securities Pursuant to Regulation S". On July 17, 1997, the Company sold $2,500,000 in 8% Convertible Notes due July 17, 2000.

     (2) A Form 8-K was filed by the Company on October 23, 1997 which covered:

          Item 4, "Changes in Registrant's Certifying Accountant". On October 15, 1997, Price Waterhouse LLP confirmed that the client - auditor relationship between The Diana Corporation and Price Waterhouse LLP had ceased.

     (3) A Form 8-K/A (Amendment #1) was filed by the Company on October 28, 1997 to include a letter from Price Waterhouse LLP which was not available for the original Form 8-K filing on October 23, 1997.

     (4) A Form 8-K/A (Amendment #2) was filed by the Company on November 5, 1997 at the request of the Securities and Exchange Commission which covered Item 4, "Changes in Registrant's Certifying Accountant" and
          Item 7, "Financial Statements and Exhibits."

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




DATE:  November 14, 1997