Form 10-Q
period 1997-12-31
COYOTE NETWORK SYSTEMS INC
filed 1998-02-17
CIK 57201

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q




              |X| Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Period ended December 31, 1997

                                       OR

             |_| Transition Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934



                          Commission file number 1-5486

                          COYOTE NETWORK SYSTEMS, INC.
           Incorporated pursuant to the Laws of the State of Delaware



        Internal Revenue Service - Employer Identification No. 36-2448698

               4360 Park Terrace Drive, Westlake Village, CA 91361
                                 (818) 735-7600

             Former Address: 20625 Mureau Road, Calabasas, CA 91302
                                 (818) 878-7711



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| YES |_| NO

At February 13, 1998, the Registrant has issued and outstanding an aggregate of 8,260,463 shares of its common stock.

================================================================================

                          COYOTE NETWORK SYSTEMS, INC.
                                AND SUBSIDIARIES


                                                                           Page
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements
                 Balance Sheet..............................................  2
                 Statement of Operations....................................  3
                 Statement of Cash Flows....................................  4
                 Notes to Financial Statements..............................  5
         Item 2. Management's Discussion and Analysis of Financial Condition 10


PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.........................................  14
         Item 2. Changes in Securities and Use of Proceeds.................  14
         Item 4. Submission of Matters to a Vote of Security Holders.......  14
         Item 6. Exhibits and Reports on Form 8-K..........................  14
         Signature    .....................................................  16

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheet
                                 (In Thousands)

                                                                                     December 31,             March 31,
                                                                                         1997                   1997
                                                                                   -----------------        -------------
                                                                                      (Unaudited)
                                            Assets
Current assets
     Cash and cash equivalents                                                        $     6,795             $      81
     Marketable securities                                                                  1,180                ---
     Receivables                                                                              999                 4,594
     Inventories                                                                            3,298                 2,937
     Net assets of discontinued operations                                                 ---                      893
     Other current assets                                                                     913                 1,716
                                                                                         --------               -------
         Total current assets                                                              13,185                10,221

Property and equipment                                                                      1,672                 1,944
Intangible assets                                                                           3,595                 3,755
Net assets of discontinued operations                                                       3,123                 7,308
Other assets                                                                                2,948                    16
                                                                                        ---------             ---------
                                                                                       $   24,523            $   23,244
                                                                                        =========             =========

                           Liabilities and Shareholders' Equity
Current liabilities
     Accounts payable                                                                  $    1,635            $    2,559
     Accrued liabilities                                                                    1,227                 1,360
     Accrued common stock conversion expense                                                5,522                ---
     Accrued common stock warrant expense                                                     494                ---
     Current portion of long-term debt                                                        141                   141
                                                                                         --------               -------
                Total current liabilities                                                   9,019                 4,060

11.25% subordinated debentures, due 2002                                                    1,676                 1,817
8.0% convertible notes, due 2000                                                            5,000                ---
Other liabilities                                                                             513                   533

Shareholders' equity
     Preferred stock - $.01 par value                                                      ---                   ---
     Common stock - $1 par value                                                            8,816                 6,007
     Additional paid-in capital                                                            84,847                80,124
     Accumulated deficit                                                                  (79,411)              (63,540)
     Unrealized (loss) on marketable securities                                              (180)               ---
     Treasury stock                                                                        (5,757)               (5,757)
                                                                                         ---------              --------
                Total Shareholders' equity                                                  8,315                16,834
                                                                                         --------                ------
                                                                                       $   24,523             $  23,244
                                                                                        =========              ========




            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                       3 Months             12 Weeks               9 Months            40 Weeks
                                                         Ended                Ended                 Ended                Ended
                                                      Dec 31, 1997         Jan 4, 1997           Dec 31, 1997         Jan 4, 1997
                                                      --------------------------------           --------------------------------

Net Sales                                                 $  1,659           $   2,552             $    2,709          $    7,059
Cost of sales                                                  516                 710                    958               1,747
                                                         ---------            --------              ---------            --------
Gross profit                                                 1,143               1,842                  1,751               5,312

Selling and Administrative expenses                          3,056               3,965                  9,182               8,555
Engineering, Research and Development                        1,395               1,798                  2,692               3,035
                                                          --------            --------               --------            --------
         Total operating expenses                            4,451               5,763                 11,874              11,590
                                                          --------            --------               --------            --------
         Operating loss                                     (3,308)             (3,921)               (10,123)             (6,278)

Interest expense                                              (150)                 (7)                  (273)                (52)
Non-operating income (loss)                                     44                (626)                    48                (281)
Non-operating expense                                      ---                 ---                     (5,522)            ---
Minority interest                                          ---                      55                ---                     181
Income tax credit                                          ---                     836                ---                     836
                                                        ----------            --------            -----------            --------
         Loss from continuing operations                    (3,414)             (3,663)               (15,870)             (5,594)

Loss from discontinued operations                          ---                    (223)               ---                    (625)
Estimated loss on disposal of
  discontinued operations                                  ---                  (2,050)               ---                  (5,550)
                                                        ----------            ---------           -----------            ---------
         Loss before extraordinary item                     (3,414)             (5,936)               (15,870)            (11,769)
Extraordinary item                                         ---                 ---                     --                    (227)
                                                        ----------          ----------            -----------           ----------
         Net loss                                         $ (3,414)          $  (5,936)            $  (15,870)         $  (11,996)
                                                           ========           =========             ==========             =======

Loss per common share (basic & diluted):
  Continuing operations                                   $  (.44)           $   (.69)             $   (2.37)          $   (1.06)
  Discontinued operations                                    ---                 (.04)                 ---                  (.12)
  Estimated loss on disposal                                 ---                 (.39)                 ---                 (1.06)
  Extraordinary item                                        ---                ---                   ---                    (.04)
                                                        -----------        -----------           ------------          ----------
Net loss per common share (basic & diluted)               $  (.44)           $  (1.12)             $   (2.37)          $   (2.28)
                                                           =======             =======              =========           =========

Weighted average number of common
  shares outstanding (basic & diluted)                       7,844               5,294                  6,685               5,263







            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                          9 Months               40 Weeks
                                                                                            Ended                  Ended
                                                                                         Dec 31, 1997           Jan 4, 1997
                                                                                         ------------           -----------
Operating Activities:
     Loss before extraordinary item                                                       $  (15,870)           $  (11,769)
     Reconciliation of loss to net cash provided by operating activities:
         Losses on sales of marketable securities                                            ---                       736
         Depreciation and amortization                                                           565                   346
         Provision for common stock warrants issued                                              494               ---
         Provision for CTL Class A/B Unit Convertibility                                       5,522               ---
         Minority Interest                                                                   ---                      (181)
         Estimated loss on disposal of discontinued operations                               ---                     5,550
         Net change in discontinued operations                                                   345                (2,808)
         Other                                                                               ---                       (70)
         Changes in operating assets and liabilities                                           1,610                (5,544)
                                                                                            --------              ---------
Net cash provided (used) by operating activities                                              (7,334)              (13,740)
Investing activities:
     Increase in promissory note                                                                (840)               (5,600)
     Sale of CNC common and preferred stock respectively                                         397                 2,500
     Additions to property and equipment                                                        (132)               (1,977)
     Proceeds of sales of marketable securities                                              ---                     1,227
     Purchase of marketable securities                                                          (244)              ---
     Net change in discontinued operations                                                      (470)                 (792)
     Proceeds of discontinued operations                                                       2,861               ---
     Other                                                                                   ---                       284
                                                                                          ----------               -------
Net cash provided (used) by investing activities                                               1,572                (4,358)
Financing activities:
     Repayments of long-term debt                                                               (141)                 (141)
     Change in note payable                                                                      250               ---
     Payment of note payable                                                                     (98)              ---
     Convertible note issued, net of expenses                                                  4,635               ---
     Common stock issued, net of expenses                                                      7,601                13,918
     Net change in discontinued operations                                                       229                 2,890
     Extraordinary item                                                                      ---                      (227)
     Other                                                                                   ---                       (22)
                                                                                          ----------              ---------
Net cash provided (used) by financing activities                                              12,476                16,418
                                                                                              ------                ------
Increase (decrease) in cash and cash equivalents                                               6,714                (1,680)
Cash and cash equivalents at the beginning of the period                                          81                 4,480
                                                                                          ----------              --------
Cash and cash equivalents at the end of the period                                        $    6,795            $    2,800
                                                                                           =========             =========
Non-cash transactions:
     Conversion of promissory note to CNC preferred stock                                    ---                 $   5,000
     Acquisition of common stock held by minority shareholder                                ---                     2,832
     Issuance of common stock warrants to
       investment banker and placement agent                                                     494               ---
     Note payable to related party                                                                98               ---
     Change in convertibility of CTL A/B Units                                                 5,552               ---
     Conversion of note payable to common stock                                                  250               ---
     Conversion of convertible notes and interest into common stock                            2,545               ---

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

              At the Annual Meeting of Shareholders held on November 20, 1997, the Registrant's shareholders adopted and ratified a change of the Registrant's name to Coyote Network Systems, Inc.

              At a meeting of the members of the Registrant's subsidiary Sattel Communications, LLC held on December 16, 1997, the members adopted and ratified a change of the subsidiary's name to Coyote Technologies, LLC ("CTL").

NOTE 1        Basis of Presentation

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended December 31, 1997 are not necessarily indicative of the results that may be expected for the fiscal year ended March 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1997.

         The computation of loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period.


NOTE 2        Discontinued Operations

         On November 20, 1996, the Board of Directors of the Company approved a restructuring plan (the "Restructuring") to separate its central office voice and data switching equipment business (the "CTL Business" formerly the "Sattel Business") from the following businesses:

                SEGMENT                                    COMPANY
    Telecommunications equipment distribution               C&L
    Voice and data network installation and service         Valley
    Wholesale distribution of meat and seafood              Entree/APC

         The Restructuring provided for a spin-off of the non-CTL businesses, through a special dividend to the Company's shareholders. Consequently, the Company reported the results of operations of the telecommunications equipment distribution segment, the voice and data network installation and service segment and the wholesale distribution of meat and seafood segment separately as discontinued operations. Subsequently, the Company received a purchase offer for a majority of the assets of APC. On February 3, 1997, the Board of Directors of the Company approved the sale of a majority of the assets of APC to Colorado Boxed Beef Company ("Colorado"). The sale closed on February 3, 1997.

         Colorado purchased the following assets of APC for $13.5 million: receivables, inventories, machinery and equipment, furniture and fixtures, and certain other current assets. Colorado made a cash payment to APC of $6.9 million of which $712,000 was restricted pursuant to the terms of the Asset Purchase Agreement. As of December 31, 1997, $100,000 was held in escrow and was released on February 5, 1998 at which time all valid claims against the escrow had been settled. Colorado also assumed accounts payable and accrued liabilities of APC of $6.6 million. APC repaid $5.8 million to its lender to extinguish all obligations under its revolving line of credit.

         APC retained real estate with a net book value of $2.5 million. The real estate is collateral for two mortgage notes that amounted to $754,000. The real estate is listed for sale.

         As a result of the sale of APC's assets, the Company's Board of Directors terminated the original Restructuring Plan for a spin-off of the non-CTL businesses. The Company adopted a revised Restructuring Plan to sell C&L and Valley. The revised Restructuring Plan was approved by the Board of Directors in February 1997.

         On November 20, 1997, the Company completed the sale of its telecommunications distributor subsidiary, C&L Communications, Inc. ("C&L"), to the current management of C&L, including Michael Sonaco, James Olson and William Cain. Prior to the sale, $645,000 of non-operating assets were dividended by C&L to the Company, and under the terms of the agreement, the Company received $2,750,000 in cash, and $1,000,000 secured promissory note due in monthly installments and maturing on January 1, 2001 and non-voting, subordinated preferred stock with a liquidation preference of $2,000,000. The note receivable was recorded at face value of $1,000,000 and the preferred stock was recorded at a value of $800,000.

         The Company anticipates the sale of Valley will be completed prior to March 31, 1998. The Company believes that the reserve for loss on disposal recorded at December 31, 1997 of $1,807,000 is sufficient to cover all estimated expenses and net losses of the remaining discontinued operations to be incurred with respect to its revised Restructuring Plan.

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


NOTE 3        Notes Payable

In December 1997, the Company received $4,635,000 upon the issuance of $5,000,000 in 8% convertible notes. Fees and expenses amounted to $365,000. The notes are convertible into the Company's common stock which will be issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933. The conversion price is the lessor of $7.00 or 80% of the 5 day average closing bid price on a conversion date with a conversion floor price (the "Conversion Floor Price") of $4.00 per share, provided that if the average closing bid price for any 20 consecutive trading days prior to a conversion date is less than $4.00 per share, the Conversion Floor Price will be adjusted to 80% of such 20 day average closing bid price. A further restriction on conversion provides that in no event shall the holder be entitled to convert any portion of the note in excess of that portion of the note upon conversion of which the sum of (1) the number of shares of common stock beneficially owned by the holder and its affiliates (other than shares of common stock which may be deemed beneficially owned through the ownership of the unconverted portion of this note as defined in the Subscription Agreement) and (2) the number of shares issuable upon the conversion of the portion of the note with respect to which the determination of this proviso is being made, would result in beneficial ownership by the holder and its affiliates of more than 4.9% of the outstanding common stock of the Company. The note

NOTE 3        Notes Payable  (Continued)

can be converted equally beginning 45, 75 and 105 days following December 22, 1997. Interest is payable semi-annually in arrears in the form of Company common stock based on the above-described conversion price.

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

         The 8% convertible notes contain certain event of default provisions. If an event of default occurs and is not waived by the holders of a majority of all notes, the Company must redeem the notes at 125% of the outstanding principal amount due. Significant event of default provisions include among other things: proceedings for relief under bankruptcy law, insolvency, money judgment or writ of attachment in excess of $500,000 filed against the Company and the delisting of the Company's common stock from an exchange.

         Through February 13, 1998, 153,310 shares of common stock have been issued in connection with conversions of $613,000 of convertible notes and accrued interest. Of those conversion shares, none were issued as of December 31, 1997.

         In addition, warrants to purchase 48,611 of common stock at an exercise price of $7.20 per share were issued to the escrow agent for the Regulation S offering. These warrants are exercisable immediately and expire on December 31, 2002. Upon exercise of the warrants, the Company's common stock will be issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933. The fair value of the warrants of $128,000 was estimated using the Black-Scholes Option Pricing Model and was recorded as interest expense in the third quarter of fiscal 1998.


NOTE 4        Commitments and Contingencies

         Please see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for information on various legal proceedings. With respect to the case captioned In Re The Diana Corporation Securities Litigation, as described in such Note 6 to the Consolidated Financial Statements in Form 10-K for the fiscal year ended March 31, 1997, a motion to dismiss the consolidated amended complaint filed by the Company was denied on December 15, 1997. There are no other material developments to report at this time.


NOTE 5        Other Assets

              On December 11, 1997, the Company entered into a letter of intent regarding a merger between the Company and NUKO Information Systems, Inc. ("NUKO"). NUKO is a manufacturer of compression and transmission technology for a variety of video applications. The proposed merger could provide both a complement and synergy with the Company's telecommunications products and be a strategic step in the Company's plan to provide comprehensive systems solutions in the emerging telecommunications markets.

The proposed merger is to be effected by an exchange of one share of the Company's common stock plus warrants for the purchase of one and one-half shares of the Company's common stock at an exercise price of $5.00 per share, for every 10 shares of NUKO common stock. The proposed merger is contingent upon a number of factors including NUKO's financial status and satisfactory completion of a due diligence exercise currently being performed. Pending conclusion of the due diligence activity, the Company has provided funds to NUKO under a secured promissory note executed by NUKO in favor of the Company. As of December 31, 1997, funds in the amount of $840,000 have been advanced by the Company to NUKO under the promissory note agreement. As of February 10, 1998, a further $675,000 has been advanced by the Company bringing the total value payable under the note by NUKO to $1,515,000.


NOTE 6        Shareholders' Equity

         In July 1997, the Company received $2,235,000 upon the issuance of $2,500,000 in 8% convertible notes. As of December 31, 1997, the full value of notes and accrued interest to the date of conversion had been converted into the Company's common stock which was issued pursuant to the exemption provisions on Regulation S of the Securities Act of 1933. Common stock totaling 484,964 shares was issued in connection with conversions of $2,545,000 of convertible notes and accrued interest at a weighted average conversion price of $5.25 per share. In addition, warrants to purchase 37,037 shares of common stock at an exercise price of $6.75 per share were issued in July 1997 to the escrow agent for the Regulation S offering. These warrants are exercisable after 41 days of issuance and expire on July 17, 2000. Upon exercise of the warrants, the Company's common stock will be issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933. The fair value of the warrants of $86,000 was estimated using the Black-Sholes Option Pricing Model and was recorded as expense in the second quarter of fiscal 1998. Through February 14, 1998, none of the 37,037 warrants had been exercised.

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

         On May 13, 1997, the Company issued warrants to Superior Street Capital, its investment banking firm, in connection with the equity financing discussed. The warrants are for the purchase of 324,000 shares of the Company's common stock at $2.25 per share. A warrant to purchase 273,000 shares of common stock is exercisable immediately and expires five years from issue. A warrant to purchase 51,000 shares of common stock was exercisable on November 13, 1997 and expires on November 13, 2002. Registration rights were provided to the owner of the warrants. During the first quarter of fiscal 1998, the Company recorded a charge of $280,000 for the fair value of these warrants which was estimated using the Black-Scholes Option Pricing Model.

         In June 1997, the Company's Board of Directors authorized the following items with respect to the Company's two non-qualified stock option plans:

         a) Stock options to purchase 46,897 shares of the Company's common stock were granted to certain employees of CTL. In addition, the Board of Directors authorized the issuance of an additional 100,000 stock options pursuant to the Company's plan to CTL employees.

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

         During the three months ended December 31, 1997, certain former executive officers of the Company exercised stock options. A total of 398,956 shares of common stock were issued at an aggregate exercise price of $2,067,000 with respect to these transactions.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The Company's historical results of operations reflect the operations of APC, C&L and Valley as discontinued operations. The following discussion encompasses the results of operations of Coyote Technologies, LLC ("CTL") and of the Company's corporate office. CTL operations were conducted through Sattel Communications Corp. ("SCC") prior to CTL's formation in April 1996. SCC commenced operations in November 1994 as a 50/50 joint venture between the Company and Sattel Technologies, Inc. In January 1996, the Company increased its ownership interest in SCC from 50% to 80% and SCC acquired the intellectual property and technology rights of the DSS Switch. SCC is included in the consolidated financial statements since the beginning of fiscal 1996.

         For the quarter ended December 31, 1997, CTL revenue growth and business development continued to be constrained by the negative impact that the class action suits and the liquidity deficiency experienced prior to August 1997 have had on customer perception. Revenues for the quarter of $1,659,000, consisting primarily of the sale of four DSS Switch Systems, were, however, significantly higher than the $106,000 achieved in the prior quarter of the current fiscal year. Revenues for the corresponding period in the prior year were $2,552,000 consisting primarily of the shipments of DSS Switches under a specific contract with Concentric Network Corporation. This contract was completed in the fiscal year ended March 31, 1997. CTL's fiscal year to date sales were $2,709,000 compared to $7,059,000 for the corresponding period in fiscal 1997.

         Gross profit of $1,143,000 for the quarter ended December 31, 1997, was $699,000 lower than the corresponding period for the prior year due to its lower revenue.

         Selling and Administration expense for the quarter ended December 31, 1997 was $3,056,000 compared to $2,590,000 for the prior quarter ended September 30, 1997 and $3,965,000 for the corresponding quarter in the prior year.

         Engineering, Research and Development costs include all charges related to new products and the DSS Switch and are charged to operations when incurred. Engineering, Research and Development costs for the quarter ended December 31, 1997 were $1,395,000 compared to $603,000 for the prior quarter ended September 30, 1997 and $1,798,000 for the corresponding quarter ended January 4, 1997.

         The increases from the prior quarter in operating expense spending were primarily related to the recovery from the liquidity deficiency which the Company experienced in late fiscal 1997 and in early fiscal 1998. Management anticipates the spending levels for Engineering, Research and Development will continue to increase in the future in order to further develop the Company's product line and business expansion.

         In regard to the business growth, CTL has received orders for shipments to Japan, South America, and the United States to provide local, long distance and international gateway services. Subsequent to December 31, 1997, the Company has received a three year OEM Supply Contract from Apollo KK, Tokyo, Japan, with a stated minimum value of $20,000,000. The contract provides Apollo KK exclusive distribution rights, within certain defined parameters, to distribute CTL DSS Switches in Japan. In addition, Apollo KK has non-exclusive rights to distribute CTL products in a number of other countries. The Company is also in discussions involving strategic alliances, joint ventures and potential acquisitions with entities that have complementary technologies, services and/or established sales and marketing channels and that are strategically aligned with its core business.

         Non-operating expense for the nine months ended December 31, 1997, comprised a one time charge of $5,522,000 in respect of an accrued expense recorded in the prior quarter ended September 30, 1997 relating to the amendment of certain Class A and B Units as authorized by the Board of Directors on September 4, 1997.

         The loss from continuing operations for the quarter ended December 31, 1997 and the increase in loss from continuing operations over the corresponding period in fiscal 1997 is due to the lower revenue and to the incidence of the one-time charge in respect of the Class A and B Units (see Note 6 to the Financial Statements).


Liquidity and Capital Resources

         As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, the Company encountered a liquidity deficiency during the end of fiscal 1997 and in early fiscal 1998, primarily because (i) certain customers of CTL were past due on receivables, (ii) CTL granted certain customers extended payment terms, (iii) CTL's revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring, as discussed in Note 2 to the Condensed Consolidated Financial Statements.

         As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July 1997 and December 1997, the Company raised $5,597,000 and $4,635,000 respectively, through equity and debt financing (see Notes 3 and 6 to the Condensed Consolidated Financial Statements for additional information). After completion of the equity and debt financing, collection of $4.4 million from CNC in August 1997, the sale of C&L (Note 2) and the anticipated sales of Valley and APC's real estate, management believes that it will have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through March 31, 1998 and for the foreseeable future. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in common stock holdings as a percentage of the total outstanding shares.

         The Company is currently negotiating with prospective buyers for Valley. The Company believes that this business and APC's real estate will be sold prior to March 31, 1998. It is anticipated that the proceeds of the sales of this business and assets will be used primarily toward funding potential acquisitions and the Company's capital and operating requirements in fiscal 1998.

         During the three months ended December 31, 1997, certain former executive officers of the Company exercised stock options. A total of 398,956 shares of common stock were issued at an aggregate exercise price of $2,067,000 with respect to these transactions.

         The Company used cash in operating activities of $7,334,000 during the first three quarters of fiscal 1998 as compared to $13,740,000 for the first three quarters of fiscal 1997. The decrease in the use of cash is primarily attributable to the collection of accounts receivable by CTL and the liquidity deficiency which the Company experienced. In addition, cash generated by discontinued operations provided some capital for operations in fiscal 1998 while discontinued operations used $2,808,000 in cash during fiscal 1997, the majority of which was funded through the increase in various lines of credit.

         The decrease in receivables at December 31, 1997 is due primarily to the collection of $4.3 million of receivables that were outstanding at March 31, 1997, of which $4.2 million was the result of the judgment discussed in the next paragraph.

         In April 1997, CTL commenced legal proceedings against CNC for, among other things, breach of contract relating to payment of $4.2 million of accounts receivable. In July 1997, CTL received a court ordered judgment in its favor whereby, among other things, CTL executed upon a judgment of $4.4 million against CNC on August 15, 1997. In addition, CNC repurchased from CTL 25% of CNC Preferred Stock owned by CTL at $12.00 per share or $396,000 on August 2, 1997.

         The increase in inventory is primarily attributable to purchases of raw materials for DSS switches.

         Capital expenditures of $132,000 during the first three quarters of fiscal 1998 compared to capital expenditures of $1,974,000 in the first three quarters of fiscal 1997. The decrease in capital expenditures is primarily due to the liquidity deficiency which the Company experienced. The Company anticipates that CTL's fiscal 1998 capital expenditure requirements will approximate $0.8 million primarily for test equipment and development hardware.

         In February 1997, the Company sold a majority of APC's assets (see Note 2 to the Consolidated Financial Statements). The Company has received preferred stock dividends of $797,000 from APC subsequent to the sale of its assets. Further preferred stock dividends will be available when cash held in escrow is released or when APC's building is sold as a result of preferred stock dividends currently in arrears. APC had restricted cash of $100,000 that is held in an escrow account as of December 31, 1997, for reimbursement of indemnification claims by the Buyer. The escrow account restriction was lifted on February 3, 1998, and the escrow funds were paid to APC. APC entered into a lease with the Buyer of APC for the building that terminated in February, 1998. APC has listed the building for sale. The real estate is collateral for two mortgages that amount to $754,000 at December 31, 1997.

         In the fourth quarter of fiscal 1996 and in the first quarter of fiscal 1997, the Company raised approximately $17.4 million, after commissions and expenses, through the sale of 600,000 shares of common stock.


Forward-Looking Statements

         All statements other than historical statements contained in this Report on Form 10-Q constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual Report to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially Forward-Looking Statements (Continued)

from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and in general the other risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997. The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings

         Please see Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997 for information on various legal proceedings. With respect to the case captioned In Re The Diana Corporation Securities Litigation, as described in such Note 6 to the Consolidated Financial Statements in Form 10-K for the fiscal year ended March 31, 1997, a motion to dismiss the consolidated amended complaint filed by the Company was denied on December 15, 1997. There are no other material developments to report at this time.


ITEM 2.       Changes in Securities and Use of Proceeds

c) Issuances of equity securities not registered under the Securities Act of 1933 are described in Notes 3 and 6 of the Condensed Consolidated Financial Statements.


ITEM 4.       Submission of Matters to a Vote of Security Holders

a)   Annual Meeting of Shareholders held November 20, 1997.

b)   Matters voted upon:

     Proposal #1                              Votes Cast
       Election of Directors             For           Against
         James J. Fiedler             5,982,242         45,042
         Stephen W. Portner           5,983,192         44,092

     Proposal #2
       Amendment to the Certificate of Incorporation to change the name of The Diana Corporation to Coyote Network Systems, Inc.

         Votes Cast:                      For          Against      Abstained
                                       5,788,700       201,646       36,938


ITEM 6.  Exhibits and Reports on Form 8-K

a)   Exhibits:

     27 - Financial Data Schedule

b)   Reports on Form 8-K:

     (1) A Form 8-K was filed by the Company on October 23, 1997 which covered:

         Item 4, "Changes in Registrant's Certifying Accountant". On October 15, 1997, Price Waterhouse LLP confirmed that the client - auditor relationship between The Diana Corporation and Price Waterhouse LLP had ceased.

     (2) A Form 8-K/A (Amendment #1) was filed by the Company on October 28, 1997 to include a letter from Price Waterhouse LLP which was not available for the original Form 8-K filing on October 23, 1997.

     (3) A Form 8-K/A (Amendment #2) was filed by the Company on November 5, 1997 at the request of the Securities and Exchange Commission which covered Item 4, "Changes in Registrant's Certifying Accountant" and Item 7, "Financial Statements and Exhibits."

     (4) A Form 8-K was filed by the Company on December 5, 1997 which covered:

         Item 2, "Acquisition or Disposition of Assets" and Item 7, "Financial Statements or Exhibits". On November 20, 1997, the Company completed the sale of its telecommunications distributor subsidiary C&L Communications, Inc. to the current management of C&L.

         Item 5, "Change of Name" At the Annual Meeting held on November 20, 1997, the Registrant's shareholders adopted and ratified a change of the Registrant's name to Coyote Network Systems, Inc.

     (5) A Form 8-K was filed by the Company on December 11, 1997 which covered:

         Item 4, "Changes in Registrant's Certifying Accountants". The Registrant engaged Arthur Andersen LLP as its new independent accountants as of December 9, 1997.

     (6) A Form 8-K was filed by the Company on January 5, 1998 which covered:

         Item 7, "Financial Statements and Exhibits" and Item 9, "Sales of Equity Securities Pursuant to Regulations S". On December 22, 1997, the Company sold $5,000,000 in 8% Convertible Notes due December 22, 2000.

                                   Signatures


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           COYOTE NETWORK SYSTEMS, INC.



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




DATE:    February 13, 1998