Form 10-K
period 1998-03-31
COYOTE NETWORK SYSTEMS INC
filed 1998-07-14
CIK 57201

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K


[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act
    of 1934   For the fiscal year ended                March 31, 1998
                                         ---------------------------------------
                                                                 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from               to
                                               ------------      ---------------

Commission file number                                     1-5486

                          COYOTE NETWORK SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

             Delaware                                        36-2448698
 (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                          Identification No.)

4360 Park Terrace Drive, Westlake Village, California           91361
    (Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code        (818) 735-7600

Securities registered pursuant to Section 12(b) of the Act:        None

Securities registered pursuant to
     Section 12(g) of the Act:                     Common Stock, $1.00 Par Value

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                            X YES __ NO

     Indicate by check mark if disclosure of delinquent files pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K                                                                  [ X ]

On July 9, 1998, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was $73,145,000, based on a closing sale price of $8.375 of the Registrant's common stock on the NASD OTC Bulletin Board. At July 9, 1998, the Registrant had issued and outstanding an aggregate of 9,583,628 shares of its common stock. For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's common stock, and subtracting those shares from the total number of shares outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE

--------------------------------------------------------------------------------

                                     PART I

Forward-Looking Statements

     All statements other than historical statements contained in this Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual Report to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short and long-term sales and earnings estimates, backlog, the status of litigation, the value of new contract signings, industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and in general the other risk factors set forth herein (see
Item 7 - Risk Factors). The Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

ITEM 1.  BUSINESS

A.       General Development of Business

     Coyote Network Systems, Inc. ("Company"), formerly The Diana Corporation, is a Delaware corporation incorporated in 1961. The Company is engaged, through Coyote Technologies, LLC ("CTL"), formerly Sattel Communications LLC, in the provision of scalable telecommunications switches and Internet Protocol (IP) based gateway systems to telecommunications service providers. The Company is also engaged, through American Gateway Telecommunications, Inc., in wholesaling international long distance services to telecom carriers.

     In November 1996, the Company announced its strategic decision to dispose of all of its non-telecommunications switch business segments (the "Restructuring"). In February 1997, the Company completed the sale of a majority of the assets of Atlanta Provision Company, Inc. ("APC"), the wholesale distribution of meat and seafood segment. In November 1997, the Company completed the sale of C&L Communications, Inc. ("C&L"), its telecommunications equipment distribution segment, and in March 1998, the Company reached an agreement on the sale of Valley Communications, Inc. ("Valley"), its wire installation and service segment. The results of APC, C&L and Valley have been reported separately as discontinued operations (see Note 2 to the Consolidated Financial Statements). As part of the Restructuring, the Company's Board of Directors approved plans to change the name of the Company. At the Company's Annual Shareholders Meeting held in November 1997, shareholders approved changing the Company's name from The Diana Corporation to Coyote Network Systems, Inc. Subsequently, the name of the telecommunications switch subsidiary, Sattel Communications LLC, was changed to Coyote Technologies, LLC. CTL has granted subordinated equity participation interests, which amount to approximately a 20% effective ownership interest in CTL, to certain employees of the Company. These participation interest are convertible into shares of the Company's common stock at the option of the holder.

     In April 1998, the Company announced that Coyote Gateway, LLC ("CGL") had acquired substantially all of the assets of privately held American Gateway Telecommunications, Inc. (AGT), a provider of wholesale international long distance services. In consideration of the asset transfer, AGT received a 20% ownership interest in CGL. CGL continues to operate under the name of AGT. Based in Houston, Texas, AGT provides wholesale international long distance services. AGT operates an international network that consists of domestic switching facilities. AGT has contracts for more than 31 million international minutes monthly to 11 countries originating from its New York City-area gateway.

     AGT plans to leverage Coyote Technologies' scalable DSS Switches to process international traffic using least cost routing, in some cases over the Internet. The switching capacity will enable AGT to enter new expanding markets and capture calls at a low per port, per minute cost creating a competitive advantage over traditional wireline carriers. International simple resale, refile services, voice over frame relay and voice over the Internet all represent an opportunity for AGT to participate in telecom arbitrage. AGT plans to build out carrier grade termination services via the Internet, intranets and virtual private networks in Latin America and Southeast Asia.

B.       Industry Segments

     For the year ended March 31, 1998, the Company's business is reported for the operating segment of telecommunications switches that are designed, developed, manufactured, engineered, marketed and distributed by CTL and the Company's corporate headquarters expense. Future segments will include IP gateway systems provided by CTL and international based long distance services provided by AGT. (See Note 12 to the Consolidated Financial Statements)

C.       Narrative Description of Business

Principal Products

     Primary products of CTL include telecommunications switches ("DSS Switches") and Internet Protocol (IP) gateway systems ("SSA/IP Gateway Systems"), designed to route voice traffic over the Public Switched Telephone Network (PSTN), IP Networks, and the Internet. CTL's primary business is to design, develop, manufacture, engineer, market and distribute telecommunications switches and IP gateway systems. The DSS Switch is designed to provide cost-effective and versatile access to the PSTN. Examples of specific applications of DSS Switches include facilities-based domestic and international long distance carriers that use DSS Switches to provide long distance services with least-cost routing, calling card, 800 number in-bound translation as well as equal and dedicated access services. DSS Switches enable telecom carriers to provide local and long distance telecommunications services including calling card, domestic and international 800, dedicated access and Signaling System 7 ("SS7") capabilities. Basic features of the DSS Switch include:

                   DSS Switch
     T1s (Min./Max)(1)                   1-160
     E1s (Min./Max)(1)                   1-120
     Lines/Ports (Max.)(1)               10,240
     Busy Hour Call Attempts            375,000
     Physical Size & Dimensions         2-10 Racks (Each Rack is 19"x 30"x 23")

     (1) Actual maximum varies with mix of numbers of lines and T1/E1 trunks.

     The SSA/IP Gateway System is a scalable, open standards-based Internet Protocol solution designed to meet the needs of competitive local exchange carriers (CLECs), domestic and international long distance carriers, Internet Service Providers (ISPs), and Internet Telephony Service Providers (ITSPs), by improving the efficiency of long distance trunks up to 75%. The SSA/IP Gateway System seamlessly routes voice and fax traffic over IP and ATM networks, the Internet, and the PSTN. The SSA/IP Gateway System routes voice and data traffic from costly dedicated T1 links and combines the high bandwidth utilization of an IP link with voice compression (8:1) and packetization for reducing bandwidth requirements. When used in conjunction with the DSS Switch, the SSA/IP Gateway System scales from 8 T1s to 80 T1s, supporting up to 1,920 compressed voice channels. The SSA/IP Gateway System is standards-based and communicates with virtually any Class 4 or 5 switch via inband E&M signaling.

     AGT is a provider of wholesale international long distance services. AGT operates an international network that consists of domestic switching facilities. AGT plans to deliver Voice over Internet (VoN) services, Fax over Internet (FoN) services and other innovative services. AGT has contracts for more than 31 million international minutes monthly to 11 countries originating from its New York City-area gateway.

Industry Background

     The Telecommunications Act of 1996 opened one of the last regulated areas of the U.S. telecom industry to competition and has created a new paradigm for the industry. According to industry analysts, the worldwide market for telecom equipment and services is more than $700 billion. Evolving technologies, pro-competitive legislation, privatization, the build out of new networks in developing countries, new carrier services, and changing customer demands mark today's telecom industry. As communications carriers expand into new markets with new revenue-generating services, the Company believes that to be successful, carriers need to differentiate with solutions for voice, data and video services and provide "bundled" local, international and domestic long distance, and Internet access.

     Telecom Reform is one of the major trends in the information services market in the last 50 years. Industry analysts believe that 20% of today's $100 billion domestic local market will go to CLECs over the next five years. Today, industry analysts say that CLECs have approximately a 2% market share.

     In the United States, due to regulatory restrictions, historical monopolies, and limited access to the PSTN, the provision of telephone services traditionally has been the domain of larger long distance or InterExchange Carriers (IXCs) and Regional Bell Operating Companies (RBOCs) conducting business in defined markets and providing defined services. Regulatory changes enacted in the Telecommunications Act have fundamentally altered the PSTN landscape by permitting companies other than Incumbent Local Exchange Carriers (ILECs) such as the RBOCs, to provide customer access to the PSTN.
Internationally, deregulation, privatization, and the build-out of telecom networks are creating opportunities for entrepreneurial companies that can move quickly with new products, technologies, and services.

     The Company believes that these changes have created an opportunity for telecommunications companies to expand beyond their traditional markets. For example, RBOCs are planning to expand beyond their traditional local markets to compete with ILECs or establish international gateways in different geographic markets. IXCs are planning to provide local exchange services. Similarly, RBOCs or ISPs are providing additional services such as long distance service or Internet access (in the case of an RBOC) or long distance and/or local exchange service (in the case of an ISP). New entrants in international telecom markets, such as Emerging International Carriers (EICs) are competing with existing local and international service providers. Competitive Access Providers (CAPs), Cable Television Companies, and Utility Companies are also competing to provide telecom services.

     The Company believes that these developments are creating a new paradigm, a new market for emerging domestic and international long distance carriers and CLECs. According to industry analysts, today's emerging international telephone services market is $70 billion and is expected to grow in the mid-teen rate (in terms of minutes of use) over the next several years.

     These emerging carriers also have a need for small-to-medium sized scalable telecommunications switches that are open and can add services quickly and cost-effectively. These smaller, scalable switches can be cost-justified with less than one million minutes of use per month and revenue-generating services can be added quickly, enabling service providers to match their costs with their revenue streams. Traditional larger, proprietary switches typically need more than five million minutes per month to cost justify, and adding services can be costly and take more than one year.

     As a player in the telecom industry, the Company is benefiting from the Telecom Act of 1996 that substantially deregulated the domestic local exchange industry and opened up markets for companies like Coyote Network Systems to compete. The Company is committed to leading edge technologies, such as compressed voice over IP. The Company is targeting specific market segments:
International long distance, telecom switching, IP gateway services and CLEC services. The Company is authorized to provide CLEC services in the State of California.

Business Strategy

     The Company's vision is to be a customer intimate organization with multiple core technologies, equipment, and network services that supports its goal: To build a core set of communication companies that provide both the equipment and the networks to enable and deliver voice, data, and video solutions. The Company's business model is focused on leveraging its switch technology and interconnecting emerging international long distance carriers with CLECs in gateway cities to significantly reduce the costs of providing telephone services. The Company plans to build, partner and/or acquire CLECs in gateway cities.

     The Company is targeting specific market segments including telecommunications switches, IP gateway systems, international long distance, and CLEC services in gateway cities. The Company will continue to develop relationships, make investments, and contract with companies that have complementary technologies, network facilities and services, support services, value-added services, and established distribution channels that are strategically aligned with the Company's goal to enable and deliver voice, data, and video solutions.

     The Company's growth strategy has five phases that it expects will fuel its growth to reach critical mass.

1. Technology Expansion: The Company plans to continue to develop, acquire, and/or contract with companies that have leading-edge technologies to serve customers with total solutions. They include IP gateway systems and alternative transmission, and packet and revenue generating applications. For example, industry analysts believe that between 1998 and 2001, the Internet Telephony market could be as much as $8 billion. Besides being more efficient, new networks, such as IP, ATM and the Internet, typically bypass conventional long distance carriers, who must pay local access charges and taxes. Such fees make up approximately 40% of typical long distance charges. Today, industry analysts say the average long distance call in the U.S. costs about 13 cents per minute, while the average international price is 89 cents per minute. The gap has little to do with the extra cost of an international call, which is marginal. Rather, it reflects the power of a small group of service providers.
2. Increase Market Share by Providing End-to-End Solutions: The Company plans to bundle local, long distance, and data services in focused markets to better serve its customers.
3. Acquisitions: The Company is pursuing an acquisition strategy and will continue to target companies with complementary technologies, network services, products, and value-added applications.

     Acquisition Criteria: The Company will continue to look for companies that are customer-oriented; currently profitable or profitable within 12 months; and synergistic with existing Coyote Network Systems, Inc. ("CNS") companies.

     Acquisition Targets: The Company will continue to look for companies that market to affinity groups, international gateway companies and/or data network companies. The Company plans to acquire and/or build CLECs in gateway cities. The Company also plans to target packet technology companies and value-added application providers.

     Planned Acquisitions: Near-term acquisition targets for the Company include international long distance companies, and CLECs.

4. Increase and Leverage Relationships: The Company plans to leverage relationships that will increase market penetration and complete the total system solution for the Company's customers.
5. Develop Brand Recognition: The Company plans to deploy technology and leverage contracts to raise visibility, add value, and increase profitability of core companies.

     The Company's goals also include applying for and acceptance for listing on the Nasdaq National Market System, and enhancing long-term shareholder value.

Sales and Marketing

     To meet the needs of its customers, the Company sells its products and network services through the coordinated efforts of its direct sales force, independent agents, systems integrators, OEMs, resellers, and distributors.

     CTL's direct sales force is principally focused on selling to domestic carriers, e.g., ILECs, CLECs, switchless resellers, international gateway providers and long distance providers. CTL also uses indirect distribution channels such as systems integrators, VARs, OEMs and distributors to market its products and services internationally.

     AGT primarily markets its network services directly to carriers through independent agents.

     The Company will continue to develop relationships with, make investments and/or acquire companies with complementary technologies, network facilities and services, support services, value added services, and established distribution channels that are strategically aligned with the Company's goal to enable and deliver voice, data and video solutions to carriers.

Customer Service and Support

     The Company services and provides technical support for its products and services. The Company or an authorized third party provides customer training in connection with the installation of its products and services. The Company has entered into agreements with third parties, including certain suppliers of equipment incorporated into its products, to provide support for CTL's products. CTL services and provides technical support for its products. DSS Switches and SSA/IP Gateway Systems may be sold with a service plan pursuant to which CTL provides ongoing technical assistance and maintenance.

New Products

     The SSA/IP Gateway System is a scalable, open standards-based Internet Protocol solution designed to meet the needs of local exchange carriers, domestic and international long distance carriers, ISPs, and Internet Telephony Service Providers (ITSPs), by improving the efficiency of long distance trunks up to 75%. The SSA/IP Gateway system routes voice and fax traffic over IP and ATM networks, the Internet, and the PSTN. The SSA/IP Gateway System routes voice and fax traffic from costly dedicated T1 links and combines the high bandwidth utilization of an IP link with voice compression (8:1) and packetization for reducing bandwidth requirements.

     In March 1998, CTL announced a cooperative sales and marketing agreement with Info Directions Inc. (IDI). The agreement also calls for the development of an interface to allow single provisioning and rating from CTL's DSS Switch using IDI's CostGuard(TM) customer care and billing system.

     The rapid growth in IP and ATM-based networks has opened opportunities for CTL to integrate voice communications with data and video services. In May 1997, CTL and Yurie Systems, Inc. ("Yurie") announced a Hybrid CO/ATM switch designed to consolidate and concurrently switch "any-to-any" voice, data and video traffic across public and private ATM networks. The CO/ATM switch pairs CTL's DSS Switch with Yurie's LDR ATM access equipment. The Hybrid CO/ATM switch illustrates the benefits of flattening the traditional PSTN, revealing new opportunities for competitive telcos, ISPs, private network operators, cable companies and new entrants to the increasingly competitive telecom industry. To date there are no CTL customers using Yurie's ATM switch, however, the Company recently announced that Rhinos International is using CTL's DSS Switch with another vendor's ATM equipment to gain the efficiencies of combining voice, data and video over ATM and IP networks.

     AGT plans to leverage Coyote Technologies' scalable DSS Switches to process international traffic using least cost routing, in some cases over the Internet. The switching capacity will enable AGT to enter new expanding markets and capture calls at a low per port, per minute cost creating a competitive advantage over traditional wireline carriers. International simple resale, refile services, voice over frame relay and voice over the Internet all represent opportunities for AGT to participate in telecom arbitrage. AGT plans to build out carrier grade termination services via the Internet, intranets and virtual private networks in Latin America and Southeast Asia.

     There can be no assurance that the development of saleable products which will be beneficial to the future growth of the Company or that products and services will be developed in a cost effective manner and be available for sale within the time frame required to take advantage of the market opportunities.

     The Company believes that the timely development of new products and network services are essential for it to compete in the telecom equipment and network services markets. The Company expects to continue to devote substantial resources subject to its available liquidity (see Item 7 - Liquidity and Capital Resources and Risk Factors) to research and development as well as to strategic alliances in fiscal 1999.

Raw Materials

     CTL designs, develops, manufactures, engineers, markets and distributes the DSS Switch and the SSA/IP Gateway System, parts of which are subject to a patent and patent pending. Certain software and hardware are licensed or procured from other vendors under OEM arrangements, or are developed jointly with other vendors pursuant to research and development joint ventures, partnerships, or similar arrangements.

     CTL utilizes certain general purpose hardware components in its switches and IP gateway systems, which lowers costs and retains for CTL the option of acquiring such components from more than one vendor. Other hardware and/or software components such as subscriber and data line cards and core switch software were developed by CTL or its contractors.

     CTL performs certain systems integration and test functions in house. In addition, CTL outsources some of its manufacturing and procurement of raw materials used in manufacturing to outsource vendors, including Sanmina Corporation ("Sanmina") and I-PAC Manufacturing, Inc. ("I-PAC"). CTL's outsource vendors have facilities to provide a turnkey product which includes the manufacturing or procurement of board, chassis, and system level assemblies for CTL.

     CTL's outsource manufacturers have from time-to-time experienced delays in receipt of certain hardware components. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop additional alternative sources if and as required, could result in delays which could materially and adversely affect CTL. (See Item 7 Risk Factors -Dependence on Outsource Manufacturers and Other Key Suppliers). Certain software and hardware associated with adjunct and peripheral equipment used by CTL to provide certain functions and features are licensed or procured under OEM arrangements, from other vendors.

Proprietary Rights

     CTL uses a combination of patents, trade secrets, industry know-how, confidentiality, non-compete agreements and tight control of its software to protect the products and features that it believes give it competitive advantages. (See Item 7 - Risk Factors-Limited Protection of Proprietary Technology; Risk of Third-Party Claims of Infringement).

Customers and Customer Concentration

     The Company believes that potential customers include, among others, telecommunications carriers such as CLECs, international gateway providers, switchless resellers, ILECs, international and domestic long distance providers, wireless telephone companies, cable TV companies, virtual private network providers, ISPs, and affinity groups. The Company markets its products and services to targeted customer segments directly with its own sales force and indirectly markets to other customers through independent agents, systems integrators, OEMs, VARs and distributors. Revenues in fiscal 1998 were from shipments to twelve customers, one of which accounted for approximately 40% of the total revenues. Approximately 94% of CTL's revenues for fiscal 1997 were derived from sales to Concentric Network Corporation ("CNC").

     CTL's products are targeted at markets for small-to-medium sized telecom switches and for IP gateway systems. CTL's direct sales force principally focuses on smaller carriers, e.g., CLECs, ILECs, international gateway providers and switchless resellers. CTL also uses indirect distribution channels such as systems integrators, VARs, OEMs and distributors to market its products to CLECs, IXCs, international telephone companies and smaller ISPs.

     Among the companies that have taken delivery of the Company's switches to date are Apollo Telecom, Cellular XL, Concentric Network Corporation, Dakota Carrier Services, Lightcom International, Inc., Mony Travel Inc., Rhinos International, Telesys S.A., Vancouver Telephone Company, and WorldWave Communications, Inc.

     Another component of the Company's long-term strategy is its expansion into international markets. In order to effect this strategy, the Company is seeking out strategic alliances with companies that have established international distribution channels. In February 1998, CTL announced a three-year, $20 million OEM agreement for DSS Switches with Tokyo-based Apollo KK, a company focused on telecommunication infrastructures and real estate. Under terms of the agreement, Apollo KK has exclusive rights to distribute DSS Switches in Japan and has agreed to an annual minimum commitment of $4 million, $6 million, and $10 million respectively for the three years. Apollo KK agreed to place firm purchase orders at the beginning of each year for not less than 25% of the total annual commitment. Apollo KK also has non-exclusive rights to resell DSS Switches in other parts of the world. Apollo Telecom, a U.S.-based subsidiary of Apollo KK, and CTL will provide installation and support services.

     AGT is an emerging international carrier (EIC) focused primarily on the international long distance market. AGT offers highly reliable, low-cost switched voice services on a wholesale basis, primarily to U.S.-based long distance carriers. AGT provides international long distance service to approximately 11 foreign countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased facilities and resale arrangements with long distance providers. AGT is rapidly growing its revenues by capitalizing on the deregulation of international telecommunications markets, combining sophisticated information systems with flexible routing and leveraging management's industry expertise.

     The Company anticipates that its results of operations in any given period will continue to fluctuate and depend to a significant extent upon sales to a small number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The Company is working diligently to broaden its end-user customer base and to develop relationships with indirect channels of distribution.

Backlog

     The Company only includes in its backlog written orders for products and related services scheduled to be shipped within one year. The Company does not believe that the level of, or changes in the levels of, its backlog are necessarily a meaningful indicator of future results of operations.

Competition

     The telecommunications switch and IP gateway systems markets are highly competitive. CTL produces small-to-medium sized scalable telecom switches that currently compete with few, if any, directly comparable products. CTL faces potential competition in the data communications market segment from a number of data communications equipment providers, such as Bay Networks, Cisco Systems, Lucent Technologies, Newbridge Networks, and 3Com.

     In addition, the manufacturers of large scale central office switches such as Lucent Technologies, Northern Telecom, Digital Switch Corporation, Siemens AG, Alcatel, LM Ericsson and others have the resources and expertise to compete in the smaller-scale telecom switching equipment segment. It is also possible that large communication carriers such as AT&T Corporation, MCI Communications, Sprint and, when and if legally permitted to, the RBOCs, may enter the small to mid-sized telecom switching equipment business. Many of these competitors possess financial resources significantly greater than those of CTL and accordingly could initiate and support prolonged price competition to gain market share.

     Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of IP and ATM networks, and the Internet for voice and data communications. The Company is unable to predict which technological development will challenge its competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment.

     The international telecommunications industry is intensely competitive and subject to rapid change. AGT's competitors in the international wholesale long distance market include large, facilities-based multinational corporations and smaller facilities-based providers in the U.S. and overseas that have emerged as a result of deregulation, switch-based resellers of international long distance services and international joint ventures and alliances among such companies. AGT also competes internationally with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. International wholesale service providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services.

     Further, the number of the Company's competitors is likely to increase as a result of the competitive opportunities created by a new Basic Telecommunications Agreement concluded by members of the World Trade Organization (WTO) in April 1997. Under the terms of the WTO Agreement, starting February 5, 1998, the United States and more than 65 countries have committed to open their telecommunications markets to competition, foreign ownership and adopt measures to protect against anti-competitive behavior. As a result, AGT believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect AGT's gross margins if AGT is not able to reduce its costs commensurate with such price reductions.

     A majority of the U.S.-based international telecommunications services revenue is currently generated by AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI") and Sprint Corporation ("Sprint"). AGT also competes with companies such as WorldCom, Inc., Star Telecommunications, Inc., Pacific Gateway Exchange, Inc. and other U.S.-based and foreign long distance providers, including the RBOCs, which presently have FCC authority to resell and terminate international telecommunications services. Many of these competitors have considerably greater financial and other resources and more extensive domestic and international communications networks than AGT. AGT's business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with AGT for competitive or other reasons. Consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also adversely affect the Company by reducing the number of potential customers for the Company's services.

Research and Development

     In fiscal 1998, the Company made a strategic decision to invest approximately $5 million in engineering, research and development to provide new and enhanced features to the DSS Switch and to develop the SSA/IP Gateway System.

     In virtually all cases, CTL owns the results of the research and development performed by contract engineers and independent laboratories. In some instances, however, the development activity requested by CTL involves a specific customization of a contractor's proprietary software for integration into CTL's products. In those instances, CTL establishes a licensing agreement with the contractor.

     When CTL subcontracts development work, the contractor designs and tests the technology needed to fulfill the contract. CTL retains the responsibility to integrate the contractor's work product with CTL's products.

     The individual contract engineers assist with specific technological needs of CTL. Each of the outside laboratories utilized by CTL has been selected based on a specific organizational capability and expertise in one of the following areas: automatic test systems, telecommunications and engineering processes, UNIX software, operation administration maintenance & provisioning ("OAM&P"), telecommunications signaling systems, telecommunications and data communications software products and Internet software.

Employees

     As of June 2, 1998, the Company had 78 employees. In addition the Company retained, on a contract basis, additional people for specific projects. The Company believes that its future growth and success will depend in large part upon its ability to continue to attract and retain highly qualified people. The Company has no collective bargaining agreement with its employees.

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

Affinity Groups - People or organizations that share a common bond.

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

CAP - Competitive access provider. Alternative carrier: a company that competes with telephone companies in carrying voice and data traffic. Usually these companies construct a fiber ring in an urban area to attract businesses to use their services in addition to or in place of the services of the local telephone company.

CLEC - Competitive local exchange carrier. Competes with incumbent telephone carriers for local, long distance and Internet access services.

DNIS - Dialed number identification service.

Enhanced 911 - Emergency call routing with calling number identification (ANI).

EIC - Emerging international carrier. New carriers that typically compete with traditional carriers such as AT&T, MCI and Sprint for international long distance services.

FoN - Fax over the Internet.

ILD - International long distance.

ILEC - Incumbent local exchange carrier. Typically a local Bell telephone company.

IP - Internet Protocol.

ISDN - Integrated  services digital  network.  There are two interfaces in ISDN:
PRI - Primary rate interface: The ISDN equivalent of a T1 or E1 circuit, and BRI
- Basic rate interface: Consists of two bearer B-channels at 64 kilobits and a data channel at 16 kilobits per second.

LD - Long distance services.

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

SSA - Coyote Technologies' Switch Server Architecture.

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

VoN - Voice over the Internet.

Workstations - High-speed personal computers that are used for high-powered processing tasks, i.e., CAD/CAM, engineering.

ITEM 2.  PROPERTIES

     CTL's and the Company's executive offices are located in approximately 23,000 square feet of office and warehouse space in Westlake Village, California currently leased by the Company. The Company also leases office space in Richardson, Texas to support its Research & Development Engineering requirements. The Company owns a vacant parcel of land in Eldridge, Iowa that is for sale. The Company owns a 91,000 square-foot building in Atlanta, Georgia which was formerly used by APC. The Company has listed this property for sale.

ITEM 3.  LEGAL PROCEEDINGS

     Coyote Network Systems, Inc. (The Diana Corporation) Securities Litigation (Civ. No. 97-3186). This is a consolidation of what were originally nine separate actions brought in the United States District Court for the Central District of California on behalf of purchasers of the Company's common stock during a class period that extended from December 6, 1994 through May 2, 1997. On July 23, 1997, the Court entered a stipulation and order consolidating the nine actions for all purposes. On September 9, 1997, plaintiffs filed a consolidated amended complaint (the "Consolidated Complaint") asserting claims against the Company, certain of its present and former directors and officers, and others under Section 10(b) of the Securities Exchange Act of 1934. The Consolidated Complaint alleges essentially that the Company and other defendants were engaged in a scheme to inflate the price of the Company's common stock during the class period through false and misleading statements and manipulative transactions. The Consolidated Complaint seeks unspecified damages, but identifies the significant movement in the Company's stock price during the putative class period (a swing of more than $115 per share) to imply that the damages that will be claimed will exceed the Company's assets.

     On December 15, 1997, the Court denied a motion by the Company and the other defendants to dismiss the consolidated amended complaint. Since that time, the parties have begun the early stages of discovery and have had preliminary discussions concerning settlement. On April 20, 1998, the Plaintiffs filed a motion to have the action certified as a class action. That motion is currently scheduled to be heard by the Court on September 21, 1998. The Company intends to defend the action vigorously, but is continuing discussions with Plaintiffs concerning potential settlement.

     On July 9, 1998, the respective counsel for the Plaintiffs and for the Company executed a letter agreeing in principle, subject to various conditions and contingencies, to settle the claims against the Company and its subsidiaries in The Diana Securities Litigation. If consummated, the settlement will require the Company to issue warrants to acquire 2,500,000 shares of the Company's common stock. The warrants will be exercisable for three years from the date of issuance and will have an exercise price of $9 per share in the first year, $10 per share in the second year and $11 per share in the third year, subject to adjustment in certain events. If the Company lists its common stock on Nasdaq, it will also use its best efforts to arrange for a listing of the warrants on Nasdaq. Among the conditions to the settlement are that the Plaintiffs also reach a settlement with the individual defendants in the litigation and their D&O insurance carriers and that, ultimately, the settlement receives court approval. The Company regards this agreement in principle as a step toward the resolution of this litigation, but cautions that, in view of the conditions and contingencies associated with this preliminary agreement, the Company is unable to predict with certainty the nature or timing of an actual settlement. See also
Note 6 to the Consolidated Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     A special meeting of the Shareholders was held on March 20, 1998 to approve an amendment to the Company's Restated Certificate of Incorporation to increase the number of authorized common stock from 15,000,000 to 30,000,000. The proposal was approved with the following ballot results:

             Votes for                            7,310,012
             Votes Against                          199,109
             Abstentions                              8,236
                                               ------------
                          Total Votes Cast        7,517,357

     Ninety-one percent (91%) of the shares outstanding were represented at the meeting.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is included for quotations on the NASD OTC Bulletin Board under the symbol CYOE. Prior to March 10, 1997, the Company's common stock was traded on the New York Stock Exchange under the symbol DNA. The table below sets forth by quarter the high and low sales prices of the Company's common stock on the New York Stock Exchange Composite Tape prior to March 10, 1997, and the high and low bid prices per share for the Company's common stock obtained from trading reports of the National Association of Securities Dealers OTC Bulletin Board subsequent to March 7, 1997. The sales prices have been adjusted to reflect the 5% stock dividend paid on October 2, 1996. Prices set forth below from the NASD OTC Bulletin Board reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

             FISCAL 1998                             FISCAL 1997
  Quarter       High        Low            Quarter        High        Low

  First      $  5.859     $1.297           First        $114.286    $23.810
  Second       10.250      2.813           Second         46.190     19.524
  Third         8.688      4.766           Third          41.750     25.875
  Fourth     $  6.750     $3.500           Fourth       $ 26.875    $ 4.250

     At June 19, 1998 the Company had 1,232 shareholders of record.

     The Company has not declared any cash dividends during the last two fiscal years. The Company has no plans to pay cash dividends in the foreseeable future. The payment of cash dividends by the Company is restricted by the Company's subordinated debentures which provide that the consolidated tangible net worth of the Company cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures, or $1,254,000.

Sales and Issuance of Unregistered Securities

     In December 1997, the Company received $4,635,000 upon the issuance of $5,000,000 in 8% convertible notes. Fees and expenses amounted to $365,000. As of June 9, 1998, the full value of notes and accrued interest to the date of conversion had been converted into Company common stock, which was issued pursuant to the exemption provisions of Section 3(a)(9) of the Securities Act of 1933. Common stock totaling 1,404,825 shares was issued in connection with conversions of $5,133,000 of convertible notes and accrued interest. Of those conversion shares, 336,075 were issued as of March 31, 1998, in connection with conversions of $1,344,000 of convertible notes and accrued interest.

ITEM 6.  SELECTED FINANCIAL DATA
                          COYOTE NETWORK SYSTEMS, INC.
                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

                                               As of and for the Years Ended

                                         ----------------------------------------------------------------
                                         March 31,      March 31,     March 30,      April 1,    April 2,
                                            1998          1997          1996          1995       1994 (4)
                                         ---------     ----------     ---------     ----------   --------
Net sales (1)                            $  5,387      $  7,154       $    264      $ ---        $ ---
                                         ========      ========       ========      ========     =======
Earnings (loss) from:
     Continuing operations (1) (5)       $(34,155)     $(12,335)      $ (2,746)     $ (2,140)    $ 1,364
     Discontinued operations (2)            ---          (8,175)          (619)        1,420         2,093
     Extraordinary items                    ---            (508)         ---          ---             (266)
     Accounting change                      ---          ---             ---          ---              262
                                         ---------     ---------      --------      --------     ----------
         Net earnings (loss)             $(34,155)     $(21,018)      $ (3,365)     $   (720)    $   3,453

Earnings (loss) per common share:
Basic
     Continuing operations               $ (4.83)      $(2.34)        $(.62)        $  (.51)     $     .33
     Discontinued operations                ---         (1.55)         (.14)            .34             .51
     Extraordinary items                    ---          (.10)           ---          ---             (.06)
     Accounting change                      ---          ---             ---          ---              .06
                                         --------      ----------     --------       -------     ---------
         Net earnings (loss) per
           common share                  $ (4.83)      $(3.99)        $(.76)        $  (.17)      $    .84
                                         ========      =======        ========      =======      =========

Diluted
     Continuing operations               $ (4.83)      $(2.34)        $(.62)        $  (.51)      $    .32
     Discontinued operations                ---         (1.55)         (.14)            .34            .49
     Extraordinary items                    ---          (.10)           ---          ---             (.06)
     Accounting change                      ---          ---             ---          ---              .06
                                         --------      ----------     --------      --------     ---------
         Net earnings (loss) per
            common share.                $ (4.83)      $(3.99)        $(.76)        $  (.17)      $    .81
                                         ========      =======        ========      ========      ========
Cash dividends per
     common share                        $  ---        $   ---           ---        $ ---         $  ---
                                         ========      ==========     ========      ========      ========

Total assets                             $ 21,975      $   23,244     $ 29,092      $ 24,205      $ 28,522
Long-term debt (3)                          5,490           1,958        2,099         2,240         2,501
Working capital                             4,508           6,161       13,282        15,489        19,007
Shareholders' equity                        8,060          16,834       24,686        19,729        18,852

(1) Earnings (loss) from continuing operations includes the operating results of CTL and the corporate office. CTL commenced operations in November 1994. (See Item 1 Business). Included in the fiscal 1998 loss are the following: a non-cash expense charges of $5,522,000 for the conversion into Company common stock of certain Class A & B units owned by Directors and Employees of the Company; legal, accounting and other professional fees of $1,300,000; charges of $1,875,000 with respect to non-cash accounting charges associated with the issuance of Company common stock upon conversion of notes issued under Regulation S; an accrued charge of $1,600,000 to defer recognition of profit on equipment sales to a leasing company, pending future disposition and ownership of the equipment by the end-user lessee ; a charge of $2,200,000 in connection with failed acquisitions; and a non-cash warrant expense of $8,000,000 in connection with securities litigation.
(2) The increase in the loss from discontinued operations in fiscal 1997 is due to a provision of $7,550,000 recorded for restructure costs, severance and the estimated loss on disposal of APC, C&L and Valley. See Note 2 to the Consolidated Financial Statements.
(3)  Includes  current portion of long-term debt.
(4)  The data in this column is unaudited.
(5) Earnings from continuing operations in fiscal 1994 included interest income and gains on sales of marketable securities of $2,567,000.

ITEM 7.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Fiscal Year Ended March 31, 1998 versus March 31, 1997

     CTL had revenues of $5,387,000 in fiscal 1998, primarily from the sale of DSS Switches, compared to revenues of $7,154,000 in fiscal 1997. Revenues in fiscal 1998 included shipments to nine new customers. One of the sales contracts, which accounted for approximately 40% of the total revenue for fiscal 1998, involved a company that is a potential acquisition of the Company. The sale, which involved a third party lessor, occurred in March 1998. The Company has deferred recognition of gross profit on this sale as if the potential acquisition was an affiliate at the time of the sale. As a result of this deferral, the gross margin for fiscal 1998 was reduced to 38% compared to 56% in the prior year. During fiscal 1997, 94% of revenues were from sales under one specific contract with Concentric Network Corporation (CNC) which was fulfilled and completed in fiscal 1997.

     Selling and administrative expenses included $1,300,000 for professional audit and legal costs.

     Engineering, research and development expenses of $5,022,000 in fiscal 1998 increased by almost 25% over the prior fiscal year as the Company continued to enhance product offerings. An explanation of the Company's accounting policy for these expenses is included in Note 1 to the Consolidated Financial Statements.

     Operating expenses includes a charge of $5,522,000. This non-cash charge pertains to the convertibility into Company common stock of the Class A & Class B units owned by certain Directors and Employees of the Company which became convertible into Company common stock on September 4, 1997, when the Board of Directors eliminated the previous measurement requirement of certain minimum pre-tax profits. (See also Note 11)

     Interest expense of $2,334,000 included a non-cash charge of $1,875,000 related to the discount from market value of the Company's common stock issued upon conversion of the 8% convertible notes, which were issued with principal amounts of $2,500,000 and $5,000,000 in July 1997 and December 1997, respectively. The details and terms of the notes are described in Note 7 to the Consolidated Financial Statements.

     Non-operating expense in fiscal 1998 includes a provision charge of $2,200,000 with respect to losses in connection with failed acquisitions including costs advanced, costs of due diligence expenses, consulting fees, legal expenses and other professional services. The components of non-operating income (expense) are shown in Note 9 to the Consolidated Financial Statements.

     Subsequent to 1998 fiscal year end, negotiations concerning the securities litigation (see Item 3), the Company has reached an agreement in principle to settle the claims against the Company and its subsidiaries. Upon consummation of the agreement, the Company anticipates issuing warrants for plaintiffs to purchase 2.5 million shares of the Company common stock. The Company has recorded a non-cash expense for the fair market value of the warrants of $8,000,000 in the financial statements for the fiscal year ended March 31, 1998. Details and terms of the warrants are described in Note 7 to the Consolidated Financial Statements.

     The increase in loss from continuing operations in fiscal 1998 is primarily due to (i) an increase in general and administrative expense of $1,102,000 primarily related to legal and other expenses incurred in market development and due diligence examination of potential acquisitions; (ii) an increase in engineering, research & development expense of $962,000; (iii) an increase in interest charges of $2,000,000 including a non-cash charge of $1,875,000 with respect to the discount from market value of the Company's common stock issued upon conversion of the 8% convertible notes described above; (iv) a non-cash expense of $5,522,000 related to the Class A & B Units convertibility; (v) expenses incurred in connection with the failed acquisition previously described; and (vi) a non-cash expense of $8,000,000 for warrants anticipated to be issued in connection with securities litigation.

Results of Operations - Fiscal Year Ended March 31, 1997 versus March 30, 1996

     The following discussion encompasses the results of operations of CTL (formerly Sattel Communications LLC) and the Company's former Milwaukee headquarters. CTL's operations were conducted through Sattel Communications Corp. ("SCC") prior to CTL's formation in April 1996. SCC commenced operations in November 1994 as a 50/50 joint venture between the Company and Sattel Technologies, Inc. In January 1996, the Company increased its ownership interest in SCC from 50% to 80% and SCC acquired the intellectual property and technology rights of the DSS Switch. SCC is included in the consolidated financial statements since the beginning of fiscal 1996 (see Notes 1 and 3 to the Consolidated Financial Statements.)

     CTL's revenues and expenses increased in fiscal 1997 as compared to fiscal 1996, primarily because CTL's operations in fiscal 1996 consisted of the start-up and development of its business.

     CTL had sales of $7,154,000 in fiscal 1997, primarily from sales of DSS Switches compared to sales of $264,000 in fiscal 1996. CTL had sales of $6,712,000, or 94% of fiscal 1997 sales, to CNC. In fiscal 1997, CTL's gross profit was reduced by charges of $1,400,000 as allowance for inventory obsolescence.

     In fiscal 1997, selling and administrative expenses of $12,112,000 increased $8,463,000 over fiscal 1996. Selling and administrative expenses increased in fiscal 1997 primarily because of the further development of CTL's business, the settlement expense of $600,000 with a former employee, and to a lesser extent due to increased corporate headquarters expenses. During fiscal 1996, CTL incurred significantly less selling and administrative expenses as compared to fiscal 1997 because CTL was in the early stage of developing its business and staff.

     Engineering, research and development expenses of $4,060,000 were incurred by CTL during fiscal 1997. An explanation of the increase in engineering, research and development expenses and the Company's accounting policy for these expenses is in Note 1 to the Consolidated Financial Statements.

     The components of non-operating income (expense) are shown in Note 9 to the Consolidated Financial Statements.

     Minority interest in fiscal 1997 represents the minority partners' share of CTL's loss. In fiscal 1996, the Company has included the results of SCC in its statement of operations as though it had acquired its majority interest at the beginning of fiscal 1996 and added back the minority partner's share of SCC's loss as part of minority interest (see Note 1 to the Consolidated Financial Statements).

     In December 1996, the Company filed a federal income tax refund claim with the Internal Revenue Service ("IRS") resulting from the carryback of certain prior year deductions to fiscal 1985. In January 1997, the Company received a payment from the IRS for the claim and recorded an income tax credit of $836,000.

     The loss from continuing operations in fiscal 1997 is primarily due to losses incurred by CTL and costs related to the Company's corporate headquarters. The increase in the loss from continuing operations in fiscal 1997 as compared to fiscal 1996 is primarily due to (i) an increase in CTL's operating loss of $6,857,000 (see Note 12 to the Consolidated Financial Statements), (ii) a settlement expense of $600,000 with a former employee, (iii) a non-operating loss of $1,060,000 incurred by CTL for the write-down of its investment in CNC preferred stock, (iv) an increase in the Company's corporate headquarters operating expenses of $1,001,000 primarily due to an increase in professional fees and directors and officers liability insurance expense and (v) a loss of $736,000 incurred by the Company on the sale of its remaining marketable securities. These expenses and losses were partially offset by an income tax credit of $836,000.

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

Liquidity and Capital Resources

     As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1997, the Company encountered a liquidity deficiency during the end of fiscal 1997 and in early fiscal 1998, primarily because (i) certain customers of CTL were past due on receivables, (ii) CTL granted certain customers extended payments terms, (iii) CTL's revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring, as discussed in Note 2 to the Consolidated Financial Statements.

     As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July 1997 and December 1997, the Company raised $5,597,000 and $4,635,000 respectively, through equity and debt financing (see Note 7 to the Consolidated Financial Statements for additional information). With completion of the equity and debt financing and the collection of $4,400,000 of previously delinquent customer receivables and the receipt of $2,255,000 from the exercise of Company Employee Stock Options, the Company had more than sufficient funds to finance its operating activities in fiscal 1998 and ended the fiscal year with an operating cash balance of $3,700,000.

     In fiscal 1999, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in common stock holdings as a percentage of the total outstanding shares.

     The Company used cash in operating activities of $8,475,000 during fiscal 1998 compared to using $17,859,000 for fiscal 1997. The change is primarily due to lower inventory and the improvement in collection of trade receivables. CTL trade receivables at March 31, 1998, were $715,000 compared to $4,594,000 for the prior year.

     Capital expenditures were $1,021,000 in fiscal 1998, a decrease from $1,914,000 in fiscal 1997. Purchases were primarily for additional test equipment and development hardware.

     The Company liquidated its investment in CNC common stock in fiscal 1998. Twenty-five percent of its holdings were sold in August 1997 and the remaining 75% was sold in February 1998. Total proceeds on the sales were $1,777,000. The Company continues to own a warrant to purchase 36,765 shares of CNC Series D Preferred Stock at an exercise price of $19.60 per share. The warrant is exercisable immediately and expires on June 6, 1999.

     In fiscal 1998, net cash proceeds of $2,861,000 were received in connection with the sale of discontinued operations, (see Note 2 to Consolidated Financial Statements), as the Company collected the balance due from the sale of APC and in November 1997, completed the sale of C&L.

     In March 1998, the Company completed an agreement for the sale of Valley and in June 1998, received full payment of the cash proceeds in the amount of $2,300,000. (See Note 2 to Consolidated Financial Statements).

     The following are included in investing activities (See Note 3 to Consolidated Financial Statements): (i) during fiscal 1998, the company advanced funds to NUKO Information Systems, Inc., a potential acquisition candidate. A total of $1,800,000 was advanced under a secured promissory note. The acquisition effort was terminated and subsequently, NUKO filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code; (ii) in March 1998, the Company advanced $100,000 under a secured promissory note to INET Interactive Systems, Inc. under an agreed intent to acquire INET. This acquisition is expected to be completed during the second quarter of fiscal 1999; (iii) in February and March 1998, the Company advanced a total of $190,000 in connection with the acquisition of American Gateway Telecommunications, Inc. which was completed in April 1998; and (iv) in January 1998, the Company advanced $450,000 to Systeam, S.p.A. in connection with an investment in convertible notes in that company. The notes will be issued after completion of Italian legal process.

                                  RISK FACTORS

     The Company has been restructured to consist of the operations of CTL and certain acquisitions in the related telecommunications network services market. Stockholders of the Company should be aware that the Restructuring involves risks which could adversely affect the value of their Company common stock. In addition, certain characteristics and dynamics of the Company's business and of financial markets generally create risks to the Company's long-term success and to predictable quarterly results. No representation as to the future value of Company common stock is made hereby, nor is any person authorized by the Company to make any such representation. The Company is aware of the following risks, each of which should be considered carefully:

Recent Operating Losses; No Assurance of Profitability

     The Company has reported losses from continuing operations for the last four fiscal years. There can be no assurance that the Company will return to profitability.

Need to Increase Sales

     CTL has a limited operating history and has not yet achieved consistent sales of its products over an extended period. Net sales of the continuing operations of the Company were $264,000 in the 1996 fiscal year, $7,154,000 in the 1997 fiscal year and $5,387,000 in the 1998 fiscal year. These sales were not sufficient to offset the operating and other expenses incurred by the Company. If the Company is to achieve profitability, it will need to increase the market acceptance and sales of its products to levels commensurate with the expense levels of the Company. No assurances can be given that the Company will be successful in this effort.

Liquidity Deficiency

     Recent events have improved the Company's short-term liquidity. The Company nevertheless considers that its capital situation, over the longer term, will be dependent on its operating results and its ability to obtain additional capital required to acquire and develop successful operations with acquisitions. The Company could remain relatively constrained and its ability to access outside sources of capital could be restricted until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. No assurances can be given that the Company will be able to maintain its liquidity over an extended period of time as required for the Company to achieve its operating goals. See Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.

Fluctuations in Quarterly Operating Results

     The Company's quarterly operating results are difficult to forecast with any degree of accuracy because a number of factors subject these results to significant fluctuations. As a result, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and should not be relied upon as indications of future performance.

     The Company's sales are subject to quarterly and annual fluctuations due to a number of factors. The Company expects to experience fluctuations in sales from quarter-to-quarter due in large part to the capital budgeting and spending patterns of potential customers in the telecommunications industry. The Company's ability to affect and judge the timing of individual customer orders is, by its nature, limited. The Company's sales for a given quarter may depend to a significant degree upon a limited number of customers, often related to specific customer orders.

     The Company's revenues, costs and expenses have fluctuated significantly in the past and may continue to fluctuate significantly in the future as a result of numerous factors. The Company's revenues in any given period can vary due to factors such as call volume fluctuations, particularly in regions with relatively high per-minute rates; the addition or loss of major customers, whether through competition, merger, consolidation or otherwise; the loss of economically beneficial routing options for the termination of the Company's traffic; financial difficulties of major customers; pricing pressure resulting from increased competition; and technical difficulties with or failures of portions of the Company's network that impact the Company's ability to provide service or to bill its customers.

     The Company's cost of services and operating expenses in any given period can vary due to factors such as fluctuations in rates charged by carriers to terminate the Company's traffic; increases in bad debt expense and reserves; the timing of capital expenditures, and other costs associated with acquiring or obtaining other rights to switching and other transmission facilities; changes in the Company's sales incentive plans; and costs associated with changes in staffing levels of sales, marketing, technical support and administrative personnel.

     Delays or lost sales can be caused by other factors beyond the Company's control, including changes in implementation priorities and slower than anticipated growth in demand for products and services. Delayed sales have occurred in the past and may occur in the future. In addition, the Company has, on occasion, experienced delays as a result of the need to modify its products to comply with unique customer specifications. These and similar delays or lost sales could have a material adverse effect on its business.

     Operating results may also fluctuate due to factors such as the timing of new product enhancements and introductions by the Company, its major customers or its existing or potential competitors, delays in new product introductions, market acceptance of new or enhanced versions of the Company's products and services, changes in the product or customer mix of sales, changes in the level of operating expenses, competitive pricing pressures, the gain or loss of significant customers, increased research and development and sales and marketing expenses associated with new product enhancements and introductions, and general economic conditions. All of the above factors are difficult for the Company to forecast, and these or other factors could have a material adverse effect on the Company's business for one quarter or a series of quarters. The Company's expense levels are based in part on its expectations regarding future sales and are fixed in the short term to a large extent. Therefore, the Company may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. Any significant decline in demand relative to the Company's expectations or any material delay of customer orders could have a material adverse effect on the Company's business. It is possible that in the future, the Company's operating results may experience such problems, which could have a material adverse effect on the price of the Company's common stock.

Reductions in Size and Diversification

     While now considered more focused, the Company is a smaller and less diversified company and has a lower fixed asset and revenue base than prior to the Restructuring. Consequently, the effect of any decline in operating results after the Restructuring could more immediately and severely affect the Company's business.

Risks Inherent in Acquisition Strategy

     An important component to the Company's strategy is to grow and expand through acquisitions. This growth strategy is dependent on the continued availability of suitable acquisition candidates and subjects the Company to a number of risks. In April 1998, the Company completed one acquisition, AGT. This acquisition has placed significant demands on the Company's financial and management resources, as the process for integrating acquired operations presents a significant challenge to the Company's management and may lead to unanticipated costs or a diversion of management's attention from day-to-day operations. There can be no assurance that the Company will be able to successfully integrate this acquisition or any other acquisitions made by the Company in the future into Company operations. Integrating acquisitions may require integration of financial and information systems, network and other physical facilities and personnel. Difficulties in integrating these and other acquisitions can cause system degradation, added costs and loss of personnel or customers. Additionally, the Company may incur unknown liabilities despite management's efforts to investigate the operations of the acquired business. The impact of these risks, and other risks arising as a result of the Company's acquisition strategy, could adversely affect the Company's business.

Dependence on Telecommunications Industry; Telecom Switch Market, IP Gateway System Market, and the International Long Distance Service Market

     After the Restructuring, the Company's customers are concentrated in the telecommunications and Internet service industries. Accordingly, the Company's future success depends upon the capital spending patterns of such customers and the demand by such customers for the DSS Switch, IP Gateway System and wholesale international long distance services. CTL is initially targeting the market for small- to medium-sized telecom switches and IP gateway systems in the United States, Mexico, South America, and the Far East. Historically, there has been little, if any, demand for telecommunications switches similar in functionality, type and size to the DSS Switch and, accordingly, there can be no assurance that potential customers will consider the near term value of the DSS Switch sufficient to influence their purchasing decisions or that they will pursue strategic business alternatives that would benefit from a less expensive small-to-medium sized telecommunications switch. Furthermore, there can be no assurance that telecommunications companies and other potential customers will not adopt alternative architectures or technologies that are incompatible with the DSS Switch, which could have a material adverse effect on the Company's business. Infrastructure improvements requiring the Company's or similar technology may be delayed or prevented by a variety of factors, including cost, regulatory obstacles, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

     The telecommunications switch and IP gateway markets are highly competitive. CTL produces small-to-medium sized scalable telecom switches that currently compete with few, if any, directly comparable products. CTL faces potential competition in the data communications market segment from a number of data communications equipment providers, such as Bay Networks, Cisco Systems, Lucent Technologies, Newbridge Networks, and 3Com.

     In addition, the manufacturers of large scale central office switches such as Lucent Technologies, Northern Telecom, Digital Switch Corporation, Siemens AG, Alcatel, LM Ericsson and others have the resources and expertise to compete in the smaller-scale central office switching equipment segment It is also possible that large communication carriers such as AT&T Corporation, MCI Communications, Sprint and, when and if legally permitted to, the RBOCs, may enter the small to mid-sized central office switching equipment business. Many of these competitors possess financial resources significantly greater than those of CTL and accordingly could initiate and support prolonged price competition to gain market share.

     Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of the Internet for international voice and data communications. The Company is unable to predict which technological development will challenge its competitive position or the amount of expenditures that will be required to respond to a rapidly changing technological environment.

     AGT is expected to generate a substantial majority of its revenues by providing international telecommunications services to its customers on a wholesale basis. The international nature of the Company's operations involves certain risks, such as changes in U.S. and foreign government regulations and telecommunications standards, dependence on foreign partners, tariffs, taxes and other trade barriers, the potential for nationalization and economic downturns and political instability in foreign countries. In addition, the Company's business could be adversely affected by a reversal in the current trend toward deregulation of telecommunications carriers. The Company will be increasingly subject to these risks to the extent that the Company proceeds with the planned expansion of its international operations.

     The international telecommunications industry is intensely competitive and subject to rapid change. AGT's competitors in the international wholesale long distance market includes large, facilities-based multinational corporations and smaller facilities-based providers in the U.S. and overseas that have emerged as a result of deregulation, switch-based resellers of international long distance services and international joint ventures and alliances among such companies. AGT also competes abroad with a number of dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries. International service providers compete on the basis of price, customer service, transmission quality, breadth of service offerings and value-added services.

     Further, the number of AGT competitors is likely to increase as a result of the competitive opportunities created by a new Basic Telecommunications Agreement concluded by members of the World Trade Organization (WTO) in April 1997. Under the terms of the WTO Agreement, starting February 5, 1998, the United States and over 65 countries have committed to open their telecommunications markets to competition, foreign ownership and adopt measures to protect against anti-competitive behavior. As a result, AGT believes that competition will continue to increase, placing downward pressure on prices. Such pressure could adversely affect AGT's gross margin if AGT is not able to reduce its costs commensurate with such price reductions.

     A majority of the U.S.-based international telecommunications services revenue is currently generated by AT&T Corp. ("AT&T"), MCI Communications Corp. ("MCI") and Sprint Corporation ("Sprint"). AGT also competes with companies such as WorldCom, Inc., Star Telecommunications, Inc., Pacific Gateway Exchange, Inc. and other U.S.-based and foreign long distance providers, including the RBOCs, which presently have FCC authority to resell and terminate international telecommunication services. Many of these competitors have considerably greater financial and other resources and more extensive domestic and international communications networks than the Company. AGT's business would be materially adversely affected to the extent that a significant number of such customers limit or cease doing business with AGT for competitive or other reasons. Consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also adversely affect AGT by reducing the number of potential customers for the Company's services.

Concentrated Product Line; New Product Delays

     In fiscal 1998, CTL derived substantially all of its revenues from the DSS Switch. As a result, any decrease in the overall level of sales of, or the prices for, the DSS Switch due to product issues or any other reason could have a material adverse effect on the Company's business. The Company may consider the acquisition of other similar companies or technologies provided they are complementary to its core business.

     The telecommunications equipment market, in general, is characterized by rapidly changing technology, evolving industry standards, changes in end-user requirements, and frequent new product introductions and enhancements. The introduction of products embodying new technologies or the emergence of new industry standards will be a continuing factor in the market. CTL's success will depend, in part, upon its ability to enhance the technology for the DSS Switch and to develop and introduce, on a timely basis, new products, such as the SSA/IP Gateway System, that keep pace with technological developments and emerging industry standards and address changing customer requirements in a cost-effective manner. There can be no assurance that CTL will be successful in identifying, developing, manufacturing, and marketing product enhancements or new products that respond to technological change or evolving industry standards. There also can be no assurance that CTL will not experience difficulties that could delay or prevent the successful development, introduction and marketing of these products, or that its new products and product enhancements will adequately meet the requirements of the marketplace and achieve market acceptance.

     Furthermore, from time to time, CTL or its competitors may announce new products or product enhancements, services or technologies that have the potential to replace or shorten the life cycle of the CTL's products and that may cause customers to defer purchases. There can be no assurance that future technological advances in the telecommunications industry will not diminish any market acceptance of the CTL's products which could have a material adverse effect on the Company's business, financial condition and results of operations.

     CTL has experienced delays in completing development and introduction of new products and features, and there can be no assurance that such delays will not recur in the future. Furthermore, the DSS Switch contains a significant amount of complex software that may contain undetected or unresolved errors as products are introduced or as new versions are released. CTL has in the past discovered software errors in certain DSS Switch installations. There can be no assurance that, despite significant testing by CTL software errors will not be found in new enhancements of the DSS Switch after commencement of shipments, resulting in delays in or loss of market acceptance, either of which could have a material adverse effect on the Company's business, financial condition and results of operations.

Dependence on Outsource Manufacturers and Other Key Suppliers

     CTL's outsource manufacturers have from time to time experienced delays in receipt of certain hardware components. Certain components, including crystals and microprocessors, are presently single-sourced or are available from a limited number of sources. An interruption in business between CTL and its outsource manufacturers could have a material adverse effect on the Company. CTL has established relationships with alternate suppliers such as Sanmina and I-PAC and has assembled product itself. Some sole-source suppliers are companies which from time to time allocate parts to telecommunications equipment manufacturers due to market demand for telecommunications equipment. Many of CTL's potential competitors for such parts are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting or making unreliable the sources of supply for these components. There can be no assurance that shortages in component parts will not occur in the future or will not result in CTL having to pay a higher price for components. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop additional alternative sources if and as required, could result in delays which could have a material adverse effect on the Company's business.

Limited Protection of Proprietary Technology; Risk of Third-Party Claims of Infringement

     CTL uses a combination of patents, trade secrets, confidentiality and non-compete agreements and tight control of its software to protect the products and features that it believes give it competitive advantages. In particular, CTL relies on contractual restrictions to establish and protect its rights to the technology developed by outside contractors used to assist in the development of CTL's products. CTL's success and ability to compete is dependent in part upon its technology.

     There can be no assurance that the steps taken by CTL will be adequate to prevent misappropriation of its technology or that CTL's competitors will not independently develop technologies that are substantially equivalent or superior to CTL's technology. In addition, the laws of many foreign countries do not protect CTL's intellectual property rights to the same extent as the laws of the United States. The failure of CTL to protect its proprietary information could have a material adverse effect on the Company's business, financial condition and results of operations.

     The increased dependence of the telecommunications industry on proprietary technology has resulted in frequent litigation based on allegations of the infringement of patents and other intellectual property. The Company may be subject to litigation to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. Litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights owned by the Company. Any such litigation could be costly and cause diversion of management's attention, either of which could have a material adverse effect on the Company's business. Adverse determinations in such litigation could result in the loss of the Company's proprietary rights, subject the Company to significant liabilities, require the Company to seek licenses from third parties, or prevent the Company from manufacturing or selling its products, any one of which could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, there can be no assurance that any necessary licenses will be available on reasonable terms.

Customer Concentration

     Revenues in fiscal 1998 were from shipments to twelve customers, one of which accounted for approximately 40% of the total revenues. Approximately 94% of CTL's revenues for fiscal 1997 were derived from sales to CNC. The Company anticipates that its results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. There can be no assurance that the Company's principal customers will continue to purchase product from the Company at current levels, if at all. The loss of one or more major customers in any segment could have a material adverse effect on the Company's business, financial condition and results of operations.

Difficulties in Managing Growth

     The Company has experienced growth in the number of its employees and the scope of its operations. To manage potential future growth effectively, the Company must improve its operational, financial and management information systems and must hire, train, motivate and manage its employees. The future success of the Company also will depend on its ability to increase its customer support capability and to attract and retain qualified technical, sales, network operations, marketing and management personnel, for whom competition is intense. The Company is currently hiring a number of sales and engineering personnel and, in some instances, has experienced delays in filling such positions. There can be no assurance that the Company will be able to effectively achieve or manage such growth, and failure to do so could delay product development cycles or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

Introduction of Switch Server Architecture into the Telecommunications Market

     In January 1997, CTL announced the new Switch Server Architecture (SSA). SSA encompasses a client/server approach to low, medium and high speed communications. There can be no assurance of its successful acceptance by the telecommunications market in general.

Competition to DSS Switch and SSA/IP Gateway System Market

     The telecommunications market and Internet markets are extremely competitive. CTL uses a combination of patents, trade secrets, confidentiality agreements and non-compete agreements to protect the product and features that it believes give it competitive advantages. There can be no assurance, however, that other competitors, some of whom have much greater access to resources and funding, cannot functionally replicate CTL's critical products and features. Likewise, there is no guarantee that competitors cannot develop features which equal or exceed CTL's offerings.

Outsourced Manufacturing; Capacity Constraints

     CTL performs certain manufacturing functions in house. In addition, CTL outsources some of its manufacturing to Sanmina, I-PAC and other non-affiliated contract manufacturers and expects to continue to outsource some, or all, of its manufacturing. The Company's ability to increase capacity may be constrained and it may have less control over manufacturing than it would if it performed all the manufacturing functions in house. There can be no assurance, in the event of substantial increases in demand, that CTL can successfully deliver its products in a timely fashion and/or without additional expense which would result in a deterioration of product margins.

International Risks

     The Company's business strategy includes greater expansion into international markets. There can be no assurance that the Company will obtain the permits and operating licenses required for it to operate, to hire and train employees or to market, sell and deliver high quality products and services internationally. In addition to the uncertainty as to the Company's ability to expand its international presence, there are certain risks inherent to doing business on an international level, such as unexpected changes in regulatory requirements, trade barriers, difficulties in staffing and managing foreign operations, longer payment cycles, problems in collecting accounts receivable, political instability, fluctuations in current exchange rates, seasonal reductions in business activity, and potentially adverse tax consequences, which could adversely impact the success of the Company's international operations. In many countries, the Company may need to enter into a joint venture or other strategic relationship with one or more third parties in order to successfully market its products and services and to conduct its operations. There can be no assurance that such factors will not have a material adverse effect on the Company's future international operations and, consequently, on the Company's business, financial condition and results of operations.

No Dividends

     The Company has not paid cash dividends to its stockholders in the last six years. The Company does not anticipate paying cash dividends to stockholders for the foreseeable future.

Need For Additional Capital To Finance Growth And Capital Requirements

     The Company believes that it must continue to enhance and expand its products and services. The Company's ability to grow depends, in part, on its ability to expand its product and service offerings, which requires significant capital expenditures, that are often incurred prior to the Company's receipt of the related revenue.

     If the Company's growth exceeds current expectations, or if the Company obtains one or more attractive opportunities to purchase the business or assets of another company, or if the Company's cash flow from operations after the end of such period is insufficient to meet its working capital and capital expenditure requirements, the Company will need to raise additional capital from equity or debt sources. There can be no assurance that the Company will be able to raise such capital on favorable terms or at all. If the Company is unable to obtain such additional capital, the Company may be required to reduce the scope of its anticipated expansion, which could have a material adverse effect on the Company's business, financial condition and results of operations.

Volatility of Stock Price

     The  market  price of the  shares of the  Company's  Common  Stock has been volatile and may be affected by factors such as actual or anticipated fluctuations in the Company's operating results, the announcement of potential acquisitions by the Company, changes in federal and international regulations, activities of the larger voice and data equipment providers, domestic and international service providers, industry consolidation and mergers, conditions and trends in the international telecommunications market, adoption of new accounting standards affecting the telecommunications industry, changes in recommendations and estimates by securities analysts, general market conditions and other factors. Other factors affecting the share price include the increasing number of shares of the Company's common stock outstanding, or committed for issuance pursuant to options or warrants, as the Company has consummated a number of financings in recent periods, as well as the availability of stock for sale, or actual sales of stock, by substantial shareholders in the Company. These factors have affected the share price for the Company's common stock in the past and may be expected to continue to affect the share price in the future.

     In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies like the Company. These broad market fluctuations may adversely affect the market price of the Company's Common Stock.

Accounting Pronouncement

     In July 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" and SFAS No. 131, "Disclosure About Segments on Enterprise and Related Information." SFAS No. 130 establishes standards for reporting and display of comprehensive income. SFAS No. 131 requires disclosure for each segment that is similar to those required under current standards and additional quarterly disclosure requirements. Both standards will be adopted on April 1, 1998.

Impact of Inflation

     Inflation has not had a significant impact on net sales or loss from continuing operations for the three most recent fiscal years.

Year 2000 Compliance

     The Company believes that its CTL switching product operating systems and its internal computer systems are Year 2000 compliant and does not anticipate that it will incur significant expenditures to ensure that such systems will function properly with respect to dates in the Year 2000 and beyond. The Company is in the early stages of conducting a review of its significant suppliers and other third parties to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. There can be no assurance that a failure of the CTL switching product operating systems or that the systems of third parties on which the Company's systems and operations rely to be Year 2000 compliant will not have a material adverse affect on the Company's business, financial condition or operating results.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES


                                                                           PAGE

Report of Arthur Andersen LLP, Independent Public Accountants............... 27

Report of Price Waterhouse LLP, Independent Accountants..................... 28

Consolidated Balance Sheets................................................. 29

Consolidated Statements of Operations....................................... 30

Consolidated Statements of Changes in Shareholders' Equity.................. 31

Consolidated Statements of Cash Flows....................................... 32

Notes to Consolidated Financial Statements.................................. 33

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coyote Network Systems, Inc.

We have audited the accompanying consolidated balance sheet of Coyote Network Systems, Inc. (formerly, The Diana Corporation) and subsidiaries as of March 31, 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Notes 1 and 2 of the notes to the consolidated financial statements, the Company has substantially completed its major restructuring plan which has resulted in Coyote Technologies, LLC becoming the primary operating company. As further discussed in Note 6, the Company is the defendant in various lawsuits asserting claims under Section 10(b) of the Securities Exchange Act of 1934. On July 9, 1998, the respective counsel for the plaintiffs and for the Company executed a letter agreeing in principle, subject to various conditions and contingencies, to settle the claims against the Company to issue warrants to acquire 2,500,000 shares of the Company's common stock. The estimated value of the warrants ($8,000,000) has been provided for in the financial statements as of March 31, 1998.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coyote Network Systems, inc. and subsidiaries as of March 31, 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP
Los Angeles, California
July 13, 1998

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of The Diana Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of this report present fairly, in all material respects, the financial position of The Diana Corporation and its subsidiaries (the "Company") at March 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company initiated a restructuring plan during fiscal 1997 which resulted in Sattel Communications LLC ("Sattel") becoming the sole operating company comprising the Company's continuing operations. Sattel has a limited operating history and has not yet achieved significant sales of its products. The Company's other operating companies were sold or are held for sale as of March 31, 1997. As discussed in Note 14, management believes the Company will have sufficient cash resources, including proceeds from those net assets held for sale, to fund its operations for the fiscal year ending March 31, 1998. However, any material delay during fiscal 1998 in the timing of disposal and the ultimate receipt of cash proceeds by the Company with respect to the net assets held for sale could have a material adverse effect on the Company. In addition, the Company's viability is further dependent on Sattel achieving sales levels and operating results sufficient to fund the Company's operations. Finally, as discussed in
Note 6, the Company is subject to uncertainties relating to class action litigation asserted against the Company and other potential claims by investors, the ultimate effects of which on the Company's financial position, results of operations and cash flows cannot presently be determined.




PRICE WATERHOUSE LLP
Milwaukee, Wisconsin
September 22, 1997

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars In Thousands)

                                                            March 31,   March 31,
                                                               1998       1997
                                                            ---------   --------
                               Assets
Current assets:
     Cash and cash equivalents                             $  3,746    $     81
     Marketable securities                                       16       ---
     Receivables                                                715       4,594
     Inventories                                              2,122       2,937
     Notes receivable - current                               4,596       ---
     Net assets of discontinued operations                    ---           893
     Other current assets                                     1,409       1,716
                                                           --------    ---------
         Total current assets                                12,604      10,221

Property and equipment, net                                   2,391       1,944
Intangible assets, net                                        3,542       3,755
Net assets of discontinued operations                           909       7,308
Notes receivable - non-current                                1,170       ---
Other assets                                                  1,359          16
                                                            -------    ---------
                                                           $ 21,975    $ 23,244
                                                           ========    =========

               Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                      $  1,920    $  2,559
     Deferred revenue and customer deposits                   1,900         362
     Accrued loss reserve (Note 9)                            2,200       ---
     Accrued professional fees and litigation costs             805         319
     Other accrued liabilities                                1,130         679
     Current portion of long-term debt                          141         141
                                                           --------    ---------
         Total current liabilities                            8,096       4,060

Long-term debt                                                5,349       1,817
Other liabilities                                               470         533
Commitments and contingencies (Note 6)

Shareholders' equity:
     Preferred stock - $.01 par value.
     Authorized 5,000,000 shares; none issued                 ---         ---
     Common stock - $1 par value.  Authorized 30,000,000
         shares; issued 9,151,920 and 6,007,175 shares        9,152       6,007
     Additional paid-in capital                             102,360      80,124
     Accumulated deficit                                    (97,695)    (63,540)
     Treasury stock at cost                                  (5,757)     (5,757)
                                                           ---------   ---------
         Total shareholders' equity                            8,060     16,834
                                                           ---------   ---------
                                                           $  21,975   $ 23,244
                                                           =========   =========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)


                                                                  Fiscal Year Ended

                                                         -----------------------------------
                                                         March 31,    March 31,    March 30,
                                                           1998         1997         1996
                                                         --------     ---------    --------
Net sales                                                $  5,387     $  7,154     $    264
Cost of goods sold                                          3,363        3,132          129
                                                          -------     --------     --------
Gross profit                                                2,024        4,022          135
                                                          -------     --------     --------

Selling and administrative expenses                        13,214       12,112        3,649
Engineering, research and development                       5,022        4,060          178
A & B unit conversion expense                               5,522        ---          ---
                                                          -------     --------     --------
     Total operating expenses                              23,758       16,172        3,827
                                                          -------     --------     --------
Operating loss                                            (21,734)     (12,150)      (3,692)

Interest expense                                           (2,334)         (52)        (106)
Non-operating income (expense)                             (2,087)      (1,337)         465
Securities litigation warrant expense                      (8,000)       ---          ---
Minority interest                                           ---            368          587
Income tax credit                                           ---            836        ---
                                                          -------     --------     --------

Loss from continuing operations                           (34,155)     (12,335)      (2,746)

Loss from discontinued operations                           ---           (625)        (619)
Estimated loss on disposal of discontinued operations       ---         (7,550)       ---
                                                          -------     --------     --------

Loss before extraordinary items                           (34,155)     (20,510)      (3,365)
Extraordinary items                                         ---           (508)       ---
                                                          -------     --------     --------
Net loss                                                 $(34,155)    $(21,018)    $ (3,365)
                                                          ========    =========    =========
Loss per common share (basic & diluted):
     Continuing operations                               $  (4.83)       (2.34)    $   (.62)
     Discontinued operations                                ---          (1.55)        (.14)
     Extraordinary items                                    ---           (.10)       ---
                                                          -------    ----------    ---------
     Net loss per common share (basic & diluted)         $  (4.83)   $   (3.99)    $   (.76)
                                                         =========   ==========    =========

Weighted average number of common shares
     outstanding (basic & diluted)                          7,070        5,271        4,401
                                                          =======      =======     ========


                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                             (Dollars in Thousands)

                                               COMMON STOCK                                            TREASURY STOCK
                                           ------------------                                         ---------------
                                                                Additional             Unrealized Loss                      Total
                                           Number of    Par       Paid in  Accumulated  on Marketable  Number of       Shareholders'
                                             Shares    Value      Capital    Deficit     Securities    Shares     Cost     Equity
                                           ----------  ------   ---------- ----------- --------------- --------   ----- ----------
Balance at April 1, 1995                    4,810,353  $4,810   $48,548     $(28,178)       $(713)     895,516   $(4,738)  $19,729
Net loss                                       ---       ---       ---        (3,365)         ---         ---               (3,365)
5% stock dividend                             195,929     196     3,022       (3,233)         ---         ---        ---       (15)
Exercise of stock options                      ---       ---        (39)        ---           ---       12,300)       65        26
Change in unrealized loss on securities        ---       ---       ---          ---          (163)        ---        ---      (163)
Acquisition of SCC minority interest          350,000     350     4,594         ---           ---         ---        ---     4,944
Issuance of common stock                      170,000     170     3,315         ---           ---         ---        ---     3,485
Other                                          ---       ---         16         ---           ---       (5,524)       29        45
                                           ----------  ------   -------     --------        ------     -------    ------  --------
Balance at March 30, 1996                   5,526,282   5,526    59,456      (34,776)        (876)     877,692    (4,644)   24,686

Net loss                                       ---       ---       ---       (21,018)         ---         ---        ---   (21,018)
5% stock dividend                             250,893     251     7,474       (7,746)         ---         ---        ---       (21)
Realized loss on securities                    ---       ---       ---          ---           876         ---        ---       876
Acquisition of SCC minority interest, net      ---       ---        385         ---           ---       35,000    (2,203)   (1,818)
Issuance of common stock                      230,000     230    12,630         ---           ---     (200,000)    1,058    13,918
Other                                          ---       ---        179         ---           ---       (4,000)       32       211
                                           ----------  ------   -------     --------        ------     -------   -------  --------
Balance at March 31, 1997                   6,007,175   6,007    80,124      (63,540)         ---      708,692    (5,757)   16,834

Net loss                                       ---       ---       ---       (34,155)         ---         ---        ---   (34,155)
Exercise of stock options                     442,956     443     1,812         ---           ---         ---        ---     2,255
Amendment of A & B units convertible
  to common stock                              ---       ---      5,522         ---           ---         ---        ---     5,522
Issuance of common stock, net               1,880,750   1,881     1,481         ---           ---         ---        ---     3,362
Common stock issued on debt
  conversion (7/97)                           484,964     485     1,815         ---           ---         ---        ---     2,300
Common stock issued on debt
  conversion (12/97)                          336,075     336       919         ---           ---         ---        ---     1,255
Non-cash expense                               ---       ---        626         ---           ---         ---        ---       626
Non-cash warrant expense                       ---       ---     10,061         ---           ---         ---        ---    10,061
                                           ----------  ------  --------     --------        ------     -------   -------   -------
Balance at March 31, 1998                   9,151,920  $9,152  $102,360     $(97,695)       $ ---      708,692   $(5,757)  $ 8,060
                                            =========  ======  ========     =========       ======     =======   ========  =======

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)


                                                                                            Fiscal Year Ended
                                                                              ---------------------------------------------
                                                                                March 31,        March 31,       March 30,
                                                                                   1998             1997            1996
                                                                              --------------    ------------     ---------
Operating activities:
Loss before extraordinary items                                                $  (34,155)       $  (20,510)     $ (3,365)
Adjustments to reconcile loss to net cash
  Provided (used) by operating activities:
     Depreciation and amortization                                                    787               478           121
     Loss (gain) on sales of  marketable securities                                  (155)              736           (26)
     Write-down of CNC preferred stock                                               ---              1,060          ---
     Minority interest                                                               ---               (368)         (587)
     Expense related to amendments to A & B units                                   5,522              ---           ---
     Estimated loss on disposal of
       discontinued operations                                                       ---              7,550          ---
     Net change in discontinued operations                                            145            (3,862)        5,583
     Changes in current assets and liabilities                                      8,489            (3,164)         (371)
     Other - Non-cash financing and warrant expense (in 1998)                      10,582               221           354
                                                                                 --------           -------      --------

Net cash provided (used) by operating activities                                   (8,475)          (17,859)        1,709
                                                                                 ---------          --------     --------

Investing activities:
     Purchases of property and equipment                                           (1,021)           (1,914)         (161)
     Purchases of marketable securities                                              (736)             ---           (475)
     Proceeds from sales of marketable securities                                   1,777             1,353         5,380
     Change in notes receivable                                                    (2,466)           (5,000)          138
     Proceeds from sale of CNC preferred stock                                       ---              2,500          ---
     Affiliate advances and acquisitions,  net of cash acquired                      ---               ---         (1,495)
     Net proceeds from the sale of APC and C&L assets                               2,861               640          ---
     Net change in discontinued operations                                           (401)             (985)       (3,444)
     Other items                                                                     ---                283            47
                                                                                 --------           -------      --------

Net cash provided (used) by investing activities                                       14            (3,123)          (10)
                                                                                 --------           --------     ---------

Financing activities:
     Repayments of long-term debt                                                    (141)             (141)         (141)
     Common stock issued                                                            5,366            13,918         3,485
     Convertible debt issued                                                        6,474              ---           ---
     Net change in discontinued operations                                            275             3,314          (888)
     Other items                                                                      152              (508)         ---
                                                                                 --------           --------     -------

Net cash provided by financing activities                                          12,126            16,583         2,456
                                                                                 --------           -------      --------

Increase (decrease) in cash and cash equivalents                                    3,665            (4,399)        4,155

Cash and cash equivalents:
     At beginning of year                                                              81             4,480           325
                                                                                 --------           -------      --------

     At end of year                                                              $  3,746           $    81     $   4,480
                                                                                 ========           =======     =========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998

NOTE 1   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The consolidated group (hereafter referred to as the "Company") included the following companies during the past three years:

     Coyote Network Systems, Inc. ("CNS"), formerly The Diana Corporation - CNS and its wholly-owned non-operating subsidiaries are included in the consolidated group for all three fiscal years. CNS's activities historically consisted primarily of corporate administration and investing activities.

     Coyote Technologies, LLC ("CTL"), formerly Sattel Communications LLC - CNS had a 50% ownership interest in Sattel Communications Company which was subsequently converted into Sattel Communications Corp. ("SCC"). CNS accounted for this investment using the equity method of accounting from November 1994 to December 1995. In January 1996, CNS increased its ownership interest in SCC from 50% to 80% and at the same time SCC also acquired the intellectual property rights and technology rights to the DSS switch. In fiscal 1997, the Company increased its ownership interest in SCC from 80% to 100% (see Note 3). The Company included the results of SCC in its statement of operations for fiscal 1996 as though it had acquired its majority interest at the beginning of fiscal 1996 and added back the minority partner's share of SCC's loss as part of minority interest. SCC, through its subsidiary CTL, is a provider of telecommunication switches and IP gateway systems. In April 1996, SCC transferred its assets and liabilities to CTL, a newly-formed limited liability company. SCC has an ownership interest in CTL of approximately 80% and certain additional preferential rights (see Note 3).

     Discontinued Operations - The operations of C&L Communications, Inc. ("C&L"), Valley Communications, Inc. ("Valley"), Atlanta Provision Company, Inc. ("APC") and Entree Corporation ("Entree") were classified as discontinued operations in fiscal 1997. C&L was a wholly-owned subsidiary of CNS. C&L was sold in November 1997 (see Note 2). Valley was an 80%-owned subsidiary of CNS. Valley was sold in March 1998 (see Note 2). Entree is an 81.25%-owned subsidiary of CNS. APC is a wholly-owned subsidiary of Entree. The majority of APC's assets were sold in February 1997 (see Note 2).

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

Business Risk

     As discussed in Note 2 below, the Company has substantially completed a major restructuring that resulted in the disposition of several operations. The Company's primary operations are now involved in the production of scalable telecommunication switches and Internet Protocol based gateway systems to telecommunication service providers. The telecommunications equipment market, in general, is characterized by rapidly changing technology, evolving standards, changes in end-user requirements and frequent new product introductions and enhancements. The Company is also engaged, through American Gateway Telecommunications (see Note 3) in the wholesaling of long distance service.

     After the restructuring, the Company operations are similar to those of an early-stage enterprise and is subject to all the risks associated therewith.

These risks include, among others, uncertainty of markets, ability to develop, produce and sell profitably its products and the ability to finance operations. Management believes that it has made significant progress on its business plan in fiscal 1998 and to date in fiscal 1999. Significant actions in this progress include substantially completing the sale of its discontinued operations, increasing sales in the first quarter of 1999, acquiring American Gateway Telecommunications, reaching an agreement in principle (see Note 6) towards resolving the class action lawsuit and currently discussing additional equity investments with various parties. As discussed above, recent events have improved the Company's short-term liquidity. However, the Company could remain constrained in its ability to access outside sources of capital until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. Management believes that it will be able to continue to make progress on its business plan and mitigate the risks associated with its business and industry.

Financial Instruments

     The carrying values of cash and cash equivalents, marketable securities, receivables, accounts payable and borrowings at March 31, 1998 and March 31, 1997 approximate fair value.

Marketable Securities

     The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in non-operating income (expense). Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value (based on published market values), with the unrealized gains and losses reported in a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in non-operating income (expense). Realized gains and losses, interest income and dividends are included in non-operating income (expense). For purposes of determining the gain or loss on a sale, the cost of securities sold is determined using the average cost of all shares of each such security held at the dates of sale.

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

Inventories

     Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories consist of the following (in thousands):

                                                March 31, 1998    March 31, 1997
  Raw materials and work-in-process                $2,376           $2,728
  Finished goods                                      152              323
  Consigned and with customers                        994            1,286
  Allowance for excess and obsolete inventory      (1,400)          (1,400)
                                                   -------          -------
                                                   $2,122           $2,937
                                                   ======           ======

Property and Equipment

     Property and equipment are stated at cost. Provisions for depreciation are computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets which range from three to five years. Depreciation for income tax purposes is computed on accelerated cost recovery methods. Expenditures which substantially increase value or extend asset lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

     Property and equipment consist of the following (in thousands):

                                             March 31, 1998    March 31, 1997
                                             --------------    --------------
     Land                                        $    50          $    50
     Fixtures and equipment                        3,151            2,204
                                                  ------           ------
                                                   3,201            2,254
     Less accumulated depreciation                  (810)            (310)
                                                  -------          ------
                                                  $2,391           $1,944
                                                  ======           ======

Intangible Assets

     Intangible assets consist of the following (in thousands):

                                             March 31, 1998    March 31, 1997
                                             --------------    --------------
     Intellectual property rights                 $3,519           $3,721
     Other                                            23               34
                                                  ------           ------
                                                  $3,542           $3,755
                                                  ======           ======

     The Company amortizes the intellectual property rights for the DSS Switch over a 20 year period on a straight line basis. Accumulated amortization was $472,000 and $354,000 at March 31, 1998 and March 31, 1997, respectively.

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

Revenue Recognition

     Revenue from product sales is recognized upon shipment to a credit-worthy customer, based on a firm agreement whereby all risks and rewards of ownership have been transferred, in exchange for cash or a receivable which is liquid and collectible. The transaction must be complete in all significant aspects as of the date of revenue recognition and free from any significant uncertainties or future obligations and restrictions.

Credit and Other Concentration

     For the year ended March 31, 1998, a third party lessor was involved in approximately 40% of net sales and Apollo Inc. accounted for approximately 19% of net sales (see Note 3). For the year ended March 31, 1997, Concentric Network Corporation accounted for approximately 94% of net sales and 92 % of receivables. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral other than, in certain instances, a perfected security interest in the related equipment. In addition, approximately 11% and 86% of inventories purchased during the years ended March 31, 1998 and March 31, 1997, were supplied by Sattel Technologies, Inc. ("STI"). However, the Company has established relationships with alternate suppliers such as Sanmina Corporation and I-PAC Manufacturing, Inc. and has assembled product itself in order to significantly reduce its dependency on STI.

Product Warranty

     Product warranty costs are charged to operations based upon the estimated warranty cost per unit sold. Warranty costs to date have been insignificant.

Research and Development Costs

     Engineering, research and development costs include all engineering charges related to new products and the DSS Switch, and are charged to operations when incurred. Software development costs incurred in the development of switching products are required to be capitalized once technological feasibility is established in accordance with SFAS No. 86. Technological feasibility is established upon the successful testing of a prototype or beta-test model based upon CTL's product development process. Software development costs incurred during the period between completion of a fully-tested model and general market release have not been significant, and, accordingly, have not been capitalized.

Income Taxes

     The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes".

Loss Per Common Share

     The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. On a diluted basis, the loss per common share is anti-dilutive and therefore not applicable.

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

NOTE 2   DISCONTINUED OPERATIONS

     On November 20, 1996, the Board of Directors of the Company approved a restructuring plan (the "Restructuring") to separate its telecom switching equipment business (the "CTL Business") from the following businesses:

                           Segment                          Company
         Telecommunications equipment distribution          C&L
         Wire installation and service                      Valley
         Wholesale distribution of meat and seafood         Entree/APC

     The Restructuring provided for a spin-off of the non-CTL businesses, through a special dividend to the Company's shareholders. Consequently, the Company reported the results of operations of the telecommunications equipment distribution segment, the voice and data network wire installation and service segment and the wholesale distribution of meat and seafood segment separately as discontinued operations. Subsequently, the Company received a purchase offer for a majority of the assets of APC. On February 3, 1997, the Board of Directors of the Company approved the sale of a majority of the assets of APC to Colorado Boxed Beef Company ("Colorado"). The sale closed on February 3, 1997.

     Colorado purchased the following assets of APC for $13.5 million: receivables, inventories, machinery and equipment, furniture and fixtures, and certain other current assets. Colorado made a cash payment to APC of $6.9 million of which $712,000 was restricted pursuant to the terms of the Asset Purchase Agreement. The amount of $100,000 was held in escrow; which was released and paid in full to APC in February 1998. Colorado also assumed accounts payable and accrued liabilities of APC of $6.6 million. APC repaid $5.8 million to its lender to extinguish all obligations under its revolving line of credit.

     APC's only remaining asset consists of real estate with a net book value of $2.6 million. The real estate is collateral for two mortgage notes that amount to $740,000. APC entered into a lease with Colorado that terminated on January 15, 1998. The real estate is listed for sale.

     As a result of the sale of APC's assets, the Company's Board of Directors terminated the original Restructuring plan for a spin-off of the non-CTL businesses. The Company adopted a revised Restructuring plan to sell C&L and Valley. The revised Restructuring plan was approved by the Board of Directors in February 1997. On November 20, 1997, the Company completed the sale of its telecommunications equipment distributor subsidiary, C&L Communications, Inc. ("C&L"), to the management of C&L. Prior to the sale, $645,000 of non-operating assets were dividended by C&L to the Company, and under the terms of the agreement, the Company received $2,750,000 in cash, a $1,000,000 secured promissory note due in monthly installments and maturing on January 1, 2001 and non-voting, subordinated preferred stock with a liquidation preference of $2,000,000. The note receivable was recorded at face value of $1,000,000 and the preferred stock was recorded at a value of $800,000.

     In March 1998, the Company reached agreement on the sale of its 80% owned wire installation and service subsidiary, Valley Communications Inc. ("Valley") to Technology Services Corporation ("TSC"). Under the terms of the agreement, the Company received $2,300,000, which was paid in cash in June 1998, and $811,000 paid by the assumption by TSC of the Company's entire liability under certain promissory notes to and among the Company and other shareholders of Valley dated August 1995.

     The components of net assets and liabilities of discontinued operations are as follows (in thousands):

                                                                             March 31, 1998
                                                       -------------------------------------------------
                                                                     Telecommu-    Wire
                                                       Meat and      nications  Installation
                                                       Seafood       Equipment  and Service      Total
Other current assets                                   $     7        $  ---      $ ---         $     7
Property and equipment, net                              2,572           ---        ---           2,572
Long term debt                                            (740)          ---        ---            (740)
                                                       --------       -------     ------        -------
Net non-current assets of discontinued operations      $ 1,839        $  ---      $ ---         $ 1,839
                                                       =======        =======     ======
Reserve for loss on disposal                                                                       (930)
                                                                                                -------
Net assets of discontinued operations                                                           $   909
                                                                                                =======

                                                                             March 31, 1997
                                                       -------------------------------------------------
                                                                    Telecommu-     Wire
                                                       Meat and     nications   Installation
                                                       Seafood      Equipment   and Service       Total
Receivables                                            $  ---         $ 4,720     $ 3,387       $ 8,107
Inventories                                               ---           5,429         176         5,605
Other current assets                                      939             452         348         1,739
Accounts payable                                          (98)         (3,584)     (1,280)       (4,962)
Revolving lines of credit                                 ---          (4,164)     (1,100)       (5,264)
Other current liabilities                                (112)           (179)     (1,014)       (1,305)
                                                       -------        -------     -------       -------
                                                       $  729         $ 2,674     $   517       $ 3,920
                                                       ======         =======     =======

Reserve for loss on disposal                                                                     (3,027)
                                                                                                -------
Net current assets of discontinued operations                                                   $   893
                                                                                                =======

Property and equipment, net                            $ 2,572        $   280     $   571       $ 3,423
Intangible assets, net                                    ---           2,317       2,892         5,209
Other assets                                              ---             312          88           400
Long term debt                                            (781)          ---         (667)       (1,448)
Other liabilities                                         ---            ---         (276)         (276)
                                                       --------       -------     -------       -------
Net non-current assets of
  discontinued operations                              $ 1,791        $ 2,909     $ 2,608       $ 7,308
                                                       =======        =======     =======       =======

     The estimated loss on disposal of discontinued operations consists of the following (in thousands):

     Estimated  operating  losses for the  disposal  period
          and loss on  disposal of C&L and Valley                       $ 2,054

     Operating losses for the disposal period and loss on
          the disposal of APC                                             2,550
     Investment  banking  fees,  including  the fair value
          of a warrant to  purchase common stock                          1,100
     Professional fees incurred in connection with the spin-off             854
     Severance payments to Messrs. Fischer, Runge
          and Lilly (see Note 11)                                           508
     Charge due to acceleration of deferred  compensation
          payments (see Note 11) to Messrs. Fischer and Runge               137
     Other                                                                  347
                                                                        -------
                                                                        $ 7,550
                                                                        =======

     The company believes that the net assets of discontinued operations are recorded at approximate net realizable value at March 31, 1998.

     Operating results, net of minority interest, relating to the discontinued operations for fiscal year 1996 and for fiscal year 1997 through the measurement date of November 20, 1996 are as follows (in thousands):

                                                               Fiscal Year Ending March 31, 1997
                                                     ----------------------------------------------------
                                                                  Telecom-          Wire
                                                     Meat and     munications   Installation
                                                      Seafood     Equipment      and Service      Total
Net sales                                            $ 188,853    $ 19,750        $ 11,540      $ 220,143
                                                     =========    ========        ========      =========

Earnings (loss) from discontinued operations         $    (584)   $    (51)       $     10      $    (625)
                                                     ==========   =========       ========      =========

                        Fiscal Year Ending March 30, 1996
                                                                   Telecom-         Wire
                                                     Meat and     munications   Installation
                                                      Seafood     Equipment      and Service       Total
Net sale                                             $ 236,108    $ 25,350        $  6,144      $ 267,602
                                                     =========    ========        ========      =========

Earnings (loss) from discontinued operations         $  (1,067)   $     55        $    393      $    (619)
                                                     ==========   ========        ========      =========

     In  fiscal  1996,   state  income  taxes  of  $83,000  were   allocated  to
discontinued operations. No income taxes have been allocated to discontinued operations for fiscal 1997.

     In reclassifying the Company's financial statements for presentation of discontinued operations, the Company reflected all of APC's interest expense that was paid to the Company under an intercompany loan to discontinued operations. Interest expense paid by APC to the Company was $0 and $159,000 in fiscal 1997 and 1996, respectively. The Company reflected the corresponding interest income in non-operating income (expense) (see Note 9). All other intercompany interest has been eliminated in consolidation. There was no other allocation of interest to discontinued operations.

     As of July 9, 1998, the Company had collected all cash related to the sale of discontinued operations except $760,000 due under a note and the only asset of discontinued operations was real estate with a net asset book value of $909,000. The real estate is listed for sale.

NOTE 3   Acquisitions

     In November 1994, the Company and STI entered into a general partnership agreement to establish Sattel Communications Company, which was subsequently converted into SCC. The Company and STI each received a 50% interest in the venture.

     Profits and losses were allocated equally among the two partners. Under the terms of this agreement, initial contributions to the partnership to be made by the Company were operating capital and the cost of a marketing study which in the aggregate would not exceed $200,000. In addition, the Company agreed to prepare a business plan and a marketing plan for SCC. STI agreed to develop, design and test a telecommunications switch, manufacture three units, provide administrative services and provide the use of its facilities to SCC until permanent facilities were determined. In addition, STI agreed to license SCC to use its proprietary telecommunications switch (the "DSS Switch"). On January 16, 1996, the Company and STI entered into an Exchange Agreement by which the Company acquired an additional 30% ownership interest in SCC, which brought its total ownership interest in SCC to 80%. The acquisition was accounted for as a purchase of a minority interest. The acquisition occurred as part of a transaction in which the Company contributed additional cash, bringing its total cash contributions to $2.5 million, and $1.425 million in loans to SCC to further develop the DSS Switch. In lieu of contributing its proportionate share of the additional funding to SCC, STI assigned all of its right, title and interest in the DSS Switch and related technologies to SCC. In connection with this transaction, the Company issued 350,000 shares of its common stock, par value $1.00 per share, (the "CNS Shares") to STI. The Company's Shares were valued at $4,944,000, or $14.125 per share, based on the average closing market price of the Company's common stock from January 12, 1996 through January 18, 1996.

     On May 3, 1996, the Company and STI entered into a Supplemental Agreement by which the Company acquired an additional 15% ownership interest in SCC. The acquisition occurred as part of a transaction in which the Company contributed an additional $10 million in cash to SCC. In lieu of contributing its proportionate share of the additional funding to SCC, and in exchange for a release from its obligation related to certain product development efforts, STI agreed to convey to the Company 15% of SCC, together with 50,000 shares of the CNS Shares it had acquired pursuant to the Exchange Agreement. This transaction resulted in a net reduction of approximately $1,825,000 of intangible assets recorded at March 30, 1996. On October 14, 1996, the Company acquired from STI its remaining 5% ownership interest in SCC for 15,000 shares of the Company's common stock. At this time SCC became a wholly-owned subsidiary of the Company.

     In April 1996, SCC transferred its assets and liabilities to a newly-formed limited liability company, Coyote Technologies, LLC ("CTL"). In addition, during fiscal 1997 CTL granted subordinated equity participation interests, which amount to approximately a 20% effective ownership interest (before consideration of the subordination provisions) in CTL, to certain employees of the Company. The Company's effective ownership of CTL is approximately 80% as a result of these transactions. CTL is a California Limited Liability Company owned by members (the "Members") owning either of two classes of interests, the "Class A Units" and the "Class B Units" (collectively, the "Units"). SCC holds 8,000 Class A Units. Additional Class A Units are held by Charles Chandler, a former employee, and Sydney Lilly, a current director and former Executive Vice President of the Company. Mr. Chandler and Mr. Lilly hold 350 and 100 Class A Units, respectively. Aggregate capital contributed to CTL related to these Class A Units totaled $242,000. Initially, 1,550 Class B Units were issued to employees of CTL in connection with their continued employment, without capital contribution therefor. Certain current and former employees of CTL continue to collectively own 1,507 Class B Units, representing all of the Class B Units currently outstanding.

     The following table reflects the current ownership of the Class B Units by the management of CTL and others as of June 30, 1998:

               Name                Class B Units
          James J. Fiedler              350
          Daniel W. Latham              250
          David Held                    250
          Bruce Thomas                  250
          Others                        407
                                      -----
                                      1,507
                                      =====

     No compensation expense was recognized in fiscal 1997 upon the granting of the Class B Units to the employees. The estimated fair value of such units at the date of grant was considered immaterial to the financial statements based on the subordinated nature of the interests resulting from the priority distributions payable to holders of Class A Units. Compensation expense will be recognized prospectively when it becomes probable that a conversion or other defined triggering event will occur. If the Company exercises its option to repurchase equity interests previously granted to employees, total compensation cost will be equal to the cash paid upon the repurchase.

     Prior to an amendment in September 1997, described in a succeeding paragraph of this note, the terms of a conversion were that if in the future CTL achieves cumulative pre-tax profits of at least $15 million over the four most recent quarters, the members holding Class B Units not subject to the Board of Directors' authorization discussed below would have the right and obligation (the "Conversion Rights") to convert their Class B Units into Company common stock on the basis of 500 shares of Company common stock for each Class B Unit, subject to adjustment for stock dividends, stock splits, merger, consolidation or stock exchange. The Conversion Rights are included in Class B Agreements amended in November 1996 in lieu of provisions of the April 1, 1996 agreement that provided members holding Class B Units might require CTL to conduct an initial public offering, upon the achievement of the same cumulative pre-tax profit measure discussed above, in which the Class B holders would have the right to convert Class B Units into securities being offered, and would have the right to have those securities registered under the Securities Act of 1933 (the "Registration Rights"). If a majority of the Class B Units are redeemed or purchased by CTL or an affiliate, or if a triggering event (including the conversion of a majority of the Class B Units) occurs, the individual Class A holders are entitled to have their Units redeemed, purchased or to participate on the same terms as the Class B Units, except with an upward adjustment in price to reflect the priority of distribution associated with the Class A Units. Pursuant to agreements regarding Class A Units, the holders of Class A Units other than SCC also have the right, but not the obligation, to require the Company to purchase all, but not less than all, of such holder's Class A Units at a price equal to the agreed-upon or appraised fair market value at any time after April 1, 1999.

     As a result of the Company's Restructuring, its continuing operations are only those of CTL. The Conversion Rights discussed above provided the Class B Unit holders with an approximately comparable ownership interest in the Company as they have in CTL.

     In September 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of CNS and CTL at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement discussed above and the conversion into Company common stock at the option of the holder. Consequently, there is a compensation charge of $4,016,000 recorded in the second quarter of fiscal 1998. This charge is based on the value at September 4, 1997 of 630,000 shares of Company common stock at $6.375 per share that will be issuable to Class B Unit Holders. Assuming that Class A Units, other than those held by SCC, are convertible on the same basis as a result of the Board of Directors' authorization discussed above, an additional charge of $1,506,000 is also recorded in the second quarter of fiscal 1998 based on 236,250 shares of Company common stock and a per share price of $6.375.

     On April 16, 1998, the Company established Coyote Gateway, LLC, a Colorado limited liability company ("CGL"). The Company owns 80% of CGL and American Gateway Telecommunications, Inc., a Texas corporation ("AGT") owns 20%. The
Company founded CGL with a capital contribution of $240,000 and has agreed to make certain additional working capital contributions through April 15, 1999. In consideration of its 20% ownership interest, AGT contributed assets to CGL, consisting of customer contracts for the transmission of up to 31 million minutes of international traffic monthly to 11 countries when fully deployed, and vendor and carrier contracts to service those minutes. CGL has employed AGT's operating and management personnel, and they are participating in stock option and bonus plans tied to the success of the venture.

     In April 1998, the Company announced that it intends to acquire privately held INET Interactive Network Systems, Inc. ("INET"), a provider of international long distance services. The acquisition is expected to be completed in the second quarter of fiscal 1999. In March 1998, the Company entered into a transaction involving INET and a third party leasing firm. The transaction involved the sale of DSS Switches for use in INET's business. Because of the impending acquisition of INET, the Company has deferred the gross profit on the transaction of $1,600,000 as if INET was an affiliate. In connection with this transaction, the Company has issued a $702,000 stand-by letter of credit in favor of the leasing company.

     In December 1997, the Company entered into a letter of intent regarding a merger with NUKO Information Systems, Inc. ("NUKO"). NUKO is a manufacturer of compression and transmission technology for a variety of video applications. The Company subsequently was unable to reach agreement with NUKO on the transaction and withdrew its offer in March 1998. During negotiations and in accordance with the terms of the letter of intent, the Company advanced funds to support NUKO's ongoing activity. The total funding advanced to NUKO and now owed to the Company of $1,800,000 which is secured by a pledge to the Company of shares of stock owned by NUKO in Internext Compression, Inc. In April 1998, NUKO filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. See also Note 9
- Non-Operating Expense - in connection with provisions recorded.

NOTE 4   Marketable Securities

     Marketable securities at March 31, 1998 consist of the following (in thousands):

                            Available-for-Sale Marketable Securities
                                         March 31, 1998
                            ----------------------------------------
                                              Gross        Estimated
                                            Realized          Fair
                              Cost            Losses         Value
    Equity securities         $210            $194            $16


     Gains on sales of available-for-sale securities totaled $242,000, $0, and $31,000 in fiscal 1998, 1997 and 1996, respectively, and losses totaled $397,000, $736,000, and $5,000 in fiscal 1998, 1997 and 1996, respectively.

NOTE 5   LONG-TERM DEBT

     Long-term debt consists of the following (in thousands):

                                                March 31,         March 31,
                                                  1998               1997
                                                ---------         ---------
     Subordinated debentures due January
       2002 and capitalized interest               $1,817           $1,958
     8% Convertible loan due December 2000          3,673             ---
     Less current maturities                         (141)            (141)
                                                   ------           ------
                                                   $5,349           $1,817
                                                   ======           ======

     The subordinated debentures consist of principal of $1,254,000 and capitalized interest of $562,000 at 11.25%. These debentures, which were issued in January 1992, are unsecured. The payment of cash dividends by the Company is restricted by the subordinated debentures which provide that the consolidated tangible net worth of the Company cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures, or $1,254,000.

     Approximate annual amounts payable by the Company on long-term debt are as follows (in thousands):

        1999.............................        $  141
        2000.............................           141
        2001.............................           141
        2002.............................         1,394
                                                  -----
                                                 $1,817
                                                 ======

     The 8% convertible loan is represented by notes which were issued in December 1997 and is convertible into common stock of the Company. Details of the terms of the conversion are described in Note 7 - Shareholders' Equity. As of June 9, 1998, the full value of notes and accrued interest had been converted into the Company's common stock which was issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933 (see Note 7).

NOTE 6   COMMITMENTS AND CONTINGENCIES

     The Company and CTL lease their facilities and various equipment under non-cancelable lease arrangements for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases. Total rental expense under operating leases in fiscal 1998, 1997 and 1996 was $310,000, $279,000 and $63,000, respectively.

     Future minimum payments under non-cancelable operating leases with initial terms of one year or more for fiscal years subsequent to March 31, 1998 are as follows (in thousands):

        1999.............................      $   735
        2000.............................          717
        2001.............................          719
        2002.............................          748
        2003.............................          704
                                                ------
                                               $ 3,623
                                               =======

     Coyote Network Systems, Inc. (The Diana Corporation) Securities Litigation (Civ. No. 97-3186). This is a consolidation of what were originally nine separate actions brought in the United States District Court for the Central District of California on behalf of purchasers of the Company's common stock during a class period that extended from December 6, 1994 through May 2, 1997. On July 23, 1997, the Court entered a stipulation and order consolidating the nine actions for all purposes. On September 9, 1997, plaintiffs filed a consolidated amended complaint (the "Consolidated Complaint") asserting claims against the Company, certain of its present and former directors and officers, and others under Section 10(b) of the Securities Exchange Act of 1934. The Consolidated Complaint alleges essentially that the Company and other defendants were engaged in a scheme to inflate the price of the Company's common stock during the class period through false and misleading statements and manipulative transactions. The Consolidated Complaint seeks unspecified damages, but identifies the significant movement in the Company's stock price during the putative class period (a swing of more than $115 per share) to imply that the damages that will be claimed will exceed the Company's assets.

     On December 15, 1997, the Court denied a motion by the Company and the other defendants to dismiss the consolidated amended complaint. Since that time, the parties have begun the early stages of discovery and have had preliminary discussions concerning settlement. On April 20, 1998, the Plaintiffs filed a motion to have the action certified as a class action. That motion is currently scheduled to be heard by the Court on September 21, 1998. The Company intends to defend the action vigorously, but is continuing discussions with Plaintiffs concerning potential settlement.

     On July 9, 1998, the respective counsel for the Plaintiffs and for the Company executed a letter agreeing in principle, subject to various conditions and contingencies, to settle the claims against the Company and its subsidiaries in The Diana Securities Litigation. If consummated, the settlement will require the Company to issue warrants to acquire 2,500,000 shares of the Company's common stock. The warrants will be exercisable for three years from the date of issuance and will have an exercise price of $9 per share in the first year, $10 per share in the second year and $11 per share in the third year, subject to adjustment in certain events. If the Company lists its common stock on Nasdaq, it will also use its best efforts to arrange for a listing of the warrants on Nasdaq. Among the conditions to the settlement are that the Plaintiffs also reach a settlement with the individual defendants in the litigation and their D&O insurance carriers and that, ultimately, the settlement receives court approval. The Company regards this agreement in principle as a step toward the resolution of this litigation, but cautions that, in view of the conditions and contingencies associated with this preliminary agreement, the Company is unable to predict with certainty the nature or timing of an actual settlement. The Company recorded the fair market value of the warrants of $8,000,000 in the financial statements for fiscal 1998 (see also Note 7).

     The Company is also involved with other proceedings or threatened actions incident to the operation of its businesses. It is management's opinion that none of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 7   SHAREHOLDERS' EQUITY

Options

     The Company has two non-qualified employee stock option plans under which options to acquire up to 1,339,389 shares of the Company's common stock may be granted to directors, officers and certain employees of the Company and its subsidiaries. At March 31, 1998, options for 422,459 shares were available for grant under both plans. Both plans are administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under each plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. The term of options granted shall not exceed 11 years from the date of grant of the option or from the date of any extension of the option term.

     The following table summarizes the transactions for both stock option plans for the last three fiscal years:

                                                              Option Price
                                                Options         Per Share
                                                -------     ----------------
         Outstanding at April 1, 1995           566,976     $ 1.95  -  5.55
              5% stock dividend                  31,482            ---
              Options granted                   385,000       5.90  - 19.05
              Options exercised                 (12,300)           2.15
                                                --------

         Outstanding at March 30, 1996          971,158     $ 1.95  - 19.05
              5% stock dividend                  53,119            ---
              Options granted                   135,024       5.00  - 27.00
              Options canceled                 (320,941)          19.05
                                               ---------

         Outstanding at March 31, 1997          838,360     $ 1.95  - 27.00
              Options revalued - canceled       (81,838)     19.05  - 27.00
              Options revalued - granted         81,838            3.00
              Options granted                   254,250       3.00  -  7.72
              Option exercised                 (442,956)      1.95  -  5.55
              Options canceled                 (175,680)      5.53  - 27.00
                                               ---------

         Outstanding at March 31, 1998          473,974     $ 1.95  - 19.05
                                                =======

         Exercisable at March 31, 1998          152,886     $ 1.95  - 19.05
                                                =======


                                             Weighted
                               Weighted      Average                   Weighted
                               Average      Remaining                  Average
 Option Price    Outstanding   Exercise    Contractual    Exercisable  Exercise
  Per Share        Options      Price      Life (Years)     Options     Price
--------------   -----------   ---------   ------------   -----------  --------
$     1.95          24,310     $ 1.95          2.75           24,310     $ 1.95
 3.00 -   7.72     439,164       4.83          3.84          118,076       5.75
     19.05          10,500      19.05          1.94           10,500      19.05
                  --------                                  --------
                   473,974     $ 5.00          3.65          152,886     $ 6.06
                   =======                                   =======

     In February 1998, the Company's Board of Directors approved and adopted the establishment of Non-Employee Director Stock Option Plan and granted stock options to purchase 10,000 shares of the Company's common stock to each of the three non-employee directors. These options have a five-year term, are fully vested and have an exercise price of $4.625 per share.

     The Company accounts for these plans under APB Opinion No. 25, under which the total compensation expense recognized is equal to the difference between the option exercise price and the underlying market price of the stock at the measurement date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

     The following pro forma net loss and net loss per common share information assumes that compensation cost was recognized for the vested portion of the awards granted in those years, based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 (in thousands, except per share amounts):

                                             1998        1997         1996
                                             ----        ----         ----

     Net loss   - as reported             $(26,155)   $(21,018)    $ (3,365)
                - proforma                 (26,439)    (21,500)      (3,592)
     Net loss per share  - as reported    $  (3.70)   $  (3.99)    $   (.76)
                         - proforma          (3.74)      (4.08)        (.82)

     The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1996, 1997 and 1998:

                                           1998         1997        1996
                                           ----         ----        ----

     Expected stock price volatility      130.90%       93.3%       72.9%
     Risk free interest rate                5.95%        6.2%        6.8%
     Expected life of options             5.0 years   4.8  years   4.9 years

     The weighted average exercise prices per share for options outstanding and  exercisable  at March  31,  1998 are  $5.00 and  $6.06,  respectively.  The weighted average exercise prices per share for options outstanding and exercisable at March 31, 1997 are $7.79 and $5.72, respectively. The weighted average fair value of options granted during fiscal 1996, 1997 and 1998 is $3.65, $17.65 and $3.95 per share, respectively.

     In fiscal 1997, the Company recognized compensation expense of $125,000 in connection with the issuance of restricted stock and the amendment of certain previously issued stock options.

Common Stock and Convertible Notes

     In July 1997, the Company issued 1,880,750 shares of its common stock at $2.00 per share in a private placement under Regulation D of the Securities Act of 1933. The Company received $3,362,000 from the private placement, net of fees of $400,000. In addition, warrants to purchase 1,880,750 shares of the Company's common stock at $3.00 per share were issued to the Regulation D participants. The warrants are exercisable immediately and expire five years from issuance. Mr. Fiedler, the Company's Chairman and Chief Executive Officer, participated in the private placement and purchased 175,000 shares of common stock and received warrants to purchase 175,000 shares of the Company's common stock. In addition, Mr. Stephen W. Portner, a Director, and his daughter collectively participated in the private placement and purchased 11,250 shares of common stock and received warrants to purchase 11,250 shares of the Company's common stock. The common stock and common stock warrants issued in the private placement are subject to registration rights.

     In July 1997, the Company received $2,235,000 upon the issuance of $2,500,000 in 8% convertible notes. As of December 31, 1997, the full value of notes and accrued interest to the date of conversion had been converted into the Company's common stock which was issued pursuant to the exemption provisions on Regulation S of the Securities Act of 1933. Common stock totaling 484,964 shares was issued in connection with conversions of $2,545,000 of convertible notes and accrued interest at a weighted average conversion price of $5.25 per share which represented a conversion price of 80% of the average closing bid price on the conversion date in accordance with the terms of the notes. A finance charge of $625,000 was recorded in the fourth quarter of fiscal 1998 in respect of this discount value.

     In December 1997, the Company received $4,635,000 upon the issuance of $5,000,000 in 8% convertible notes. The notes are convertible into the Company's common stock which will be issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933. The initial conversion price is the lessor of $7.00 or 80% of the five-day average closing bid price on a conversion date with a conversion floor price (the "Conversion Floor Price") of $4.00 per share, provided that if the average closing bid price for any 20 consecutive trading days prior to a conversion date is less than $4.00 per share, the Conversion Floor Price will be adjusted to 80% of such 20 day average closing bid price.

     Effective April 7, 1998, in agreement with note holders, the conversion terms were modified so that the conversion price discount factors be determined with reference to the closing transaction price of the common stock for the 15 consecutive days prior to a conversion date and the applicable discount factor be applied to the average closing transaction price of the stock for the five consecutive trading days prior to the conversion date in order to determine the conversion price. The applicable discount factors were agreed as follows:

           15 Day Average                     Applicable
      Closing Transaction Price                Discount
       Below       $3.00                           0%
       Between     $3.00 - $3.75                  10%
                   $3.75 - $4.25                  15%
                   $4.25 - $4.85                  20%
                   $4.85 - $6.00                  25%
      Amounts in excess of $6.00                  20%

     A finance charge of $1,250,000 was recorded in the fourth fiscal quarter ended March 31, 1998, in respect of the maximum beneficial value available to the investors based upon the estimated potential discount from market value upon conversion. The note can be converted equally beginning 45, 75 and 105 days following December 22, 1997. Interest is payable semi-annually in arrears in the form of Company common stock based on the above-described conversion price.

     As of June 9, 1998, the full value of notes and accrued interest to the date of conversion had been converted into Company common stock, which was issued pursuant to the exemption provisions of Regulation S of the Securities Exchange Act of 1933. Common stock totaling 1,404,825 shares was issued in connection with conversions of $5,133,000 of convertible notes and accrued interest. Of those conversion shares, 336,075 were issued as of March 31, 1998, in connection with conversions of $1,344,000 of convertible notes and accrued interest.

Warrants

     In connection with the issuance of the convertible notes in July and December 1997, the Company paid fees and expenses of $630,000 and issued 85,648 warrants at an estimated fair market value of $384,000. These costs were originally capitalized in other assets and amortized over the term of the debt as non-cash interest expense. Upon conversion, the unamortized portion is credited to additional paid in capital. At March 31, 1998, the Company had $401,000 in other current assets related to these items.

     The fair market value of the above warrants was estimated using the Black-Scholes Option Pricing Model applying the following criteria:

     Expiration Date                July 17, 2000       December 31, 2002
     Expected Life                     3 years               5 years
     Exercise Price                    $6.75                  $7.20
     Total Options                     37,037                48,611
     Expected Price Volatility        151.88%                141.79%
     Risk Free Interest Rate            6.15%                  5.95%

     During fiscal 1998, the Company issued two warrants to an investment banker for services provided in connection with the Restructuring to purchase a total of 324,000 shares of the Company's common stock at $2.25 per share. The warrants can be exercised at any time through May 2002, in respect of 273,000 shares and November 2002, in respect of 51,000 shares. The Company recorded the fair value of the warrants of $503,000 as an expense in fiscal 1998. The fair value of the warrants of $503,000 was estimated using the Black-Scholes option-pricing model with the following weighted-average assumptions:

      Expected price volatility           127.38%
      Risk free interest rate               6.36%
      Expected life of options              5 years

     In March 1998, the Company issued a warrant to a leasing company for services provided in connection with customer financing to purchase 38,800 shares of the Company's common stock at $4.00 per share. The warrants can be exercised any time through March 2003. The Company recorded a fair value of the warrants as an expense in the fourth quarter ended March 31, 1998, of $123,000 using the Black-Scholes option-pricing model with the following weighted average assumptions:

     Expected price volatility            130.87%
     Risk free interest rate                5.95%
     Expected life of options               5 years

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
     Expected life of options               3 years

     Through June 19, 1998, none of the above warrants have been exercised.

     At March 31, 1998, the Company had 3,195,448 shares of common stock reserved and available for warrants and for the conversion of Class A and B Units as described in Note 11 - Related Party Transactions.

     As described in Note 6 above, an agreement in principle has been reached, subject to various conditions and contingencies, to settle the claims against the Company and its subsidiaries in The Diana Securities Litigation. Under the proposed terms of the agreement, the Company anticipates that it will issue warrants for 2,500,000 shares of the Company common stock with an expected life of 3 years from date of issuance. Such warrants will have an exercise price of $9.00 per share if exercised during the first year from date of issue and an exercise price of $10.00 per share or $11.00 per share if exercised during the second year or third year, respectively. The Company recorded the fair value of the warrants of $8,000,000 as an expense in fiscal 1998. The fair value of $8,000,000 was estimated using the Black-Scholes option pricing model.

NOTE 8   INCOME TAXES

     A reconciliation of the income tax credit and the amount computed by applying the statutory federal income tax rate (34%) to loss from continuing operations before extraordinary items, minority interest and income tax credit for the last three fiscal years is as follows (in thousands):

                                                            1998        1997        1996
                                                            ----        ----        ----
Credit at statutory rate                                  $(11,613)  $ (4,604)   $(1,108)
Settlements of liabilities of unconsolidated subsidiary        (10)        (5)      (156)
Tax effect of net operating loss not benefited              11,600      4,500      1,276
Refund of federal income taxes paid in a prior  year         ---         (836)      ---
Other, net                                                      23        109        (12)
                                                          --------   --------    -------
Income tax credit                                         $  ---     $   (836)   $  ---
                                                          ========   ========    =======

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The components of the Company's deferred tax assets and liabilities of continuing operations are as follows (in thousands):

                                                        March 31,    March 31,
                                                          1998         1997
                                                        ---------    --------
     Federal net operating loss carryforwards             $17,814    $11,950
     State net operating loss carryforwards                 1,367       1,835
     Reserve for loss on discontinued operations              745         953
     Federal capital loss carryforward                        646         659
     Excess and obsolete inventory reserve                    560         560
     Capitalized interest on CNS debentures                   225         281
     General business credit carryforwards                    145         145
     Deferred compensation                                  ---          ---
     All others                                               261         686
                                                          -------    --------
              Total deferred tax assets                    21,763      17,069
     Valuation allowance for deferred tax assets          (19,396)    (15,234)
                                                          -------    --------
     Net deferred tax assets                                2,367       1,835
     Intangible assets (net)                                1,407       1,489
     All others                                               960         346
                                                          -------    --------
              Total deferred tax liabilities                2,367       1,835
     Net deferred taxes                                   $   ---    $  ---
                                                          =======    ========

     The Company has approximately $52,000,000 in both federal and state net operating loss carryforwards. These carryforwards expire at various dates through fiscal 2013. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986. Subsequent to March 31, 1998, due to the Company's continuing financing efforts, there may be ownership changes which would significantly limit the Company's ability to immediately utilize its net operation loss carryforwards.

NOTE 9   NON-OPERATING INCOME (EXPENSE)

     Non-operating income (expense) consists of the following for the last three fiscal years (in thousands):

                                           1998        1997       1996
                                           ----        ----       ----
  Write-down of CNC preferred stock      $ ---       $(1,060)    $ ---
  Provision for losses                    (2,200)      ---         ---
  Net gains (losses) on sales of
     marketable securities                  (155)       (736)        26
  Interest income                            141         427        457
  Gain on settlements of lawsuits             77       ---         ---
  Other                                       50          32        (18)
                                         -------     -------     ------
                                         $(2,087)    $(1,337)    $  465
                                         =======     =======     ======

     In June 1996, Concentric Network Corporation ("CNC") executed a Promissory Note for $5,000,000 in favor of CTL for a bridge loan. CNC granted to CTL a warrant to purchase a split adjusted 36,765 shares of CNC Series D Preferred Stock ("CNC Preferred Stock") at a split adjusted exercise price of $20.40 per share (equal to the par value of such shares) as additional consideration for the bridge loan to CNC. The warrant is exercisable immediately and expires on June 6, 1999. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Preferred Stock. In September 1996, CTL sold to StreamLogic Corporation 1,838,234 shares, or 49% of its CNC Preferred Stock for $2.5 million. No gain or loss was recognized in connection with this sale.

     In August 1997, CNC completed its Initial Public Offering at an offering price of $12.00 per share. The CNC Preferred Stock owned by CTL was automatically converted into CNC common stock immediately prior to the closing of the IPO. The value of CTL's investment in CNC Preferred Stock, after giving effect to a reverse 1 for 15 stock split and based on a $12.00 per share offering price, is approximately $1,512,000. The Company deemed this value to be the maximum fair market value of its holding on an if-converted basis at March 31, 1997 and in addition, concluded the value of that investment was permanently impaired. Consequently, the Company recorded a non-operating loss of $1,060,000 in fiscal 1997 related to the impairment of its investment. The Company was prohibited from selling 75% of its CNC common stock for six months following CNC's IPO. CTL sold 25% of its CNC common stock in August 1997 at $12.00 per share and received $396,000 and sold the remaining 75% in the fourth quarter of fiscal 1998 receiving $1,358,000 and recorded a gain on these sales of $242,000 in fiscal 1998. (See Note 4). The Company continues to own the warrant from CNC which is now for CNC common stock as a result of the conversion discussed above.

     In September 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of the Company at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement and the conversion into Company common stock at the option of the holder. An accrued expense charge of approximately $5,522,000 was recorded in the second quarter of fiscal 1998. This charge is based on the value at September 4, 1997 of 866,250 shares of Company common stock at $6.375 per share that will be issuable to the Class A and Class B Unit Holders.

     Provisions of $2,200,000 were accrued as a non-operating expense in fiscal 1998 for losses in connection with failed acquisitions including funds advanced, costs of professional services, due diligence expenses and financial consulting fees.

NOTE 10  EXTRAORDINARY ITEMS

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

NOTE 11  RELATED PARTY TRANSACTIONS

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

     The Promissory Notes provide for full repayment prior to November 1, 1999 in the event of the following: (a) upon any transfer of Messrs. Fiedler's or Latham's Class B Units in CTL (other than to a Permitted Transferee, as defined in the Agreement Regarding Award of Class B Units (the "Award Agreement")), or by any such Permitted Transferee (including without limitation certain transfers contemplated by the Award Agreement) or (b) upon any exchange or conversion of Class B Units for or into securities registered under the Securities Exchange Act of 1934, as amended, in accordance with the Award Agreement. In connection with the employment agreements with Messrs. Fiedler and Latham entered into on September 4, 1997, the Company's Board of Directors agreed to forgive the notes. Under the employment agreements, equal one third portions of the notes was forgiven at September 4, 1997 and, if their respective employments are renewed, at each of the next two anniversaries of the date of the employment agreements, provided that each individual remains as an employee of the Company at each such forgiveness date.

     Messrs. Fiedler and Latham used the proceeds of the loan to each purchase 100 non-forfeitable Class B Units of CTL from Mark Jacques, a former officer of CTL, for an aggregate purchase price of $600,000. On November 12, 1996, CTL entered into a settlement agreement with Mr. Jacques whereby Mr. Jacques (i) agreed to the assignment to the Company of the employment agreement between him and CTL and (ii) retained his remaining 250 Class B Units of CTL. Mr. Jacques was terminated as an employee of the Company in January 1997. The Company has accounted for the loans to Messrs. Fiedler and Latham and their purchase of Class B Units from Mr. Jacques as a settlement with Mr. Jacques and recorded an expense of $600,000 during the third quarter of fiscal 1997.

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

     Certain of the Company's non-employee directors have provided services to the Company and/or its subsidiaries for which they were compensated. Amounts accrued or paid to all directors for these services during fiscal 1998, 1997 and 1996 are $50,000, $4,000 and $13,000, respectively.

     In February 1997, APC conveyed its 50% ownership interest in Fieldstone Meats of Alabama, Inc. to a former officer and director of APC in consideration for past services as a director and officer of APC for his assistance in the sale of the APC business.

     Mr. Fiedler, the Company's Chairman and Chief Executive Officer, loaned the Company $250,000 in June 1997. The principal amount of the loan was converted to common stock in conjunction with Mr. Fiedler's purchase of Company common stock pursuant to the Regulation D private placement in July 1997. Mr. Latham, the Company's President and Chief Operating officer, loaned the Company $98,000 subsequent to March 31, 1997. This loan was repaid in July 1997. Mr. Portner, a Director, purchased Company common stock pursuant to the Regulation D private placement.

     On September 4, 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of CNS and CTL at June 30, 1997. (See Note 3).

     In January 1998, the Board of Directors of the Company approved an interest-free loan to Daniel W. Latham for a maximum amount of $500,000 to be used solely for the purpose of providing partial down payment monies on his purchase of a residence in California. The funding is to be secured by the residential property and is for a five-year term unless specifically extended by the Board of Directors. Earlier repayment of the loan will be demanded in the event of either (1) sale or refinancing of the property; (2) termination of Mr. Latham's employment either voluntarily or for cause; or (3) sale by Mr. Latham of all, or substantially all, of his stock in Coyote Network Systems, Inc. As of March 31, 1998, $150,000 was funded under this agreement and a further amount of $271,000 was funded in April 1998.

NOTE 12  BUSINESS SEGMENT INFORMATION

     In fiscal 1998, the Company operated worldwide in the telecom switching equipment business segment. This segment consists solely of the operations of CTL. In fiscal 1998, CTL had sales to two domestic customers that comprised 66% of net sales. In fiscal 1997, CTL had sales to one domestic customer that comprised 94% of net sales. In fiscal 1996, CTL had sales to two customers that comprised 68% and 32% of net sales. Information by industry segment is as follows (in thousands):

                                         Fiscal Year Ended
                               -------------------------------------
                               March 31,     March 31,     March 30,
                                  1998        1997           1996
                               ---------    ----------     ---------
Net Sales:
    Switching equipment         $  5,387     $  7,154      $    264
                                ========     ========      ========

Operating loss:
    Switching equipment          (11,267)      (8,740)       (1,883)
    Corporate                    (10,467)      (3,410)       (1,809)
                                ---------    --------      ---------
                                 (21,734)     (12,150)       (3,692)
                                =========    ========      =========
Depreciation and amortization:
    Switching equipment              787          467           111
    Corporate                     ---              11            10
                                --------     --------      --------
                                     787          478           121
                                ========     ========      ========
Capital expenditures:
    Switching equipment.           1,021        1,902           136
    Corporate                     ---              12            25
                                --------     --------      --------
                                   1,021        1,914           161
                                ========     ========      ========
Identifiable assets:
    Switching equipment           11,528       14,811         8,359
    Discontinued operations          909        8,201        15,569
    Corporate                      9,538          232         5,164
                                --------     --------      --------
                                $ 21,975     $ 23,244      $ 29,092
                                ========     ========      ========

NOTE 13  STATEMENTS OF CASH FLOWS

     Supplemental cash flow information relating to continuing operations for the last three fiscal years is as follows (in thousands):

                                                                1998       1997        1996
                                                                ----       ----        ----
Change in current assets and liabilities:
 Trade receivables                                           $ 3,879     $(4,540)    $   173
 Inventories                                                     815      (1,850)     (1,005)
 Other current assets                                           (735)        294         108
 Accounts payable                                               (640)      2,076         338
 Other current liabilities                                     5,170         856          15
                                                             -------     -------     -------
                                                             $ 8,489     $(3,164)    $  (371)
                                                             =======     =======     =======
Non-cash transactions:
 Expense charge on conversion of A & B units                 $ 5,522     $ ---       $  ---
 Convertible debt expense associated with conversion
   to common stock below market price                          1,875       ---          ---
 Purchase of minority interest with common stock                ---       1,818       4,944
 Conversion of promissory note and
   accrued interest into CNC preferred stock                    ---       5,072         ---
 Reduction of net liabilities of unconsolidated subsidiary      ---        ---          219
 Securities litigation warrant expense                         8,000       ---          ---

NOTE 14  LIQUIDITY AND CAPITAL RESOURCES

     As discussed below, the Company encountered a liquidity deficiency during the end of fiscal 1997 and in early fiscal 1998, primarily because (i) certain customers of CTL were past due on receivables, (ii) CTL granted certain customers extended payments terms, (iii) CTL's revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring.

     As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July and December 1997, the Company raised $5,597,000 and $4,635,000 respectively, through equity and debt financing (see Note 7). With completion of the equity and debt financing and the collection of $4,400,000 of previously delinquent customer receivables and the receipt of $2,254,000 from the exercise of Company Employee Stock Options, the Company had more than sufficient funds to finance its operating activities in fiscal 1998 and ended the fiscal year with an operating cash balance of $3,700,000.

     The Company has now divested the majority of its discontinued operations (APC, C&L, Valley) and is actively seeking buyers for the remaining land and building which were formerly part of the APC operations in Atlanta.

     In order to fund the current and future operating, acquisition and investment activities, the Company will need to generate cash from its present and recently acquired operations and, in addition, will require and is currently seeking further outside investment. As of July 1, 1998, the Company had an operating cash balance of approximately $5,000,000.

Fiscal 1997 - Year Ended March 31, 1997

     The Company encountered a liquidity deficiency in fiscal 1997 and subsequently, primarily because (i) certain customers of CTL were past due on receivables, (ii) CTL has granted certain customers extended payment terms,
(iii) CTL's revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring.

     As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July 1997, the Company raised $5,597,000 through equity and debt. After completion of the equity and debt financings, collection of $4.4 million from CNC, pursuant to the final court agreement secured by CTL against this customer, and the anticipated sales of C&L, Valley and APC's real estate discussed further below, management believes that it will have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through March 31, 1998. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

Identification of Directors

     The Board of Directors is divided into three classes of directors consisting of two classes of two members and one class of three members or seven members in the aggregate. However, the Board currently includes only five members. The election of directors is staggered so that the term of only one class of directors expires each year. Generally, the term of each class is three years. Presently, the Board of Directors has two vacant positions. The Board of Directors consists of the following members:

                       Director With Term Expiring in 1998

     Sydney B. Lilly, age 69, has been a director of the Company since 1988. He was Executive Vice President of the Company from April 1995 to November 1996 and a consultant from 1984 to 1995. He was a director of Entree Corporation from 1991 to 1996.

                      Directors With Term Expiring in 1999

     Jack E. Donnelly, age 63, has been a director of the Company since November 1991. Since 1986, he has been a principal of Bailey & Donnelly Associates, Inc., an investment company.

     Daniel W. Latham, age 49, has been a director of the Company since November 1996. He has been President and Chief Operating Officer of the Company since November 1996 and President and Chief Operating Officer of CTL since September 1995. Prior to his association with CTL, Mr. Latham was the President of Frontier Long Distance, a U.S. long distance company. Mr. Latham also served as a Senior Vice President at Racal Datacom where he was responsible for world-wide sales. Prior to Racal, Mr. Latham held executive positions at Digital Equipment Corporation, the Bell System and IBM. He has been a director of Entree Corporation since November 1996.

                      Directors With Terms Expiring in 2000

     James J. Fiedler, age 51, has been a director of the Company since August 1996. He has been Chairman and Chief Executive Officer of the Company since November 1996 and Chairman and Chief Executive Officer of CTL, since September 1995. Previously, Mr. Fiedler was a principal in the consulting firm of Johnson & Fiedler. From November 1992 to September 1994, Mr. Fiedler was Vice President of Sales and Marketing and subsequently President and director of Summa Four, Inc., a telecom switching company. From June 1989 to July 1992, Mr. Fiedler was Executive Vice President and Chief Operating Officer of Timeplex, a subsidiary of Unisys engaged in the business of manufacturing data and telecommunications equipment. Prior to June 1989, Mr. Fiedler held executive positions with Unisys Corporation and Sperry Corporation (subsequently acquired by Unisys Corporation). He has been a director of Entree Corporation since November 1996.

     Stephen W. Portner, age 46, was appointed a director of the Company on August 29, 1997. He is the Managing Director of North America for JMJ Associates, a global management consulting company, and has served in various capacities from January 1994 to May 1997 at JMJ Associates. From December 1991 to January 1994, Mr. Portner held positions in plant and project management as well as Director of Quality for Air Products Incorporated.

     Directors receive an annual fee of $15,000, paid on a monthly basis. Directors are also reimbursed for travel expenses. In addition, Directors receive $1,250 per meeting for service on the Audit Committee of the Board of Directors.

     In February 1998, stock options to purchase 5,000 shares of the Company's common stock were granted to Mr. Portner, an outside member of the Board of Directors, who joined the Board in fiscal 1998. These options have an exercise price of $4.625 per share.

     In February 1998, the Board of Directors approved and adopted the Non-Employee Director Stock Option Plan and reserved 150,000 shares for grants of the common stock of the Company under the plan.

     In February 1998, stock options to purchase 10,000 shares of the Company's common stock were granted to each of the non-employee members of the board of directors. These options have an exercise price of $4.625 per share.

Identification of Executive Officers

     The following individuals are the Executive Officers of the Company:

   Name                  Age                    Position
   James J. Fiedler       51     Chief Executive Officer
   Daniel W. Latham       49     President and Chief Operating Officer
   Edward A. Beeman       48     Executive Vice President,
                                   Chief Financial Officer and Secretary
   Brian A. Robson        61     Vice President and Controller

     The following information is furnished with respect to each executive officer who is not also a Director of the Company:

     Mr. Beeman was Chief Financial Officer of Western Water Company from 1996 to 1997 and Vice President and Chief Financial Officer of Bird Medical Technologies, Inc. from 1994 to 1996.

     Mr. Robson was Vice President of Finance and Chief Financial Officer of Ascom Timeplex from 1989-1996.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth the total annual compensation paid or accrued by the Company for the account of the executive officers of the Company serving as such at March 31, 1998 and for one former executive officer:

                           SUMMARY COMPENSATION TABLE

                                            Annual Compensation                                  Long-Term Compensation
                             -------------------------------------------------  ----------------------------------------------
                                                              Other Annual      Restricted     Securities
            Name and                                          Compensation        Stock        Underlying        All Other
       Principal Position    Year    Salary ($)   Bonus ($)      ($) (7)          Awards       Options (#)    Compensation ($)
                             ----    ----------   ---------   ------------      ----------     -----------    ----------------
James J. Fiedler (1)         1998     200,000       19,746        15,000             0               0             7,200 (12)
Chairman, CEO and            1997     200,000            0         3,750             0               0                 0
  Director                   1996     111,538 (4)        0             0           2.5% (8)    150,000 (10)       19,612 (11)

Daniel W. Latham (2)         1998     175,000       19,746        15,000             0               0             7,200 (12)
  President, COO and         1997     175,000            0         3,750             0               0           170,197 (11)
    Director                 1996      90,865 (5)        0             0           1.5% (9)    150,000 (10)       26,416 (11)

Brian A. Robson              1998     139,907            0             0             0           2,000            21,921 (11)
  Vice President and         1997      56,250 (6)        0             0             0          10,500            13,041 (11)
   Controller

R. Scott Miswald (3)         1998     148,733            0             0             0               0                 0
  Vice President and         1997     125,000            0             0        52,500               0                 0
    Treasurer                1996     110,000       11,614             0             0          10,000                 0

(1) On November 29, 1996 Mr. Fiedler was appointed Chairman and CEO of the Company. Mr. Fiedler also remained as Chairman and CEO of CTL (see Employment and Severance Agreements).
(2) On November 29, 1996 Mr. Latham was appointed President and COO of the Company. Mr. Latham also remained as President and COO of CTL (see Employment and Severance Agreements).
(3) Mr. Miswald resigned from the Company as an executive officer and director on September 30, 1997.
(4) Represents part-year compensation from start of employment as CEO of CTL on September 11, 1995 to end of fiscal year, based on annualized salary of $200,000.
(5) Represents part-year compensation from start of employment as President and COO of CTL on September 25, 1995 to end of fiscal year, based on annualized salary of $175,000.
(6)  Started   employment  on  October  31,  1996.  Current  annualized  salary:
     $147,150.
(7)  Director's fees paid to officers.
(8) Mr. Fiedler was granted 250 Class B Units in CTL (equivalent to a 2.5% ownership interest).
(9) Mr. Latham was granted 150 Class B Units in CTL (equivalent to a 1.5% ownership interest.
(10) Performance-based options for the indicated number of shares of Company common stock surrendered on November 11, 1996 in connection with loans (see Certain Relationships and Related Transactions).
(11) Represents relocation assistance paid by the Company on behalf of the various individuals. Also includes $98,000 paid to Mr. Latham to cover his loss on a personal residence and the related real estate commissions and selling expenses.
(12) Represents automobile allowance.

     The table below provides information regarding stock options granted during fiscal 1998 to the persons named in the Summary Compensation Tables:

                        OPTION GRANTS IN LAST FISCAL YEAR

                                             INDIVIDUAL GRANTS
                          ------------------------------------------------------
                          Number of      % of Total
                           Shares        Options
                          Underlying     Granted to
                           Options       Employee in    Exercise     Expiration
                          Granted (1)    Fiscal Year      Price         Date
                          -----------    -----------    -----------  ----------
    James J. Fiedler            0            ---         $  ---       $   ---
    Daniel W. Latham            0            ---            ---           ---
    Brian A. Robson         2,000 (2)        0.7%          3.005       8/20/02
    R. Scott Miswald            0            ---            ---           ---

                            Potential Realizable Value at Assumed Annual Rate
                             of Stock Price Appreciation For Option Term (3)
                          -----------------------------------------------------
                                      5%                    10%
                                  ---------               ------
    James J. Fiedler              $ ---                   $ ---
    Daniel W. Latham                ---                     ---
    Brian A. Robson                1,660                   3,669
    R. Scott Miswald                ---                     ---

(1) The options granted under the CTL 1996 Stock Option Plan are non-qualified stock options. The exercise price per share is 100% of the fair market value of a share of common stock on the date of the grant. In June 1997, current employees owning stock options, including Mr. Robson, were granted the right to exchange existing stock options for new options that have an exercise price of $3.00 per share. The new options vest equally over a three year period commencing June 1, 1997.
(2) The options vest as follows: June 1, 1998 - 666; June 1, 1999 - 666; June 1, 2000 - 667.
(3) The option term is five years. The dollar amounts under these columns are the results of calculations at the 5% and 10% rates set by the Securities and Exchange Commission. The potential realizable values are not intended to forecast possible future appreciation, if any, in the market price of the common stock.

     The table below provides information regarding the value of in-the-money stock options held by named executive officers at March 31, 1997. Named executive officers did not exercise any stock options during the fiscal year.

                        UNEXERCISED COMPANY STOCK OPTIONS

                              Number of               Value of Unexercised
                         Unexercised Options          In-the-Money Options
                           at March 31, 1998           at March 31, 1998 (1)
                      --------------------------   -----------------------------
       Name           Exercisable  Unexercisable   Exercisable   Unexercisable
       ----           -----------  -------------   -----------   -------------
James J. Fiedler            0             0        $      0       $      0
Daniel W. Latham            0             0               0              0
Brian A. Robson             0        12,500               0         38,875
R. Scott Miswald       10,000             0           8,343              0

(1) Value based on the closing price of $6.11 of the common stock on the NASD OTC Bulletin Board on March 31, 1998, less the option exercise price.

Employment and Severance Agreements

     The Company has employment agreements with certain executive officers.

     Messrs. Fiedler and Latham were employed by CTL until December 31, 1996 pursuant to contracts that provided for salary of $200,000 and $175,000, respectively, per year with a year-end bonus equal to 10% and 5%, respectively, of CTL's pre-tax earnings for the calendar year, up to the salary for the year, and such fringe benefits as CTL's executive committee should make available. From January 1, 1997 to September 3, 1997, Messrs. Fiedler and Latham continued their employment at the same salary without a contract.

     On September 4, 1997, Messrs. Fiedler and Latham entered into new employment agreements with the Company covering the 1998 fiscal year and providing for salaries of $200,000 and $175,000, respectively, per year. Such employment agreements provide for customary fringe benefits, including a car allowance for each Executive of $600 per month. The Executives may become entitled to bonuses based on the Company's pre-tax profits for each half year in the fiscal year covered by the employment agreements, equal to 10% of such pre-tax profits in the case of Mr. Fiedler and 5% in the case of Mr. Latham, but not to exceed 100% of the Executive's annual salary in the case of Mr. Fiedler and 75% in the case of Mr. Latham. Additionally, the Executives are entitled to an incentive bonus equal to one-half percent of the sales revenues of CTL for each month during the term of the agreement, subject to certain limitations, and in any event not to exceed 100% of the Executive's annual salary. As disclosed elsewhere herein, each of the Executives has a $300,000 note payable to the Company. Under the employment agreements, equal one third portions of such notes will be forgiven at the date of the employment agreement, and, if their respective employments are renewed, at each of the next two anniversaries of the date of the employment agreements, provided that such Executive remains as an employee of the Company at each such forgiveness date. These employment agreements also contemplate that the Class A and Class B units of CTL, including the units held by the Executives, will become convertible into the Company's common stock, at the rate of 500 shares of the Company's common stock for each such unit, immediately and without the requirements that CTL achieve cumulative pre-tax profits of at least $15 million over four consecutive quarters. The Company has also granted certain registration rights with respect to the shares of common stock issuable upon such conversion. Copies of the employment agreements are filed as exhibits to this Annual Report on Form 10-K, and this description is qualified by reference to such exhibits. Since April 1, 1998, Messrs. Fiedler and Latham have continued their employment at the same salary level without a contract.

Compensation Committee Interlocks and Insider Participation

     As noted above, the Board of Directors does not have a compensation committee, because executive compensation decisions are made by the full Board. Recommendations on executive compensation in respect of Messrs. Fiedler and Latham are prepared by the outside non-employee directors when requested by the full board. All directors participate in the deliberations.

     Mr. Fiedler is the Company's Chairman and Chief Executive Officer. Mr. Latham is the Company's President and Chief Operating Officer. Messrs. Fiedler's and Latham's fiscal 1997 compensation and employment contracts were previously described above.

     In December 1991, Mr. Donnelly entered into a consulting agreement with the Company to serve as chairman and consultant to C&L Communications, Inc. ("C&L"), one of the Company's subsidiaries. The agreement, which was subsequently amended, terminated on March 31, 1998. In addition, Mr. Donnelly was paid $50,000 per year in accordance with the agreement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information as of June 10, 1998 with respect to the common stock ownership of each director, the Chief Executive Officer, the other executive officers of the Company and identified in the Summary Compensation Table (collectively with the Chief Executive Officer, the "named executive officers"), all directors and executive officers as a group and each person or group of persons known by the Company to own beneficially more than 5% of the common stock of the Company.

                Amount and Nature of Beneficial Ownership (1)(2)
      ---------------------------------------------------------- -------------------------- ---------------------
                                                                    Shares Issuable Upon
                                                                        Exercise of
                                                                 --------------------------
                                                                                            Shares Issuable Upon
                                        Number of     Percent       Stock        Warrants   Conversion of Class A
      Name of Beneficial Owner           Shares       of Class     Options(3)      (3)          or B Units (4)
      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      Jack E. Donnelly                    30,234         *         22,155              0                    0

      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      James J. Fiedler                   535,000         5.4            0        175,000              175,000

      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      Daniel W. Latham                   125,000         1.3            0              0              125,000

      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      Sydney B. Lilly                    203,995 (5)     2.1      135,231              0               50,000

      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      R. Scott Miswald                    10,500         *         10,500              0                    0

      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      Brian A. Robson                      4,166         *          4,166              0                    0

      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      Stephen W. Portner                  37,500         *         15,000         11,250                    0

      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      All Directors and
      Executives as a Group              946,395         9.2      157,386        186,250              350,000
      (6 individuals)
      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      Richard L. Haydon
      1114 Avenue of the Americas      1,263,000 (6)    12.4            0        625,000                    0
      New York, NY  10036
      ------------------------------ --------------- ----------- -------------  ----------- ---------------------
      Ardent Research Partners           540,000 (7)     5.5            0        225,000                    0
      200 Park Avenue, 39th Floor
      New York, NY 10166
      ------------------------------ --------------- ----------- -------------  ----------- ---------------------

      * The amount shown is less than 1% of the outstanding shares of common stock.

(1) Except as otherwise noted, all persons have sole voting and investment power over the shares listed.
(2) Includes shares of common stock issuable upon the exercise of stock options and warrants exercisable within 60 days of the May 31, 1998; and shares issuable upon the conversion of Coyote Technologies, LLC Class A or B Units.
(3) Only includes stock options or warrants exercisable within 60 days of May 31, 1998.
(4) Mr. Fiedler and Mr. Latham own 350 and 250 Class B Units of Coyote Technologies, LLC ("Technologies"), respectively. Mr. Lily owns 100 Class A Units of Technologies. Mr. Fiedler's and Mr. Latham's Class B Units are convertible into 175,000 and 125,000 shares, respectively, of the Company common stock. Mr. Lilly's Class A Units are convertible into 50,000 shares of the Company common stock.


(5) Mr. Lily also owns 30,000 shares (less than 1%) of the common stock of Entree Corporation ("Entree"), an 81.25%-owned subsidiary of the Company. All directors and executive officers as a group beneficially own 30,000 shares (less than 1%) of Entree common stock.
(6) Based on his Schedule 13D filed July 28, 1997, Mr. Haydon has sole voting and dispositive power over 1,263,000 shares.
(7) Based upon Schedule 13D filed August 19, 1997, and information supplied by this investor, Ardent Research Partners has sole voting and dispositive power over 540,000 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Mr. Lieberman, a former director of the Company, was paid an aggregate of $4,000 during fiscal 1997 for consulting services.

     Mr. Fiedler, the Company's Chairman and Chief Executive Officer, loaned the Company $250,000 in June 1997. The principal amount of the loan was converted to common stock in conjunction with Mr. Fiedler's purchase of Company common stock pursuant to the Regulation D private placement in July 1997. Mr. Latham, the Company's President and Chief Operating officer, loaned the Company $98,000 subsequent to March 31, 1997. This loan was repaid in July 1997. Mr. Portner, a Director, purchased Company common stock pursuant to the Regulation D private placement.

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

     The Promissory Notes provide for full repayment prior to November 1, 1999 in the event of the following: (a) upon any transfer of Messrs. Fiedler's or Latham's Class B Units in CTL (other than to a Permitted Transferee, as defined in the Agreement Regarding Award of Class B Units [the "Award Agreement"]), or by any such Permitted Transferee (including without limitation certain transfers contemplated by the Award Agreement) or (b) upon any exchange or conversion of Class B Units for or into securities registered under the Securities Exchange Act of 1934, as amended, in accordance with the Award Agreement. In connection with the employment agreements with Messrs. Fiedler and Latham entered into on September 4, 1997, the Company's Board of Directors agreed to forgive the notes. Under the employment agreements, equal one third portions of the notes was forgiven at September 4, 1997 and, if their respective employments are renewed, at each of the next two anniversaries of the date of the employment agreements, provided that each individual remains as an employee of the Company at each such forgiveness date.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
                                                                      Form 10-K
(a)  Financial Statements and Financial Statement Schedules          Page Number

     (1) The following consolidated financial statements of Coyote Network Systems, Inc.(formerly The Diana
          Corporation)and its subsidiaries are included in Item 8:

          Report of Arthur Andersen LLP, Independent Public Accountants      27

          Report of Price Waterhouse LLP, Independent Accountants            28

          Consolidated Balance Sheets - March 31, 1998                       29
          and March 31, 1997

          Consolidated Statements of Operations - Fiscal                     30
          Years Ended March 31, 1998, March 31, 1997 and
          March 30, 1996

          Consolidated Statements of Changes in Shareholders'                31
          Equity - Fiscal Years Ended March 31, 1998,
          March 31, 1997 and March 30, 1996

          Consolidated Statements of Cash Flows -                            32
          Fiscal Years Ended March 31, 1998,
          March 31, 1997 and March 30, 1996

          Notes to Consolidated Financial Statements                         33

     (2) The following consolidated financial statement schedule of Coyote Network Systems, Inc is included in Item 14(d):

          Schedule I - Condensed Financial Information of Registrant         68

          All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or the notes thereto.

(b) Reports on Form 8-K:

          A Form 8-K was filed by the Company on January 5, 1998 which covered:

          Item 7, "Financial Statements and Exhibits" and Item 9 "Sales of Equity Securities Pursuant to Regulations S". On December 22, 1998, the Company sold $5,000,000 in 8% Convertible Notes due December 22, 2000.

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

4.4 Certain other long-term debt as described in Note 5 of Notes to Consolidated Financial Statements which do not exceed 10% of the Registrant's total assets on a consolidated basis. The Registrant agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt.

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

Exhibit
Number  Description

4.12   Second  Amendment  to Loan and Security  Agreement by and between  Valley
       Communications,   Inc.  and  Sanwa  Business  Credit   Corporation  dated
       September 16, 1997.

4.13 Stock and Warrant Purchase Agreement dated June 6, 1997 by and between Coyote Network Systems, Inc. and James J. Fiedler.

4.14 Warrant issued to James J. Fiedler dated June 6, 1997 to purchase shares of common stock of Coyote Network Systems, Inc..

4.15 Registration Rights Agreement dated June 6, 1997 by and among The Diana Corporation and James J. Fiedler.

10.1 Consulting Agreement dated December 23, 1991 and ending December 23, 1996 between C&L Acquisition Corporation and Jack E. Donnelly (incorporated herein by reference to Exhibit 10.11 of Registrant's Form 10-K for the year ended April 3, 1993).

10.2 Amendment to Consulting Agreement between C&L Acquisition Corporation and Jack E. Donnelly dated March 7, 1995 (incorporated herein by reference to
       Exhibit 10.7 of Registrant's Form 10-K for the year ended April 1, 1995).

10.3 1986 Nonqualified Stock Option Plan of as amended (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 10-K for the year ended April 3, 1993).

10.4 1993 Nonqualified Stock Option Plan of Entree Corporation (incorporated herein by reference to Exhibit 10.12 of Registrant's Form 10-K for the year ended April 2, 1994).

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

10.7 Exchange Agreement dated January 16, 1996 by and among The Diana Corporation and CTL Technologies, Inc. (incorporated herein by reference to Exhibit 10.2 of Registrant's Registration Statement on Form S-3 Reg. No. 333-1055).

10.8 1996 Sattel Communications LLC Employees Nonqualified Stock Option Plan (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 10-K for the year ended March 30, 1996).

10.9 Memorandum of Understanding between Coyote Network Systems, Inc., Sattel Communications Corp. and Sattel Technologies, Inc. dated May 3, 1996 (incorporated herein by reference to Exhibit 10.15 of Registrant's Form 10-K for the year ended March 30, 1996).

Exhibit
Number     Description

10.10 Second Supplemental Agreement Relating to Joint Venture and Exchange Agreement Reformation between Coyote Network Systems, Inc., Sattel Technologies, Inc. and D.O.N. Communications Corp. dated May 3, 1996 (incorporated herein by reference to Exhibit 10.16 of Registrant's Form 10-K for the year ended March 30, 1996).

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

10.17 Amended and Restated Agreement Regarding Award of Class B Units dated November 11, 1996 by and between James J. Fiedler and CTL Communications LLC (incorporated herein by reference to Exhibit 10.3 of Registrant's Form 8-K filed March 3, 1997).

10.18 Amended and Restated Agreement Regarding Award of Class B Units dated November 11, 1996 by and between Daniel W. Latham and Sattel Communications LLC (incorporated herein by reference to Exhibit 10.4 of Registrant's Form 8-K filed March 3, 1997).

10.19 Amendment to Stock Option Agreements dated November 20, 1996 by and between Coyote Network Systems, Inc. and Richard Y. Fisher (incorporated herein by reference to Exhibit 10.5 of Registrant's Form 8-K filed March 3, 1997).

10.20 Separation Agreement dated November 20, 1996 by and between The Diana Corporation and Richard Y. Fisher (incorporated herein by reference to Exhibit 10.6 of Registrant's Form 8-K filed March 3, 1997).

10.21 Amendment to Stock Option Agreements dated November 20, 1996 by and between Coyote Network Systems, Inc. and Sydney B. Lilly (incorporated herein by reference to Exhibit 10.7 of Registrant's Form 8-K filed March 3, 1997).

Exhibit
Number      Description

10.22 Separation Agreement dated November 20, 1996 by and between The Diana Corporation and Sydney B. Lilly (incorporated herein by reference to Exhibit 10.8 of Registrant's Form 8-K filed March 3, 1997).

10.23 Amendment to Stock Option Agreements dated November 20, 1996 by and between Coyote Network Systems, Inc. and Donald E. Runge (incorporated herein by reference to Exhibit 10.9 of Registrant's Form 8-K filed March 3, 1997).

10.24 Separation Agreement dated November 20, 1996 by and between The Diana Corporation and Donald E. Runge (incorporated herein by reference to Exhibit 10.10 of Registrant's Form 8-K filed March 3, 1997).

10.25 Employment Agreement dated November 27, 1996 by and between The Diana Corporation and R. Scott Miswald (incorporated herein by reference to Exhibit 10.11 of Registrant's Form 8-K filed March 3, 1997).

10.26 Form of Indemnification Agreement dated November 26, 1996 or November 27, 1996 between Coyote Network Systems, Inc. and (i) Bruce C. Borchardt,
       (ii) Jack E. Donnelly,  (iii) James J. Fiedler, (iv) Jay M. Lieberman and
       (v) R. Scott Miswald (incorporated herein by reference to Exhibit 10.12 of Registrant's Form 8-K filed March 3, 1997).

10.27 Loan Agreement and Promissory Note dated November 11, 1996 by and between Coyote Network Systems, Inc. and James J. Fiedler (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 8-K filed March 3, 1997).

10.28 Loan Agreement and Promissory Note dated November 11, 1996 by and between Coyote Network Systems, Inc. and Daniel W. Latham (incorporated herein by reference to Exhibit 10.14 of Registrant's Form 8-K filed March 3, 1997).

10.29 Employment Agreement dated September 4, 1997 by and between Coyote Network Systems, Inc. and James J. Fiedler.(incorporated herein by reference to Exhibit 10.29 to Registrant's Form 10-K filed September 23,
       1997).

10.30 Employment Agreement dated September 4, 1997 by and between Coyote Network Systems, Inc. and Daniel W. Latham.(incorporated herein by reference to Exhibit 10.29 to Registrant's Form 10-K filed September 23,
       1997).

10.31 Agreement dated November 17, 1995 between Valley Communications, Inc. and Communications Workers of America Local 9412 (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q for the period ended July 20, 1996).

10.32  Limited Liability Company Agreement of SatLogic LLC dated as of September
       12,  1996   (incorporated   herein  by   reference  to  Exhibit  10.3  of
       Registrant's Form 10-Q/A for the period ended July 20, 1996).

10.33 Stockholder Protection Rights Agreement dated as of September 10, 1996 between Coyote Network Systems, Inc. and ChaseMellon Shareholder Services, L.L.C. as Rights Agent (incorporated herein by reference to Exhibit 1 of Registrant's Form 8-A filed September 11, 1996).

10.34  1998 Non-Employee Director Stock Option Plan dated February 19, 1998.

Exhibit
Number   Description

10.35 Merger Agreement dated November 19, 1997, by and among Coyote Network Systems, Inc.; Soncainol, Inc.; and Michael N. Sonaco, James G. Olson and William H. Cain (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 8-K filed December 5, 1997).

10.36  Stock Purchase  Agreement dated March 31, 1998, between C&L Acquisitions,
       Inc.  and  Technology  Services   Corporation   (incorporated  herein  by
       reference to Exhibit 99.1 of Registrant's Form 8-K filed June 19, 1998).

21     Subsidiaries of Registrant

23     Consent of Independent Accountants

27     Financial Data Schedule

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
           Schedule I - Condensed Financial Information of Registrant
                             Condensed Balance Sheet
                                 (In Thousands)

                                                                      March 31,
                                                                        1997
                                                                     ----------
                               Assets
Current assets:
     Cash and cash equivalents.                                      $     28
     Marketable securities                                             ---
     Other current assets                                                 106
                                                                     --------

                  Total current assets                                    134

Land and equipment (net)                                                   83
Investments in and advances to unconsolidated subsidiaries             19,904

                                                                     $ 20,121

                    Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                $    283
     Accrued liabilities                                                  513
     Current portion of long-term debt                                    141
                                                                      -------

                  Total current liabilities                               937

Long-term debt                                                          1,817
Other liabilities                                                         533

Shareholders' equity:
     Common stock.                                                      6,007
     Additional paid-in capital.                                       80,124
     Accumulated deficit                                              (63,540)
     Treasury stock                                                    (5,757)
                                                                      -------

                  Total shareholders' equity                           16,834
                                                                      -------
                                                                     $ 20,121
                                                                     ========

                See notes to condensed financial information and
                  notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
     Schedule I - Condensed Financial Information of Registrant (Continued)
                            Statements of Operations
                    (In Thousands, Except Per Share Amounts)


                                                          Fiscal Year Ended
                                                       -------------------------
                                                       March 31,      March 30,
                                                         1997           1996
                                                       ----------    ----------
Administrative expenses                                $  (3,410)    $ (1,809)

Interest expense                                             (52)        (106)

Non-operating income (expense)                              (326)         474

Income tax credit                                            836        ---

Equity in loss of unconsolidated subsidiaries             (9,383)      (1,305)
                                                       ----------    ---------

Loss from continuing operations                          (12,335)      (2,746)

Earnings (loss) from discontinued operations              (8,175)        (619)
                                                       ----------    ---------

Loss before extraordinary items                          (20,510)      (3,365)

Extraordinary items                                         (508)       ---
                                                       ----------    ---------

Net loss                                               $ (21,018)    $ (3,365)
                                                       ==========    =========

Loss per common share (basic & diluted):
     Continuing operations                             $   (2.34)    $  (.62)
     Discontinued operations                               (1.55)       (.14)
     Extraordinary items                                    (.10)       ---
                                                       ----------    --------

     Net loss per common share                         $   (3.99)    $  (.76)
                                                       ==========    ========

Weighted average number of common shares outstanding       5,271        4,401
                                                       =========     ========

                See notes to condensed financial information and
                  notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
     Schedule I - Condensed Financial Information of Registrant (Continued)
                            Statements of Cash Flows
                                 (In Thousands)


                                                                         Fiscal Year Ended
                                                                     ------------------------
                                                                     March 31,      March 30,
                                                                       1997           1996
                                                                     ---------      ---------
Operating activities:
     Loss before extraordinary items                                 $(20,510)      $(3,365)
     Adjustments to reconcile loss to
       net cash used by operating activities:
     Equity in (earnings) loss of unconsolidated subsidiaries          17,558         1,924
     Other                                                               (595)         (427)
     Changes in current assets and liabilities                          1,231           115
                                                                     --------       -------

Net cash used by operating activities                                  (2,316)       (1,753)

Investing activities:
     Purchases of marketable securities                                  ---           (475)
     Proceeds from sales of marketable securities                       1,353         5,380
     Changes in investments in and advances to
       unconsolidated subsidiaries                                    (15,945)       (3,229)
     Other                                                                100           (25)
                                                                     --------       --------

Net cash provided (used) by investing activities                      (14,492)        1,651

Financing activities:
     Repayments of long-term debt                                        (141)         (141)
     Common stock and convertible debt funding                         13,918         3,485
     Extraordinary items                                                 (508)        ---
                                                                     ---------      -------
Net cash provided by financing activities                              13,269         3,344
                                                                     --------       -------
Increase (decrease) in cash                                            (3,539)        3,242
Increase in cash resulting from merger with subsidiary                   ---            325
Cash at the beginning of the year                                       3,567         ---
                                                                     --------       -------

Cash at the end of the year                                          $     28       $ 3,567
                                                                     ========       =======

Non-cash transactions:
     Purchase of minority interest with common stock                    1,818         4,944
     Reduction of net liabilities of unconsolidated subsidiary           ---            219

                See notes to condensed financial information and
                  notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
     Schedule I - Condensed Financial Information of Registrant (Continued)
                    Notes to Condensed Financial Information


NOTE 1   BASIS OF PRESENTATION

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

NOTE 2   LONG-TERM OBLIGATIONS

       Annual amounts due on long-term obligations (debentures issued in January
1992) for the five years subsequent to March 31, 1997 are (in thousands):

           1998.............................     $     141
           1999.............................           141
           2000.............................           141
           2001.............................           141
           2002.............................         1,394
                                                 ---------
                                                 $   1,958
                                                 =========

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 1998.

                                COYOTE NETWORK SYSTEMS, INC.



                                By       /s/ James J. Fiedler
                                         -------------------------------------
                                         James J. Fiedler, Chairman of
                                         the Board and Chief Executive Officer

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of and the in the capacities and on the dates indicated.

    Signature                         Title                           Date

/s/ James J. Fiedler         Chairman of the Board and            July 14, 1998
-------------------------    Chief Executive Officer
James J. Fiedler             (Principal Executive Officer)


/s/ Edward A. Beeman         Executive Vice President,            July 14, 1998
-------------------------    Chief Financial Officer
Edward A. Beeman             and Secretary
                             (Principal Financial and Accounting Officer)


/s/ Jack E. Donnelly         Director                             July 14, 1998
-------------------------
Jack E. Donnelly

/s/ Daniel W. Latham         Director, President and              July 14, 1998
-------------------------    Chief Operating Officer
Daniel W. Latham

/s/ Sydney B. Lilly          Director                             July 14, 1998
-------------------------
Sydney B. Lilly

/s/ Stephen W. Portner       Director                             July 14, 1998
-------------------------
Stephen W. Portner