Form 10-Q
period 1998-06-30
COYOTE NETWORK SYSTEMS INC
filed 1998-08-14
CIK 57201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

                                    FORM 10-Q

|X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1998

                                       OR

|_|  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
     SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________


                     ------------------------------------

                          Commission file number 1-5486

                          COYOTE NETWORK SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                       36-2448698
 -------------------------------            -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)


               4360 Park Terrace Drive, Westlake Village, CA 91361
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 735-7600
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

At August 4, 1998, the Registrant had issued and outstanding an aggregate of 9,583,628 shares of its common stock.

================================================================================

                          COYOTE NETWORK SYSTEMS, INC.
                                AND SUBSIDIARIES


                                                                           Page
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements
                     Balance Sheets........................................   2
                     Statement of Operations...............................   3
                     Statement of Cash Flows...............................   4
                     Notes to Financial Statements.........................   5
          Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................   8


PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings.....................................  10
          Item 2.    Changes in Securities and Use of Proceeds.............  10
          Item 5.    Other Information.....................................  10
          Item 6.    Exhibits and Reports on Form 8-K......................  10
          Signature  ......................................................  12

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                       June 30,   March 31,
                                                                         1998       1998
                                                                     -----------  ---------
                                    Assets                           (Unaudited)
Current assets:
     Cash and cash equivalents                                         $  5,014    $  3,746
     Marketable securities                                                 ---           16
     Receivables                                                          2,817         715
     Inventories                                                          1,726       2,122
     Notes receivable - current                                           2,416       4,596
     Other current assets                                                 1,906       1,409
                                                                       --------    --------
         Total current assets                                            13,879      12,604

Property and equipment, net                                               2,944       2,391
Intangible assets, net                                                    3,615       3,542
Net assets of discontinued operations                                     1,005         909
Notes receivable - non-current                                              830       1,170
Other assets                                                              1,354       1,359
                                                                       --------    --------
                                                                       $ 23,627    $ 21,975
                                                                       ========    ========
                         Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                  $  3,899    $  1,920
     Deferred revenue and customer deposits                               2,210       1,900
     Accrued loss reserve                                                 1,960       2,200
     Accrued professional fees and litigation costs                         343         805
     Other accrued liabilities                                            1,730       1,130
     Notes payable                                                          590        ---
     Current portion of long-term debt                                      141         141
                                                                       --------    --------
         Total current liabilities                                     $ 10,873    $  8,096

Long-term debt                                                            1,605       5,349
Other liabilities                                                           461         470
Commitments and contingencies (Note 4)

Shareholders' equity:
     Preferred stock - $.01 par value.
     Authorized 5,000,000 shares; none issued                             ---         ---
     Common stock - $1 par value.  Authorized 30,000,000 shares,
         issued 10,292,320 and 9,151,920 shares                          10,292       9,152
     Additional paid-in capital                                          04,927     102,360
     Accumulated deficit                                                 98,774)    (97,695)
     Treasury stock at cost                                              (5,757)     (5,757)
                                                                       ---------   ---------
         Total shareholders' equity                                      10,688       8,060
                                                                       --------    --------
                                                                       $ 23,627    $ 21,975
                                                                       ========    ========

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                        3 MONTHS ENDED
                                                     ---------------------
                                                     June 30,    June 30,
                                                       1998         1997
                                                     --------    ---------
Net sales                                            $ 7,193      $   944
Cost of goods sold                                     3,220          405
                                                     -------      -------
    Gross profit                                       3,973          539
                                                     -------      -------

Selling and administrative expenses                    2,940        3,536
Engineering, research and development                  1,937          694
                                                     -------      -------

    Total operating expenses                           4,877        4,230
                                                     -------      -------

Operating loss                                          (904)      (3,691)

Interest expense                                         (15)       ---
Non-operating expense                                   (159)       ---
                                                     -------      -------
Loss from continuing operations                       (1,078)      (3,691)

Loss from discontinued operations                      ---          ---
                                                     -------      -------

    Net loss                                         $(1,078)     $(3,691)
                                                     ========     ========

Loss per common share (basic & diluted):
    Continuing operations                            $ (.12)      $ (.70)
    Discontinued operations                             ---          ---
                                                     -------      -------
    Net loss per common share (basic & diluted)      $ (.12)      $ (.70)
                                                     =======      =======

Weighted average number of common
  shares outstanding (basic & diluted)                 9,016        5,298
                                                     =======      =======


            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                               3 MONTHS ENDED
                                                           ----------------------
                                                            June 30,    June 30,
                                                              1998        1997
                                                            --------    --------
Operating activities:
     Net loss                                               $(1,078)    $(3,691)
Adjustments to reconcile loss to net cash
  provided (used) by operating activities:
     Depreciation and amortization                              276         184
     Loss (gain) on sales of  marketable securities            ---          280
     Net change in discontinued operations                     ---          879
     Changes in current assets and liabilities                1,703       2,033
                                                            -------     -------

Net cash provided (used) by operating activities                901        (315)
                                                            -------     -------

Investing activities:
     Purchases of property and equipment                       (722)      ---
     Proceeds from sales of marketable securities                30       ---
     Change in notes receivable                                 340       ---
     Net change in discontinued operations                      (96)       (315)
     Other items                                                  5          17
                                                            -------     -------

Net cash provided (used) by investing activities               (443)       (298)
                                                            --------    -------

Financing activities:
     Repayments of long-term debt                               (71)        (71)
     Common stock issued                                        300       ---
     Change in note payable                                    590          250
     Net change in discontinued operations                     ---          475
     Other items                                                 (9)      ---
                                                            --------    -------

Net cash provided by financing activities                       810         654
                                                            -------     -------

Increase (decrease) in cash and cash equivalents              1,268          41

Cash and cash equivalents:
     At beginning of the period                               3,746          81
                                                            -------     -------

     At end of the period                                   $ 5,014     $   122
                                                            =======     =======

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

         The computation of loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period.


NOTE 2   DISCONTINUED OPERATIONS

         On November 20, 1996, the Board of Directors of Coyote Network Systems, Inc. (the "Company") approved a restructuring plan (the "Restructuring") to separate its telecom switching equipment business (the "CTL Business") performed through its operating subsidiary Coyote Technologies, LLC ("CTL") from the following businesses:

                       Segment                          Company
                       -------                          -------
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

         As of August 4, 1998, the Company had collected all cash related to the sale of discontinued operations except $610,000 due under a note and the only asset of discontinued operations was real estate with a net asset book value of $983,000. The real estate is listed for sale.


NOTE 3   ACQUISITIONS

         On April 16, 1998, the Company established Coyote Gateway, LLC, a Colorado limited liability company ("CGL"). The Company owns 80% of CGL and American Gateway Telecommunications, Inc., a Texas corporation ("AGT") owns 20%. The Company founded CGL with a capital contribution of $240,000 and has agreed to make certain additional working capital contributions through April 15, 1999. Total working capital contributed to CGL through June 30, 1998, was $795,000. In consideration of its 20% ownership interest, AGT contributed assets to CGL, consisting of customer contracts for the transmission of up to 31 million minutes of international traffic monthly to 11 countries when fully deployed, and vendor and carrier contracts to service those minutes. CGL has employed AGT's operating and management personnel, and they are participating in stock option and bonus plans tied to the success of the venture.

         In April 1998, the Company announced that it intends to acquire privately held INET Interactive Network Systems, Inc. ("INET"), a provider of international long distance services. The acquisition is expected to be completed in the second quarter of fiscal 1999.


NOTE 4   COMMITMENTS AND CONTINGENCIES

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

         On July 9, 1998, the respective counsel for the Plaintiffs and for the Company executed a letter agreeing in principle, subject to various conditions and contingencies, to settle the claims against the Company and its subsidiaries in The Diana Securities Litigation. If consummated, the settlement will require the Company to issue warrants to acquire 2,500,000 shares of the Company's common stock. The warrants will be exercisable for three years from the date of issuance and will have an exercise price of $9 per share in the first year, $10 per share in the second year and $11 per share in the third year, subject to adjustment in certain events. If the Company lists its common stock on Nasdaq, it will also use its best efforts to arrange for a listing of the warrants on Nasdaq. Among the conditions to the settlement are that the Plaintiffs also reach a settlement with the individual defendants in the litigation and their

D&O insurance carriers and that, ultimately, the settlement receives court approval. The Company regards this agreement in principle as a step toward the resolution of this litigation, but cautions that, in view of the conditions and contingencies associated with this preliminary agreement, the Company is unable to predict with certainty the nature or timing of an actual settlement. The Company recorded the fair market value of the warrants of $8,000,000 in the financial statements for fiscal 1998.

         The Company is also involved with other proceedings or threatened actions incident to the operation of its businesses. It is management's opinion that none of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.


NOTE 5   SHAREHOLDERS' EQUITY

Common Stock and Convertible Notes

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

         In May 1998, the Company received $300,000 upon the issuance of 71,650 shares of the Company common stock which was issued pursuant to the exemption provisions of Regulation S of the Securities Act of 1933.

Common Stock Options

         Since March 31, 1998, the Company's Board of Directors has granted to certain executives, employees and non-employee directors options to purchase a total of 1,004,000 shares of the company common stock.


NOTE 6   RELATED PARTY TRANSACTIONS

         In January 1998, the Board of Directors of the Company approved an interest-free loan to Daniel W. Latham for a maximum amount of $500,000 to be used solely for the purpose of providing partial down payment monies on his purchase of a residence in California. The funding is to be secured by the residential property and is for a five-year term unless specifically extended by the Board of Directors. Earlier repayment of the loan will be demanded in the event of either (1) sale or refinancing of the property; (2) termination of Mr. Latham's employment either voluntarily or for cause; or (3) sale by Mr. Latham of all, or substantially all, of his stock in Coyote Network Systems, Inc. As of March 31, 1998, $150,000 was funded under this agreement and a further amount of $271,000 was funded in April 1998, for a total funding of $421,000 as of June 30, 1998.

         In July 1998, the Company authorized an interest-free loan to Edward A. Beeman in the amount of $75,000 to be used solely for the purpose of providing partial down payment monies on his purchase of a residence in California. The funding is for a five year term unless specifically extended by the Company. Earlier repayment of the loan will be demanded in the event of termination of Mr. Beeman's employment either voluntarily or for cause. This loan was funded in July 1998.

NOTE 7   LINE OF CREDIT

         In May 1998, CGL established a line of credit of $3,500,000 secured by CGL trade receivables and by 708,692 treasury shares of the Company's common stock. As of June 30, 1998, $590,000 had been drawn against this line of credit.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         For the first quarter of fiscal 1999 ended June 30, 1998, the Company's revenues were $7,193,000, primarily from the sale of DSS Switches and associated OEM equipment, compared to revenues of $944,000 in the corresponding quarter of fiscal 1998. The increase is attributable to shipments under a major contract which accounted for 90% of the revenue for the quarter.

          The increased revenue generated an increase of $3,434,000 in gross profit compared to the corresponding quarter of the prior fiscal year.

         Selling and general administration expenses for the quarter were almost $600,000 lower than the corresponding quarter of the prior fiscal year, primarily due to a reduction in professional and legal fees.

         Engineering, research and development expenses for the quarter of $1,937,000 were $1,243,000 above the corresponding period expense for the prior year as the Company continued to enhance product offerings. Specifically, the Company is accelerating development of its client/server architecture as well as the Company's roll out of voice over Internet Protocol (IP) and IP/ATM as an enhancement to the current product line.

         Non-operating expense for the quarter was $159,000, primarily due to investment banking consulting expenses.

         The net loss for the quarter was $1,078,000 compared to a net loss of $3,691,000 in the corresponding quarter of the prior year. This reduction in the net loss was primarily due to the increase in gross profit generated by the higher level of revenues.


Liquidity and Capital Resources

         The Company generated an increase in cash of $1,268,000 during the quarter ended June 30, 1998, and closed the quarter with a cash and cash equivalents balance of $5,014,000.

         Prompt collection of trade receivables from customers and collection of cash due on short-term notes contributed to the cash increase.

         As previously disclosed in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, the Company's operations will need to be funded during fiscal 1999 either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in common stock holdings as a percentage of the total outstanding shares.

Forward Looking Statements

         All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual Report to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and in general the other risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION
ITEM 1.  LEGAL PROCEEDINGS

         Please see Note 4 to the Condensed Consolidated Financial Statements herein and Note 6 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998, for information on various legal proceedings. There are no material developments to report at this time.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

c) Issuances of equity securities not registered under Securities Act of 1933 are described in Note 5 of the Condensed Consolidated Financial Statements.


ITEM 5.  OTHER INFORMATION

         Mr. Sydney B. Lilly would have been the only director standing for re-election in 1998 since the terms of the other directors expire in 1999 and 2000. Mr. Lilly has advised the Company that he wishes to retire from the Board of Directors. Therefore, the Company has determined that, as there are no items to propose for consideration by shareholders, a general meeting of shareholders will not be held in respect to the fiscal year ended March 31, 1998. The Company does intend to call a general meeting in respect of the fiscal year ending March 31, 1999.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)        Exhibits:

          3.01      Restated   Certificate  of   Incorporation  of  the  Company
                    incorporated herein by reference to Exhibit 3.1 of the Company's Form 10-K for the year ended April 3, 1993

          3.02      By-Laws of the Company  incorporated  herein by reference to
                    Exhibit 3.2 of the Company's Form 10-K for the year ended March 31, 1997.

          4.01      Restated  Certificate of  Incorporation  of the Company (See
                    Note 3.01 above).

          4.02      By-Laws of the Company (See Note 3.02 above).

          10.01 Employment Agreement effectively dated April 1, 1998, by and between Coyote Network Systems, Inc. and James J. Fiedler.

          10.02 Employment Agreement effectively dated April 1, 1998, by and between Coyote Network Systems, Inc. and Daniel W. Latham.

          27        Financial Data Schedule

b)        A Form 8-K was filed by the Company on June 19, 1998, which covered:

          Item      2. Acquisition or Disposition of Assets.

                    On June 4, 1998, the Company completed the sale of its 80% interest in Valley Communications, Inc. pursuant to a stock purchase agreement dated March 31, 1998.

          Item      5. Other Events.

                    1. Formation of Coyote Gateway, LLC ("CGL"). On April 16, 1998, the Company established CGL. The Company owns 80% and American Gateway Telecommunication, Inc. owns 20% of CGL.
                    2.     On June 1,  1998,  the  Company  appointed  Edward A.
                           Beeman as Executive Vice President and Chief Financial Officer.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              COYOTE NETWORK SYSTEMS, INC.



                              By:   /s/ James J. Fiedler
                                    -------------------------------------------
                                    James J. Fiedler
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




                              By:   /s/ Edward A. Beeman
                                    -------------------------------------------
                                    Edward A. Beeman
                                    Executive Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)




DATE:  August 14, 1998