Form 10-Q
period 1998-09-30
COYOTE NETWORK SYSTEMS INC
filed 1998-11-16
CIK 57201

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

     For the quarterly period ended September 30, 1998

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

At November 13, 1998, the Registrant had issued and outstanding an aggregate of 10,506,148 shares of its common stock.

================================================================================

                          COYOTE NETWORK SYSTEMS, INC.
                                AND SUBSIDIARIES


                                                                           Page
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements
                     Balance Sheets........................................   2
                     Statement of Operations...............................   3
                     Statement of Cash Flows...............................   4
                     Notes to Financial Statements.........................   5
          Item 2.    Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.................  10


PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings.....................................  12
          Item 2.    Changes in Securities and Use of Proceeds.............  12
          Item 6.    Exhibits and Reports on Form 8-K......................  12
          Signatures ......................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars In Thousands)

                                                                           September 30,         March 31,
                                                                                 1998              1998
                                                                           -------------        ----------
                                        Assets                               (Unaudited)

Current assets:
     Cash and cash equivalents                                              $   16,224          $    3,746
     Marketable securities                                                        ---                   16
     Receivables                                                                 3,216                 715
     Inventories                                                                 2,515               2,122
     Notes receivable - current                                                  2,456               4,596
     Other current assets                                                        5,888               1,409
                                                                            ----------          ----------
         Total current assets                                                   30,299              12,604

Property and equipment, net                                                      5,325               2,391
Capitalized  software development                                                  763                ---
Intangible assets, net                                                           7,741               3,542
Net assets of discontinued operations                                              172                 909
Notes receivable - non-current                                                     550               1,170
Other assets                                                                     2,654               1,359
                                                                            ----------          ----------
                                                                            $   47,504          $   21,975
                                                                            ==========          ==========
                         Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                       $   12,416          $    1,920
     Deferred revenue and customer deposits                                      1,871               1,900
     Accrued loss reserve                                                        3,141               2,200
     Accrued professional fees and litigation costs                                361                 805
     Other accrued liabilities                                                   4,586               1,130
     Notes payable                                                               5,098                ---
     Current portion of long-term debt                                             141                 141
                                                                            ----------          ----------
         Total current liabilities                                              27,614               8,096

Long-term debt                                                                   1,605               5,349
Other liabilities                                                                  453                 470
Commitments and contingencies (Note 4)                                             ---                ---

Shareholders' equity:
     Preferred stock - $.01 par value.
     Authorized 5,000,000 shares; 700 issued                                      ---                 ---
     Common stock - $1 par value.  Authorized 30,000,000 shares,
         issued 10,492,620 and 9,151,920 shares                                 10,493               9,152
     Additional paid-in capital                                                113,248             102,360
     Accumulated deficit                                                      (100,152)            (97,695)
     Treasury stock at cost                                                     (5,757)             (5,757)
                                                                            -----------         -----------

         Total shareholders' equity                                             17,832               8,060
                                                                            ----------          ----------

                                                                            $   47,504          $   21,975
                                                                            ==========          ==========

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                     3 Months Ended                6 Months Ended
                                                                -------------------------     --------------------------
                                                                Sept. 30,      Sept. 30,      Sept. 30,       Sept. 30,
                                                                   1998           1997          1998            1997
Net sales                                                       $   15,164      $     106    $   22,357       $   1,050
Cost of goods sold                                                   9,309             37        12,529             442
                                                                ----------      ---------    ----------       ---------
         Gross profit                                                5,855             69         9,828             608

Selling and administrative expenses                                  3,155          2,590         6,095           6,126
Engineering, research and development                                2,431            603         4,368           1,297
                                                                ----------      ---------    ----------       ---------

         Total operating expenses                                    5,586          3,193        10,463           7,423
                                                                ----------      ---------    ----------       ---------

Operating income (loss)                                                269         (3,124)         (635)         (6,815)

Interest expense                                                       (27)          (123)         (42)            (123)
Non-operating income                                                  ---               4          ---                4
Non-operating expense                                                 (721)        (5,522)         (880)         (5,522)
                                                                -----------      ---------   -----------      ----------
Loss from continuing operations                                       (479)        (8,765)       (1,557)        (12,456)

Loss from discontinued operations                                     (900)          ---           (900)          ---
                                                                -----------     ---------    -----------      -------
         Net loss                                               $   (1,379)     $  (8,765)   $   (2,457)      $ (12,456)
                                                                ===========     ==========   ===========      ==========

Loss per common share (basic & diluted):
         Continuing operations                                  $     (.05)     $   (1.27)   $     (.17)      $   (2.04)
         Discontinued operations                                      (.09)         ---            (.10)          ---
                                                                -----------     ---------    -----------      -------
         Net loss per common share (basic & diluted)            $     (.14)     $   (1.27)   $     (.27)      $   (2.04)
                                                                ===========     ==========   ===========      ==========

Weighted average number of common shares outstanding                 9,586          6,897         9,125           6,102
(basic &  diluted)                                               ==========      =========    ==========       =========

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                       6 MONTHS ENDED
                                                                             ----------------------------------

                                                                             Sept. 30, 1998      Sept. 30, 1997
Operating activities:
     Net loss                                                                $   (2,457)         $  (12,456)
Adjustments to reconcile loss to net cash
  provided (used) by operating activities:
     Depreciation and amortization                                                  578                 355
     Gain on sale of land                                                           (17)               ---
     Provision for loss on discontinued operations                                  900               5,522
     Provision for common stock warrants issued                                     485                 366
     Net change in discontinued operations                                         (163)                777
     Changes in current assets and liabilities                                   10,319               2,756
                                                                             ----------          ----------

Net cash provided (used) by operating activities                             $    9,645          $   (2,680)

Investing activities:
     Capitalized software development                                              (763)               ---
     Purchases of property and equipment                                         (1,575)                (80)
     Proceeds from sales of marketable securities                                    16                 397
     Proceeds from sale of land                                                      67                ---
     Change in notes receivable                                                     270                ---
     Net change in discontinued operations                                         ---                 (411)
     Investment in affiliate                                                       (400)               ---
     Cash investment in INET                                                     (1,333)               ---
                                                                             -----------         ---------

Net cash provided (used) by investing activities                             $   (3,718)         $      (94)

Financing activities:
     Repayments of long-term debt                                            $      (71)         $      (71)
     Common stock issued                                                            306               5,347
     Preference stock issued net of expenses                                      6,345                ---
     Changes in notes payable                                                      ---                  152
     Net change in discontinued operations                                         ---                  592
     Preference stock dividends paid                                                (29)               ---
                                                                             -----------         ---------

Net cash provided by financing activities                                    $    6,551          $    6,020
                                                                             ----------          ----------

Increase (decrease) in cash and cash equivalents                                 12,478               3,246

Cash and cash equivalents:
     At beginning of the period                                                   3,746                  81
                                                                             ----------          ----------
     At end of the period                                                    $   16,224          $    3,327
                                                                             ==========          ==========

Non-cash transactions:
     Issuance of common stock warrants to investment banker
       and placement agent                                                          485                 366
     Note payable to related party                                                 ---                   98
     Change in convertibility of Class A/B Units                                   ---                5,522
     Conversion of note payable to common stock                                    ---                  250
     Conversion of convertible notes and interest into common stock               3,407                 825
     Discount granted for investment in affiliate                                   900                ---
     Issuance of common stock for INET acquisition                                1,686                ---

            See notes to condensed consolidated financial statements

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

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

     As of November 4, 1998, the Company had collected all cash related to the sale of discontinued operations except $530,000 due under a note and the only asset of discontinued operations was real estate related to the land and buildings of the discontinued APC operation. The real estate is listed for sale. Based upon an estimate of the current market value of the real estate, the Company has taken an additional charge of $900,000 in the second quarter ended September 30, 1998, reducing the asset book value to $170,000 net of mortgages applicable to the property.


NOTE 3   ACQUISITIONS

         On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc. ("INET") through the merger of INET into a wholly owned subsidiary of the Company. Headquartered in Los Angeles, California, INET is a provider of international long distance services to more than 17,000 customers, primarily to French and Japanese affinity groups.

         Under the terms of the merger agreement, the Company made total cash payments of $1,000,000 and issued a total of 198,300 shares of the Company's common stock as consideration for the outstanding shares of INET capital stock, the cancellation of certain warrants to purchase shares of INET common stock, the transfer of certain lines of credit and certain contractual releases. The Company also agreed to forgive and extinguish all loans and advances in the amount of $433,000 which had been made to INET prior to the merger. As further consideration, the Company will issue earnout shares of the Company common stock to the former INET shareholders in five installments based upon certain earning targets being achieved during the period from October 1, 1998 to March 31, 2001. The maximum amount payable under the earnout agreement is $2,000,000 payable in Company common stock to be valued at certain average trading prices at the time any earnout is payable.

         In September 1998, the Company acquired a 19.9% equity position in Crescent Communications, Inc. ("Crescent"). Crescent is headquartered in California and was formed to provide primarily wholesale telecommunication services to select international markets. The Company acquired this minority interest for the sum of $1,300,000 represented by a cash payment of $400,000 to Crescent and $900,000 in the form of a discount granted on equipment sold to Crescent in September 1998.


         In October 1998, the Company announced that it intends to acquire a 19% equity position in DTA Communications Network, Inc. ("DTA"), a facilities based provider of wholesale international long distance telephone services. The acquisition is expected to be completed in the third quarter of fiscal 1999.


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

         On July 9, 1998, the respective counsel for the Plaintiffs and for the Company executed a letter agreeing in principle, subject to various conditions and contingencies, to settle the claims against the Company and its subsidiaries in The Diana Securities Litigation. If consummated, the settlement will require the Company to issue warrants to acquire 2,500,000 shares of the Company's common stock. The warrants will be exercisable for three years from the date of issuance and will have an exercise price of $9 per share in the first year, $10 per share in the second year and $11 per share in the third year, subject to adjustment in certain events. On November 5, 1998, the Company's common stock was listed on Nasdaq. The Company will use its best efforts to arrange for a listing of the warrants on Nasdaq. Among the conditions to the settlement are that the Plaintiffs also reach a settlement with the individual defendants in the litigation and their D&O insurance carriers and that, ultimately, the settlement receives court approval. The Company regards this agreement in principle as a step toward the resolution of this litigation, but cautions that, in view of the conditions and contingencies associated with this preliminary agreement, the Company is unable to predict with certainty the nature or timing of an actual settlement. The Company recorded the fair market value of the warrants of $8,000,000 in the financial statements for fiscal 1998.

         After the Company and the Plaintiffs entered into their agreement in principle, Plaintiffs and the individual defendants and their D&O carriers, also entered into an agreement in principle to settle the action. The parties are presently in the process of negotiating a formal settlement agreement that will be presented to the Court for approval.

         Performed Line Products v. Coyote Technologies, LLC, Case No. 3:98 CV 1871-T, in the Federal District Court for the Northern District of Texas. The Company's subsidiary, Coyote Technologies, LLC, is the defendant in this action. PLP alleges that Coyote is infringing upon the "Coyote" trademark that PLP has registered in connection with its cable and enclosure product line. PLP also asserts claims under the Texas Deceptive Trade Practices Act. PLP seeks permanent injunctive relief preventing Coyote Technologies' use of any form of the name "Coyote," and unspecified damages for past alleged infringement. The Company defends on the basis that its DSS 10000 product does not infringe upon the use of the Coyote name for PLP's very dissimilar products. The Company intends to vigorously defend the action.

         Superior Street, LLC v. Coyote Network Systems, Inc., Case No. 98 L 11488, in the Circuit Court for Cook County, Illinois. The Company is the defendant in this case in which Superior Street alleges that Coyote has breached a consulting contract. An Answer to the Complaint has not yet been filed. However, the Company intends to defend this action vigorously.

         The Company is also involved with other proceedings or threatened actions incident to the operation of its businesses. It is management's opinion that none of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.


NOTE 5   SHAREHOLDERS' EQUITY

Convertible Preferred Stock and Warrants
----------------------------------------
         In September 1998, the Company entered into a private placement agreement and issued 700 shares of 5% Series A Convertible Preferred Stock, par value $.01 and a stated value of $10,000 per share. The total cash received by the Company was $6,345,000 after payment of $655,000 for fees and expenses associated with the issue. The preferred stock has no voting rights and is convertible, subject to certain limitations and restrictions, into shares of common stock, after a minimum holding period of 120 days, based upon a per share common stock price that will be the lesser of the initial conversion price as defined in the contract or 87% of the average of the three lowest per share market values during the ten trading day period prior to an applicable conversion date. Details of voting powers, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions of the 5% Series A Convertible Preferred Stock are included in
Exhibit 10.03 attached herewith.

         In conjunction with this agreement, the Company issued warrant rights to the investment participant to purchase 225,000 shares of common stock at a warrant exercise price of $8.43 per share. The term of the warrants is 3 years.

Common Stock Dividend
---------------------
         In October 1998, the Board of Directors approved the declaration of a 5% common stock dividend. Based upon an established record date of October 21, 1998, the Company issued 497,623 shares of common stock on November 4, 1998. Certain contractual anti-dilution provisions will reduce conversion and warrant exercise prices by a minor amount.

Common Stock Options and Warrants
---------------------------------
         Since June 30, 1998, the Company's Board of Directors has granted to certain executives, employees and non-employee directors options to purchase a total of 192,242 shares of Company common stock. During the quarter ended
September 30, 1998, the Company issued warrants with three year terms to purchase a total of 145,000 shares of Company common stock to non-employees. The fair market value of the warrants was determined using the Black Scholes Method and a total amount of $485,000 was charged against earnings during the quarter.


NOTE 6   RELATED PARTY TRANSACTIONS

         In January 1998, the Board of Directors of the Company approved an interest-free loan to Daniel W. Latham for a maximum amount of $500,000 to be used solely for the purpose of providing a partial down payment on his purchase of a residence in California. The funding is to be secured by the residential property and is for a five-year term unless specifically extended by the Board of Directors. Earlier repayment of the loan will be demanded in the event of either (1) sale or refinancing of the property; (2) termination of Mr. Latham's employment either voluntarily or for cause; or (3) sale by Mr. Latham of all, or substantially all, of his stock in Coyote Network Systems, Inc. As of September 30, 1998, $421,000 was funded under this agreement.

         In July 1998, the Company authorized an interest-free loan to Edward A. Beeman in the amount of $75,000 to be used solely for the purpose of providing a partial down payment on his purchase of a residence in California. The funding is for a five year term unless specifically extended by the Company. Earlier repayment of the loan will be demanded in the event of termination of Mr. Beeman's employment either voluntarily or for cause. This loan was funded in July 1998.

         In October 1998, the Company amended the terms of the above loans and in agreement with Messrs. Latham and Beeman established an annual interest rate of 6.5% to be applied to the loans and payable at the completion of the term.

         In September 1998, the Company sold approximately $13,000,000 of equipment to Crescent Communications, Inc. ("Crescent") through a third party leasing arrangement. In addition to the cash proceeds, the Company received an approximately 20 percent ownership interest in Crescent and the Company entered into a maintenance and service agreement with Crescent. The Company has deferred recognition of approximately $2.5 million of this sale related to its equity interest in the buyer and amounts reserved for service contingencies. The entire cash proceeds related to the sale were collected prior to September 30, 1998.

NOTE 7   LINE OF CREDIT

         As of September 30, 1998, Coyote Gateway, LLC ("CGL") has an established a line of credit of $8,100,000 secured by CGL's trade receivables and by 708,692 treasury shares of the Company's common stock. As of September 30, 1998, $5,062,000 had been drawn against this line of credit.


NOTE 8   YEAR 2000 COMPLIANCE

                 The Company believes that its CTL switching product operating systems and its internal computer systems are Year 2000 compliant and does not anticipate that it will incur significant expenditures to ensure that such systems will function properly with respect to dates in the Year 2000 and beyond. The Company has designed and tested the current versions of its DSS Switches, AMT and CMS products, which comprise the principle products sensitive to the Year 2000 issues. There were no problems found with the date rollover issue nor were any problems encountered with the Year 2000 leap year issue. The products continued processing calls without interruption during the test cycles. Testing of all products and components will continue as other adjuncts are integrated and tested. The Company is conducting a review of its significant suppliers and other third parties to ensure that those parties have appropriate plans to remedy Year 2000 issues where their systems interface with the Company's systems or otherwise impact its operations. The Company is continuing to request and receive Year 2000 certification documents from its third party software suppliers. Third party software used in the development and operation of DSS, AMT & CMS products was verified to be Year 2000 compliant during system testing.

         The costs incurred by the Company to date on the Year 2000 issues have not been material to the Company's financial condition or operations. The Company presently does not have a documented Year 2000 contingency plan to cope with a worst case scenario. The Company intends to complete documentation of a contingency plan by December 31, 1998. There can be no assurance that a failure of the CTL switching product operating systems or that the systems of third parties on which the Company's systems and operations rely to be Year 2000 compliant will not have a material adverse affect on the Company's business, financial condition or operating results.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations
---------------------
         For the second quarter of fiscal 1999 ended September 30, 1998, the Company's revenues were $15,164,000, primarily from the sale of DSS Switches and associated OEM equipment, compared to revenues of $106,000 in the corresponding quarter of fiscal 1998. The increase is primarily attributable to shipments made to Crescent through a third party leasing company under a major contract which accounted for 82% of the revenue for the quarter.

         The second quarter revenue generated $5,855,000 of gross profit, an increase of $5,786,000 in gross profit compared to the corresponding quarter of the prior fiscal year. The gross profit margin for the second quarter of fiscal 1999 is lower than prior quarters due to the deferral of a portion of a sale contract as described in Note 6 of the Financial Statements.

         Selling and general administration expenses for the quarter of $3,155,000 were $565,000 higher than the corresponding quarter of the prior fiscal year, primarily due to the increased level of selling and marketing support expenses associated with the significant increase in the sales revenue and marketing activity.

         Engineering, research and development expenses for the quarter of $2,431,000 were $1,828,000 above the corresponding period expense for the prior year as the Company continued to enhance product offerings. The Company is accelerating development of its client/server architecture as well as the Company's roll out of voice over Internet Protocol (IP) and IP/ATM as an enhancement to the current product line.

         Operating income for the quarter was $269,000 compared to a loss of $3,124,000 in the corresponding quarter of fiscal 1998. This improvement is due to the increase in gross profit generated by the higher level of revenues achieved in the quarter.

         Non-operating expense for the quarter was $721,000, primarily due to investment banking consulting expenses. In the corresponding quarter of the prior fiscal year, the Company incurred a one-time non-operating expense charge of $5,522,000 related to the convertibility of certain ownership units into Company common stock.

         The loss from discontinued operations in the quarter of $900,000 is due to a management estimate of the reduction in potential market value of the discontinued APC operation real estate which is currently listed for sale.

         The net loss for the quarter was $1,379,000 compared to a net loss of $8,765,000 in the corresponding quarter of the prior year. This reduction in the net loss was primarily due to the improvement in operating performance and operating income and the reduction in non-operating expense.

Liquidity and Capital Resources
-------------------------------
         The Company generated an increase in cash of $12,478,000 during the first two quarters of fiscal 1999, and closed the second quarter ended September 30, 1998, with a cash and cash equivalents balance of $16,224,000.

         Net cash provided by operating activities in the first two quarters of fiscal 1998 was $9,645,000 compared to a net cash usage of $2,680,000 in the corresponding six months of the prior fiscal year. The increase in operating revenues and operating profit together with prompt collection of customer receivables were the main contributors to the increase in cash provided from operations.

         Net cash used in investing activities during the first two quarters of fiscal 1999 of $3,718,000 consisted primarily of (1) the cash portion of the acquisition of INET ($1.3M), (2) the cash portion of a minority investment in Crescent ($0.4M), (3) the purchase of manufacturing and test equipment ($1.5M), and (4) investment in engineering software development ($0.7M).

         Financing activities provided $6,551,000 during the first two quarters of fiscal 1999 which consisted primarily of the net receipts from the sale of 5% Series A Convertible Preferred Stock of the Company in September 1998.

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

Forward Looking Statements
--------------------------
         All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual Report to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and in general the other risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1998. The Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

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

          The Company believes that the sale of the Preferred Stock was exempt from the securities registration requirement pursuant to Section 4(2) of the Securities Act and Regulation D promulgated thereunder in that the Preferred Stock was offered and sold only to accredited investors, each of which made written representations to the Company regarding their status as an accredited investor, their financial satisfaction and their investment intent. The certificates representing the Preferred Stock were legended to indicate that they were "restricted securities".

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibits:

          3.01 Restated Certificate of Incorporation of the Company.

          3.02 By-Laws of the Company  incorporated  herein by reference to
               Exhibit 3.2 of the Company's Form 10-K for the year ended March 31, 1997.

          4.01 Restated  Certificate of  Incorporation  of the Company (See Note
               3.01 above).

          4.02 By-Laws of the Company (See Note 3.02 above).

          10.03Convertible   Preferred  Stock  Purchase  Agreement  between  the
               Company and JNC Opportunity Fund, dated August 31, 1998.

          27   Financial Data Schedule

     b) A Form 8-K was filed by the Company on October 15, 1998, which covered:

          Item 2. Acquisition or Disposition of Assets.

               On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc., through the merger of INET into a wholly owned subsidiary of the Company.

                                   SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE: November 16, 1998       COYOTE NETWORK SYSTEMS, INC.



                              By:   /s/ James J. Fiedler
                                    -----------------------------------
                                    James J. Fiedler
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




                              By:   /s/ Brian A. Robson
                                    -----------------------------------
                                    Brian A. Robson
                                    Vice President and Controller
                                    (Principal Financial and Accounting Officer)