Form 10-Q
period 1998-12-31
COYOTE NETWORK SYSTEMS INC
filed 1999-02-16
CIK 57201

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

          For the quarterly period ended December 31, 1998

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

At February 15, 1999, the Registrant had issued and outstanding an aggregate of 10,537,010 shares of its common stock.

================================================================================

                          COYOTE NETWORK SYSTEMS, INC.
                                AND SUBSIDIARIES


                                                                           Page
PART I.   FINANCIAL INFORMATION

          Item 1.    Financial Statements
                     Balance Sheets........................................   2
                     Statement of Operations...............................   3
                     Statement of Cash Flows...............................   4
                     Notes to Financial Statemnts..........................   5
          Item 2.    Management's Discussion and Analysis of Financial
                         Condition and Results of Operations...............  11


PART II.  OTHER INFORMATION

          Item 1.    Legal Proceedings.....................................  14
          Item 6.    Exhibits and Reports on Form 8-K......................  14
          Signatures ......................................................  15

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                             (Dollars In Thousands)

                                                                      December 31,       March 31,
                                                                           1998              1998
                                                                      ------------       ----------
                                     Assets                            (Unaudited)
Current assets:
     Cash and cash equivalents                                        $    2,140         $    3,746
     Marketable securities                                                  ---                  16
     Receivables                                                           4,079                715
     Inventories                                                           3,300              2,122
     Notes receivable - current                                            5,597              4,596
     Other current assets                                                  7,723              1,409
                                                                      ----------         ----------
         Total current assets                                             22,839             12,604

Property and equipment, net                                                5,822              2,391
Capitalized  software development                                          1,048               ---
Intangible assets, net                                                     7,480              3,542
Net assets of discontinued operations                                        217                909
Notes receivable - non-current                                             2,291              1,170
Other assets                                                               3,069              1,359
                                                                      ----------         ----------
                                                                      $   42,766         $   21,975
                                                                      ==========         ==========
                      Liabilities and Shareholders' Equity
Current liabilities:
     Accounts payable                                                 $   10,186         $    1,920
     Deferred revenue and customer deposits                                2,546              1,900
     Accrued loss reserve                                                  3,054              2,200
     Accrued professional fees and litigation costs                          176                805
     Other accrued liabilities                                             3,156              1,130
     Notes payable                                                         7,442               ---
     Current portion of long-term debt                                       141                141
                                                                      ----------         ----------
         Total current liabilities                                        26,701              8,096

Long-term debt                                                             1,534              5,349
Other liabilities                                                            447                470
Commitments and contingencies (Note 4)                                      ---                ---

Shareholders' equity:
     Preferred stock - $.01 par value.
     Authorized 5,000,000 shares; 700 issued                                ---                ---
     Common stock - $1 par value.  Authorized 30,000,000 shares,
         issued 11,145,090 and 9,151,920 shares                           11,145              9,152
     Additional paid-in capital                                          116,401            102,360
     Accumulated deficit                                                (107,705)           (97,695)
     Treasury stock at cost                                               (5,757)            (5,757)
                                                                      -----------        -----------

         Total shareholders' equity                                       14,084              8,060
                                                                      ----------         ----------
                                                                      $   42,766         $   21,975
                                                                      ==========         ==========

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                            3 Months Ended                9 Months Ended
                                                                       -------------------------     --------------------------
                                                                        Dec. 31,       Dec. 31,       Dec. 31,       Dec. 31,
                                                                          1998           1997          1998            1997
Net sales                                                              $   12,931      $   1,659    $   35,288       $   2,709
Cost of goods sold                                                         10,236            516        22,765             958
                                                                       ----------      ---------    ----------       ---------
         Gross profit                                                       2,695          1,143        12,523           1,751

Selling and administrative expenses                                         3,968          3,056        10,063           9,182
Engineering, research and development                                       2,595          1,395         6,963           2,692
                                                                       ----------      ---------    ----------       ---------

         Total operating expenses                                           6,563          4,451        17,026          11,874
                                                                       ----------      ---------    ----------       ---------

Operating income (loss)                                                    (3,868)        (3,308)       (4,503)        (10,123)
Interest expense                                                             (221)          (150)         (263)           (273)
Non-operating income                                                        ---               44         ---                48
Non-operating expense                                                        (105)         ---            (985)         (5,522)
                                                                       -----------     ---------    -----------      ----------
Loss from continuing operations                                            (4,194)        (3,414)       (5,751)        (15,870)
Loss from discontinued operations                                           ---            ---            (900)          ---
                                                                       ----------    -----------    -----------      -------
         Net loss                                                      $   (4,194)     $  (3,414)   $   (6,651)      $ (15,870)
                                                                       ===========     ==========   ===========      ==========

Loss per common share (basic & diluted):
         Continuing operations                                         $     (.41)     $   (.44)    $     (.60)      $   (2.37)
         Discontinued operations                                            ---            ---            (.09)          ---
                                                                       ----------      ---------    -----------      -------
         Net loss per common share (basic & diluted)                   $     (.41)     $   (.44)    $     (.69)      $   (2.37)
                                                                       ===========     =========    ===========      ==========

Weighted average number of common shares outstanding                       10,216          7,844         9,604           6,685
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

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                               9 MONTHS ENDED
                                                                                     ---------------------------------
Operating activities:                                                                Dec. 31, 1998       Dec. 31, 1997
                                                                                     -------------       -------------
     Net loss                                                                        $   (6,651)         $  (15,870)
Adjustments to reconcile loss to net cash provided (used) by operating activities:
     Depreciation and amortization                                                        1,165                 565
     Gain on sale of land                                                                   (20)               ---
     Provision for loss on discontinued operations                                          900                ---
     Provision for common stock warrants issued                                             485                 494
     Provision for CTL Class A/B Unit Convertibility                                       ---                5,522
     Net change in discontinued operations                                                 (208)                345
     Changes in current assets and liabilities                                              593               1,610
                                                                                     ----------          ----------

Net cash provided (used) by operating activities                                     $   (3,736)         $   (7,334)

Investing activities:
     Increase in promissory note                                                           ---                 (840)
     Sale of CNC common and preferred stock respectively                                   ---                  397
     Capitalized software development                                                    (1,048)               ---
     Purchases of property and equipment                                                 (2,397)               (132)
     Purchase of marketable securities                                                     ---                 (244)
     Proceeds from sales of marketable securities                                            16                ---
     Proceeds from sale of land                                                              67                ---
     Proceeds of discontinued operations                                                   ---                2,861
     Change in notes receivable                                                             270                ---
     Net change in discontinued operations                                                 ---                 (470)
     Investment in affiliate                                                               (400)               ---
     Cash investment in INET                                                             (1,333)               ---
                                                                                     -----------         ---------

Net cash provided (used) by investing activities                                     $   (4,825)         $    1,572

Financing activities:
     Repayments of long-term debt                                                    $     (142)         $     (141)
     Common stock issued                                                                    752               7,601
     Preference stock issued net of expenses                                              6,345                ---
     Changes in notes payable                                                              ---                  250
     Payment of note payable                                                               ---                  (98)
     Convertible note issued, net of expenses                                              ---                4,635
     Net change in discontinued operations                                                 ---                  229
                                                                                     ----------          ----------
Net cash provided by financing activities                                            $    6,955          $   12,476
                                                                                     ----------          ----------

Increase (decrease) in cash and cash equivalents                                         (1,606)              6,714

Cash and cash equivalents:
     At beginning of the period                                                           3,746                  81
                                                                                     ----------          ----------
     At end of the period                                                            $    2,140          $    6,795
                                                                                     ==========          ==========

Non-cash transactions:
     Issuance of common stock warrants to investment banker and placement agent             485                 494
     Note payable to related party                                                         ---                   98
     Change in convertibility of Class A/B Units                                           ---                5,552
     Conversion of note payable to common stock                                            ---                  250
     Conversion of convertible notes and interest into common stock                       3,407               2,545
     Discount granted for investment in affiliate                                           900                ---
     Issuance of common stock for INET acquisition                                        1,686                ---
     5% Dividend paid in common stock                                                     3,359                ---

            See notes to condensed consolidated financial statements

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended December 31, 1998, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1998.

     The computation of loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period.


Recent Suspension of Trading in the Company's Common Stock
----------------------------------------------------------

     On December 9, 1998, an Internet publication published articles questioning the Company's reported equipment sale through Comdisco, Inc. (which recently filed a schedule 13G indicating that it beneficially owned 6.6% of the Company's common stock) to Crescent Communications. The articles implied that Crescent Communications did not exist, leading to the conclusion that the sale was not valid. The articles also discussed the filing of the Form S-3 Registration Statement indicating that numerous insiders were "poised to sell huge chunks" of their holdings.

     Immediately following the publication of these articles, the trading volume in the Company common stock reached approximately 2.2 million shares, a number significantly in excess of the historical trading level, and the Company common stock price declined more than 50%. As a result of the articles and the significant trading in the common stock, the Nasdaq National Market suspended trading in the Company common stock on Thursday, December 10, 1998. After the Company issued two press releases responding to the articles and further clarifying the transaction with Crescent Communications, the Nasdaq National Market resumed trading in the stock on Friday, December 11, 1998.

     Since the publication of the articles, the Nasdaq National Market and the Securities and Exchange Commission (the "Commission") have asked the Company to provide documents and other material about the Crescent Communications transaction. The Company is cooperating with both the Nasdaq National Market and the Commission in connection with these requests. However, because of the Commission's practice of keeping its inquiries confidential, the Company does not know the status of the inquiry. Inquiries by the Commission and/or the Nasdaq National Market may cause disruption in the trading of the Company's common stock and/or divert the attention of management. In addition, any adverse determination from these inquiries could have a material adverse effect on the Company.

     The public dialogue and inquiries have focused attention on Crescent Communications and Gene Curcio, its president. On September 24, 1998, the Company announced that it had signed a three-year equipment and service contract with Crescent Communications, Inc. valued at more than $37 million. As reported in the Company's December 10, 1998 press release, Comdisco, Inc. purchased the initial $12 million of equipment pursuant to Crescent's order and leased it to

Crescent. The Company was paid in full for that purchase by Comdisco and Comdisco cannot recover any of the $12 million purchase price from the Company if Crescent fails to make any lease payments due under Comdisco's lease agreement with Crescent. As previously disclosed, the Company has deferred recognition of approximately $2.5 million of this sale related to its equity interest in Crescent and amounts reserved for service contingencies.

     While the Company remains committed to Crescent's development and to delivering an additional approximately $16 million in equipment remaining under Crescent's network order, plus $9 million in services once Crescent's network is operational, it should be noted that Crescent's development is not within the Company's control and that such future sales and deliveries may or may not occur. Due diligence performed by the Company indicated that Crescent has letters of intent for more than 30 million minutes per month to international locations. The Company's future sales to Crescent will depend upon Crescent's ability to retain such minutes and to obtain additional commitments and translate those minutes and commitments into successful operations and cash flows. As with the initial delivery to Crescent, the Company does not intend to make any additional equipment deliveries without Crescent first obtaining third party financing, which has not yet been obtained.

     In responding to the December 1998 articles and follow-up questions from the Internet publication and in an effort to defend Crescent's right as a private company to refuse to discuss its business with the press, the Company made positive statements regarding Crescent and its founder, Mr. Curcio, relating to Crescent's entrepreneurial spirit and Mr. Curcio's 17 years of experience and beneficial contacts in the telecommunications business. When the Company entered into the equipment sale and services agreements with Comdisco and Crescent, the Company was aware that Mr. Curcio was an entrepreneur who had been involved with start-up companies, not all of which were ultimately successful. The Company's due diligence investigation regarding Crescent focused on Crescent's ability to obtain minutes to international locations and was not conducted for the purpose of evaluating Mr. Curcio's business history or individual creditworthiness. The Company did not and cannot warrant the individual business history of Crescent or its founder or that of any end user of its products. Because the Company will be providing the operational support for Crescent under a service contract, the Company did not and does not believe that such information materially relates to the benefits the Company is seeking from its relationship with Crescent.

Liquidity
---------

     Primarily as a result of the negative publicity and consequent trading disruption described above, the Company has experienced significant delays in completing equipment supply contracts most of which require customer lease financing. The disruption has also delayed the Company's ability to arrange financing required to complete certain acquisitions and to provide additional working capital. As a consequence of these delays, the Company's plans and liquidity have been significantly impacted. The Company is currently in the process of seeking to raise funds through debt and equity financing and if this process is successful, management believes that it will provide adequate liquidity to meet the Company's planned capital and operating requirements through March 31, 1999. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all.

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

     As of February 11, 1999, the Company had collected all cash related to the sale of discontinued operations except $470,000 due under a note and the only asset of discontinued operations was real estate related to the land and buildings of the discontinued APC operation. The real estate is listed for sale. Based upon an estimate of the current market value of the real estate, the Company took an additional charge of $900,000 in the second quarter ended September 30, 1998. The asset book value as of December 31, 1998, was $217,000 net of mortgages applicable to the property.


NOTE 3   ACQUISITIONS

     In February 1999, the Company announced that it signed a definitive agreement to acquire controlling interest in Systeam S.p.A., by increasing its equity position to 60% from 9%, for approximately $5 million, including $1.5 million for working capital and 880,000 unregistered shares of Coyote common stock. The transaction is subject to various, customary closing conditions. Based in Rome, Italy, Systeam develops voice, data, video and Internet solutions. As part of the Systeam acquisition, the Company also will acquire an indirect controlling interest in Smartech, an information technology-consulting firm that provides software solutions for telecom, financial service and utility companies. Smartech is 51% owned by Systeam.

     In February 1999, the Company also announced that it signed a definitive agreement to acquire Apollo Telecom, Inc. for 350,000 unregistered shares of

Coyote common stock. The transaction is subject to various, customary closing conditions. Based in Salt Lake City, Utah, Apollo Telecom is an emerging carrier that offers international long distance voice and data services, calling cards, paging, cellular, Internet access and customized billing.

     In October 1998, the Company announced that it entered into a letter of intent to acquire a 19% equity position in DTA Communications Network, Inc. ("DTA"), a facilities based provider of wholesale international long distance telephone services. The parties are negotiating to enter into a definitive agreement.


NOTE 4   COMMITMENTS AND CONTINGENCIES

     The Company is a defendant in a consolidated class action, In re The Diana Corporation Securities Litigation, pending in the United States District Court for the Central District of California. Although originally commenced as nine separate, but substantively similar, actions the separate actions were consolidated by the Court for all purposes in a stipulation and order entered on July 23, 1997.

     On September 9, 1997, the plaintiffs served a consolidated amended complaint (the "Consolidated Complaint") on behalf of purchasers of the Company's common stock during a class period alleged to extend from December 6, 1994 through May 2, 1997. The Consolidated Complaint asserts claims against the Company and others under Section 10(b) of the Securities Exchange Act of 1934, alleging essentially that the Company was engaged, together with others, in a scheme to inflate the price of the Company's stock during the class period through false and misleading statements and manipulative transactions. The Consolidated Complaint seeks unspecified damages, but identifies significant price movements in the Company's common stock during the putative class period (a swing of more than $115 per share) to imply that the damages claimed will exceed the Company's assets.

     On December 15, 1997, the Court denied motions by the Company and other defendants to dismiss the Consolidated Complaint.

     On July 9, 1998, the respective counsel for the Plaintiffs and for the Company executed a letter agreeing in principle, subject to various conditions and contingencies, to settle the claims against the Company and its subsidiaries in The Diana Securities Litigation. If consummated, the settlement will require the Company to issue warrants to acquire 2,500,000 shares of the Company's common stock. The warrants will be exercisable for three years from the date of issuance and will have an exercise price of $9 per share in the first year, $10 per share in the second year and $11 per share in the third year, subject to adjustment in certain events. The Company also agreed that, following the listing of its common stock on Nasdaq, it would use its best efforts to arrange for a listing of the warrants on Nasdaq. Among the conditions to the settlement are that the Plaintiffs also reach a settlement with the individual defendants in the litigation and their D&O insurance carriers that, ultimately, the settlement receives court approval. Counsel for the Plaintiffs also offered, in a letter dated July 10, 1998, to settle the claims against the individual defendants in exchange for combined policy limits of the Company's D&O insurance policies.

     In October 1998, counsel for the Plaintiffs, the individual defendants and the D&O carriers executed a further letter embodying an agreement in principle to settle the claims against the individual defendants for $7.5 million, to be paid, ultimately, by the D&O carriers. That letter agreement is subject to the terms of a letter agreement dated November 2, 1998, among counsel for the Company, the individual defendants and the D&O carriers as to the procedures for payment of funds. The cash component of the settlement, $7.25 million, has been paid into an escrow account under a further letter agreement dated October 16, 1998. The parties are in the process of negotiating the terms of a formal settlement agreement. The parties have agreed to submit the agreement to the Court by February 26, 1999, and the Court has scheduled a preliminary approval hearing for March 1999. A final approval hearing is expected to occur sometime in mid-1999.

     The Company cautions that it is unable to predict with certainty the ultimate outcome of the action. Among other things, the conditions that there be a settlement with the individual defendants and the D&O insurers, and the court approval of any settlement, involve third parties and are not matters which the Company is in a position to control. However, based upon the circumstances of the case at this time, the foregoing negotiations and letters, and upon experience in similar securities class actions, the Company believes that there is a reasonable likelihood that the settlement described in the preceding paragraphs, or a similar settlement, will eventually be consummated in this matter. The Company recorded the fair market value of the warrants of $8,000,000 in the financial statements for fiscal 1998.

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

     Superior Street Capital Advisors, LLC v. Coyote Network Systems, Inc., Case No. 98 L 11488, in the Circuit Court for Cook County, Illinois. The Company is the defendant in this case in which Superior Street alleges that Coyote has breached a consulting contract. An Answer to the Complaint has not yet been filed. However, the Company intends to defend this action vigorously.

     The Company is also involved with other proceedings or threatened actions incident to the operation of its businesses. It is management's opinion that none of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

NOTE 5   SHAREHOLDERS' EQUITY

Common Stock Dividend
---------------------
     In October 1998, the Board of Directors approved the declaration of a 5% common stock dividend to holders of record as of October 21, 1998. The Company issued 497,623 shares of common stock on November 4, 1998, in payment of such stock dividend. Certain contractual anti-dilution provisions reduced conversion and warrant exercise prices by a minor amount.

Common Stock Options and Warrants
---------------------------------
     Since September 30, 1998, the Company's Board of Directors has granted to certain executives and directors options to purchase a total of 178,706 shares of Company common stock. During the quarter ended December 31, 1998, certain employees exercised options and purchased a total of 79,347 shares of the Company common stock under the terms of the Company's Employees Stock Option Plan.


NOTE 6   LINE OF CREDIT

     As of December 31, 1998, Coyote Gateway, LLC ("CGL") has an established a line of credit of $8,100,000 secured by CGL's trade receivables and by 708,692 treasury shares of the Company's common stock. As of December 31, 1998, $7,442,000 had been drawn against this line of credit.

NOTE 7   YEAR 2000 COMPLIANCE

     The Company believes that its DSS Switch and Carrier IP Gateway operating systems and internal computer systems are Year 2000 compliant. The Company does not anticipate that it will incur significant expenditures to ensure that such systems will function properly with respect to dates in the Year 2000 and beyond. The Company has designed and tested the current version of its DSS
Switch, Administration and Maintenance Terminal ("AMT") and Call Management System ("CMS") products, which are the products most susceptible to Year 2000 related problems. The Company found no problems with the date rollover issue or the Year 2000 leap year issue. The products continued processing calls without interruption during the test cycles. The Company plans to continue testing all products and components as other adjuncts are integrated and tested.

     The Company is also conducting a review of its significant suppliers and other third parties to ensure that those parties have appropriate plans to remedy any Year 2000 issues where their systems connect with the Company's systems or otherwise have an impact on Company operations. The Company is continuing to request and receive Year 2000 certification documents from third party software suppliers. The Company has verified third party software used in the development and operation of DSS, AMT and CMS products to be Year 2000 compliant.

     To date, costs related to the Year 2000 issues have not been material to financial condition or operations of the Company. The Company does not have a documented Year 2000 contingency plan to cope with a worst case scenario. The Company intends to complete documentation of a contingency plan by March 31, 1999.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------
     For the third quarter ended December 31, 1998, the Company's revenues were $12.9 million from the sale of DSS switching and related equipment as well as revenues from the Company's international long distance service subsidiaries which were acquired during fiscal 1999. This represents an increase in total revenues of $11.3 million (680%) over the corresponding quarter of fiscal 1998. Revenues for the nine months ended December 31, 1998, were $35.3 million, an increase of $32.6 million (1,203%) over the corresponding nine months of the prior fiscal year.

     Switching equipment sales in the quarter, which were effected by the lack of previously planned lease financing, included a sale of $7.2 million to Wireless USA, an emerging domestic and international long distance service provider. The Company has granted extended payment terms to this customer which is in the process of seeking lease financing for its capital purchases. In view of the extended payment terms and its comparatively short operating history, the Company has conservatively deferred recognition of the profit of $3.7 million attributable to this sale, until payment is received or all contingencies are removed.

     As a result of this deferral, the gross profit for the third quarter of fiscal 1999 was $2.7 million and represented a gross margin of 21% of total revenues. If the profit of $3.7 million had not been deferred, the gross margin would have been 51% of total revenues for the third quarter of fiscal 1999. The gross margin for the second quarter of fiscal 1999 was 39% and the gross margin for the third quarter of fiscal 1998 was 69%. The gross margin for the nine months ended December 31, 1998, was 35% and would have been 46% if the profit had not been deferred. The gross margin for the corresponding nine month period of the prior fiscal year was 65%.

     Selling, general and administrative expenses in the third quarter were $4.0 million (30% of total revenue), which represented an increase of $0.9 million over the corresponding quarter of fiscal 1998. This increase is primarily related to the additional operating expenses incurred by the recently acquired long distance service provider subsidiary (INET), which operating results are included in the Company consolidation for the third quarter of fiscal 1999. Selling, general and administrative expenses for the nine months ended December 31, 1998, were $10.1 million, which represented an increase of $0.9 million over the corresponding period of the prior fiscal year.

     Engineering, research and development expenses for the third quarter of $2.6 million (20% of total revenues) represents a $1.2 million increase over the corresponding period for the prior fiscal year. The Company continued to enhance product offerings, including further development of its client/server architecture as well as the Company's rollout of voice over Internet Protocol
(IP) and IP/ATM (Asynchronous Transfer Mode) as an enhancement to the current product line. Engineering, research and development expenses for the nine months ended December 31, 1998, were $7.0 million compared to $2.7 million in the corresponding period of the prior fiscal.

     The operating loss for the quarter was $3.9 million compared to an operating profit of $0.3 million in the prior quarter and $3.3 million operating loss for the corresponding quarter of fiscal 1998. The loss is primarily due to the conservative approach adopted regarding the deferral of earnings on equipment sales and to the additional operating expenses related to the recently acquired subsidiary (INET). The operating loss for the nine months of fiscal 1999 was $4.5 million compared to $10.1 million operating loss in the corresponding period of fiscal 1998.

     The net loss for the quarter was $4.2 million and represented a basic and fully diluted loss per common share of $.41 compared to the prior quarter loss of $1.4 million or $.14 per share, and the loss of $3.4 million or $.44 per share in the corresponding period of the prior fiscal year. The net loss for the nine months of fiscal 1999 was $6.7 million or $.69 per share compared to a net loss of $15.9 million or $2.37 per share for the corresponding period of fiscal 1998.

Liquidity and Capital Resources
-------------------------------
     The Company used $14.1 million of cash during the third quarter of fiscal 1999 compared to a positive cash flow of $11.2 million in the prior quarter and of $12.5 million generated during the first six months of the fiscal year. As a result of the negative publicity and consequent trading disruption described in the Notes to the Financial Statements for the third quarter of fiscal 1999, the Company has experienced significant delays in completing equipment supply contracts most of which require customer lease financing. The disruption has also delayed the Company's ability to arrange financing required to complete certain acquisitions and to provide additional working capital. As a consequence of these delays, the Company's plans and liquidity have been significantly impacted.

     Due to the delays encountered in obtaining third party lease financing, the Company granted extended payment terms to its customer Wireless USA. The extended terms are evidenced by a promissory note payable over 42 months commencing in January 1999 with interest payable in arrears on the maturity date of the note. The note is partially secured by a personal guarantee from the president of Wireless USA.

     Net cash used in operating activities during the quarter was $13.4 million primarily due to the delays referred to above, the provision of the above extended payment terms together with the funding required to support operating expenses and inventory requirements associated with the business growth.

     Net cash used in investing activities during the third quarter of fiscal 1999 was $1.1 million consisting of $0.8 million for the purchase of manufacturing and test equipment and $0.3 million in engineering software and development.

     Financing activity during the quarter provided $0.4 million from the issuance of the Company common stock upon the exercise of stock options under the terms of the Company's employee stock option plan.

     At December 31, 1998, the Company has a negative working capital of $3.9 million. The Company is currently in the process of seeking to raise funds through debt and equity financing to resolve its immediate working capital issues. In addition to an immediate need, the Company will need significant funds to fund its future operations and acquisitions already contracted for and other acquisitions. Management believes that it will be able to continue to fund its operations and acquisitions by obtaining additional outside financing, however there can be no assurance that the Company will be able to obtain the needed financing when needed on acceptable terms or at all. In addition, any future equity financing or convertible debt financing would cause the Company's shareholders to incur dilution in common stock holdings as a percentage of the total outstanding shares.

     Under the Systeam acquisition agreement, the Company is obligated to pay $3.5 million by March 18, 1999. The Company is currently seeking to raise funds to meet this obligation. However, if the Company in unable to obtain the funds by March 18, 1999, the Company may ask Systeam to extend such date. There can be no assurance that an extension will be granted and this agreement maybe terminated, which could have a material adverse effect on the Company.

     Under the terms of the Preferred Stock Agreement, the Company is obligated to pay certain penalties aggregating $280,000 as of February 1, 1999. The Company is currently negotiating to redeem the Preferred Stock, or a portion thereof, subject to obtaining the required financing and a waiver of such penalties.

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         a)    Exhibits:

               27       Financial Data Schedule

         b) A Form 8-K/A was filed by the Company on December 11, 1998, which covered:

               Item 7.  Financial Statements and Exhibits

               Item 7 of the Current Report on Form 8-K of Coyote Network Systems, Inc. dated September 30, 1998, filed with the Securities and Exchange Commission on October 15, 1998, was amended in its entirety to reflect that Financial Statements and Pro Forma financial information of the acquired business were not required to be filed.

                                   SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATE:      February 16, 1999      COYOTE NETWORK SYSTEMS, INC.



                                  By: /s/ James J. Fiedler
                                      -----------------------------------------
                                      James J. Fiedler
                                      Chairman of the Board and
                                      Chief Executive Officer
                                      (Principal Executive Officer)




                                  By: /s/ Brian A. Robson
                                      -----------------------------------------
                                      Brian A. Robson
                                      Executive Vice President,
                                      Chief Financial Officer and Secretary
                                      (Principal Financial & Accounting Officer)