Form 10-K
period 1999-03-31
COYOTE NETWORK SYSTEMS INC
filed 1999-07-14
CIK 57201

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-K

                       ----------------------------------

[X} Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934, for the fiscal year ended              March 31, 1999
                                           -------------------------------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934, for the transition period from              to
                                                ------------     ---------------
    Commission file number                            1-5486
                                   ---------------------------------------------


                          COYOTE NETWORK SYSTEMS, INC.
                          ----------------------------

            Delaware                                     36-2448698
--------------------------------------      ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

4360 Park Terrace Drive, Westlake Village, California              91361
-----------------------------------------------------         --------------
            (Address of principal executive offices)            (Zip Code)


Registrant's telephone number, including area code:           (818) 735-7600

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock,
                                                              $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               [X] YES [ ] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  Registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

On July 12, 1999, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was $58,353,000 based on the closing sale price of $5.00 of the Registrant's common stock on The Nasdaq National Stock Market. At July 12, 1999, the Registrant had issued and outstanding an aggregate of 12,702,350 shares of its common stock. For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's common stock, and subtracting those shares from the total number of shares outstanding.

        DOCUMENTS INCORPORATED BY REFERENCE - PARTS OF REGISTRANT'S PROXY STATEMENT FOR THE ANNUAL MEETING OF STOCKHOLDERS ARE INCORPORATED
                   BY REFERENCE INTO PART III OF THIS REPORT.
================================================================================

================================================================================
                                     PART I
================================================================================

Forward-Looking Statements
----------------------------------------------------------

All statements other than historical statements contained in this Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by us in the future, statements about our business strategy and plans, statements about the adequacy of our working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual Report to Shareholders, Form 10-Q, Form 8-K or press release of ours may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by us, including statements regarding future operating performance, short and long-term sales and earnings estimates, backlog, the status of litigation, the value of new contract signings, industry growth rates and our performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and the other risk factors set forth herein (see Item 7 - Risk Factors). We disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

General
----------------------------------------------------------

Coyote  Network  Systems,  Inc. is engaged in the  telecommunications  business.
Specifically, through our various affiliated entities, we sell telecommunications equipment, international long distance services and network services, primarily to entrepreneurial carriers, e.g., domestic and international long distance providers, competitive local exchange carriers (CLECs) and Internet service providers (ISPs). Our telecommunications products are designed to route telephone calls in an efficient, cost-effective manner. We also sell competitively priced wholesale international long distance services, primarily to entrepreneurial carriers and we market retail international long distance services, primarily to affinity groups, i.e., groups that share a common characteristic such as language or culture. In addition, we provide telecom network support services, i.e., network design and integration, facilities management, switch provisioning, billing administration and customer support services. Through our joint venture, TelecomAlliance, we plan to provide carriers with wholesale long distance and Internet services at new price points, and to provide them with telecom equipment, billing administration, customer support services and a path to access voice over data networks.

Our principal executive offices are located at 4360 Park Terrace Drive, Westlake Village, California 91361 and our telephone number is (818) 735-7600.

Industry Overview
----------------------------------------------------------

New carrier services, evolving technologies, and the Internet mark today's telecom industry. As telecom carriers expand into new markets with revenue-generating services, we believe they need to differentiate themselves with tailored voice, data, video and Internet services. We believe the ability of carriers to provide "bundled" local, long distance and Internet service is critical to their success.

According to industry analysts, some of the more nimble competitive long distance carriers will grow sales and earnings as they gain market share at the expense of larger incumbent carriers and weaker rivals, and gradually expand into other services. The industry consolidation, which is a result of today's competitive pressures, is expected to create a more benevolent, i.e., rational business environment for the survivors. International telephony is expected to grow in the mid-teens rate, in terms of minutes of use, over the next few years and carriers that are ahead of the pack in expanding into other services, such as prepaid calling cards, 800 number services, Internet telephony, and data services could grow faster.

Additionally, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of IP (Internet Protocol) and ATM (Asynchronous Transfer Mode) networks, and the Internet for voice and data communications.

A survey of Fortune 1000 telecom and datacom managers by Killen & Associates shows that respondents expect 18% of all voice traffic to be IP-based by 2002, and to reach 33% by 2005. Probe Research expects the combined U.S. voice and fax over IP services market to reach 36 billion minutes by 2002. Jupiter Communications believes that established service providers should integrate IP telephony into their suite of services to prevent market erosion by nimble competitors. Voice compression is a benefit of IP telephony. Today's compression standards enable a toll quality call to be completed using a fraction of the bandwidth for an uncompressed call. We are committed to delivering leading edge technologies, such as compressed voice over IP.

From the standpoint of U.S.-based long distance providers, the industry can be divided into two major segments: the U.S. international market, consisting of all international calls billed in the U.S., and the overseas market, consisting of all international calls billed in countries other than the U.S. The U.S. international market has experienced substantial growth in recent years, with gross revenues from international long distance services rising from approximately $8.0 billion in 1990 to approximately $19.3 billion in 1997, according to Federal Communications Commission ("FCC") data.

The 1984 deregulation of the U.S. telecommunications industry enabled the emergence of a number of new long distance companies in the U.S. Currently, there more than 500 U.S. long distance companies, most of which are small or medium-sized companies. To be successful, these small and medium-sized companies need to offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T Corp. ("AT&T"), MCI Worldcom ("MCI") and Sprint Corporation ("Sprint"). In addition, these small and medium-sized companies generally have only limited capital resources to invest in international facilities. New international carriers emerged to take advantage of this demand for less expensive international bandwidth. These entrepreneurial multinational carriers acted as aggregators of international traffic for smaller carriers, taking advantage of larger volumes to obtain volume discounts on international routes (resale traffic), or investing in facilities when volume on particular routes justified such investments. Over time, as these international carriers became established and created high quality networks, they began to carry overflow traffic from the larger long distance providers seeking lower rates on certain routes. Our wholesale international long distance company and Telecom Alliance are designed, among other things, to obtain volume discounts and other economies by aggregating a number of emerging carriers.

Deregulation and privatization have also allowed new long distance providers to emerge in foreign markets. By eroding the traditional monopolies held by single national providers, many of which are wholly or partially government owned, such as Post Telegraph & Telephone operators ("PTTs"), deregulation is providing U.S.-based providers the opportunity to negotiate more favorable agreements with PTTs and emerging foreign providers. In addition, deregulation in certain foreign countries is enabling U.S.-based providers to establish local switching and transmission facilities in order to terminate their own traffic and begin to carry international long distance traffic originated in that country. We believe that growth of traffic originated in markets outside of the U.S. will be higher than the growth in traffic originated within the U.S. due to recent deregulation in many foreign markets, relative economic growth rates and increasing access to telecommunications facilities in emerging markets.

International Switched Long Distance Services
--------------------------------------------------------------

International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. The call typically originates on a local exchange carrier's network and is transported to the caller's domestic long distance carrier. The domestic long distance provider then carries the call to an international gateway switch such as the ones we sell. An international long distance provider picks up the call at its gateway and sends it directly or through one or more other long distance providers to a corresponding gateway switch operated in the country of destination. Once the traffic reaches the country of destination, it is then routed through that country's domestic telephone network to the party being called.

International long distance providers can generally be categorized by their ownership and use of switches and transmission facilities. The largest U.S. carriers, such as AT&T, MCI and Sprint, primarily utilize owned transmission facilities and generally use other long distance providers to carry their overflow traffic. Since only very large carriers have transmission facilities that cover the more than 200 countries to which major long distance providers generally offer service, a significantly larger group of long distance providers own and operate their own switches but either rely solely on resale agreements with other long distance carriers to terminate their traffic or use a combination of resale agreements and owned facilities in order to terminate their traffic as shown below. One other category, "switchless resellers", rely entirely on third parties to switch and terminate their traffic. Such switchless resellers generally attempt to purchase enough minutes to obtain volume discounts and then resell the time at a mark-up. These "switchless resellers" and emerging carriers are the principal market for our DSS Switches and Carrier IP Gateways, which are designed specifically to require less investment than the equipment used by large telecommunications companies and, accordingly, to be cost effective for emerging telecom companies.

Operating Agreements
----------------------------------------------------------

Under traditional operating agreements, international long distance traffic is exchanged under bilateral agreements between international long distance providers in two countries. Operating agreements provide for the termination of traffic in, and return traffic to, the international long distance providers' respective countries at a standard "accounting rate" with that international provider. Under a traditional operating agreement, the international long distance provider that originates more traffic compensates the long distance provider in the other country by paying a net amount based on the difference between minutes sent and minutes received and the settlement rate.

A carrier gains ownership rights in a digital fiber optic cable by purchasing direct ownership in a particular cable prior to the time the cable is placed in service, acquiring an "Indefeasible Right of Use" ("IRU") in a previously installed cable, or by leasing or obtaining capacity from another long distance provider that either has direct ownership or IRUs in the cable. In situations where a long distance provider has sufficiently high traffic volume, routing calls across directly owned or IRU cable is generally more cost-effective on a per call basis than the use of short-term variable capacity arrangements with other long distance providers or leased cable. However, direct ownership and acquisition of IRUs require a company to make an initial investment of its capital based on anticipated usage. We do not currently own IRUs; however, part of our business plan is to acquire IRUs to carry our international traffic and sell excess capacity to customers and resellers.

Transit Arrangements
----------------------------------------------------------

In addition to utilizing an operating agreement to terminate traffic delivered from one country directly to another, an international long distance provider may enter into transit arrangements pursuant to which a long distance provider in an intermediate country carries the traffic to a country of destination. Such transit arrangements involve agreement among the providers in all the countries involved and are generally used for overflow traffic or where a direct circuit is unavailable or not volume justified.

Resale Arrangements
----------------------------------------------------------

Resale arrangements typically involve the wholesale purchase and sale of transmission and termination services between two long distance providers on a variable, per minute basis. The resale of capacity, which was first permitted in the U.S. market in the 1980s enabled the emergence of new international long distance providers that rely at least in part on capacity acquired on a wholesale basis from other long distance providers. International long distance calls may be routed through a facilities-based carrier with excess capacity, or through multiple long distance resellers between the originating long distance provider and the facilities-based carrier that ultimately terminates the traffic. Resale arrangements set per minute prices for different routes, which may be guaranteed for a set time period or subject to fluctuation following notice. The resale market for international capacity is constantly changing, as new long distance resellers emerge and existing providers respond to fluctuating costs and competitive pressures. In order to be able to effectively manage costs when utilizing resale arrangements, long distance providers need timely access to changing market data and must quickly react to changes in costs through pricing adjustments or routing decisions. We sell competitively priced wholesale international long distance services to entrepreneurial carriers through a network comprised of foreign termination agreements, gateway switches, leased facilities and resale arrangements with other carriers.

Alternative Termination Arrangements
----------------------------------------------------------

As the international telecommunications market has become deregulated, service providers have developed alternative arrangements to reduce their termination costs by, for example, routing traffic via third countries to obtain lower settlement rates or using international private line facilities to bypass the settlement rates applicable to traffic routed over the public switched telephone network ("PSTN"). These arrangements include International Simple Resale ("ISR"), traffic refiling and the acquisition of transmission and switching facilities in foreign countries. Refiling of traffic takes advantage of disparities in settlement rates between different countries. An originating operator typically refiles traffic by sending it first to a third country that enjoys lower settlement rates with the destination country whereupon it is forwarded or refiled to the destination country thereby resulting in a lower overall termination cost. The difference between transit and refiling is that, with respect to transit, the operator in the destination country typically has a direct relationship with the originating operator and is aware of the arrangement, while with refiling, the operator in the destination country typically is not aware that it is terminating refiled traffic originated in another country. While the United States has taken no position with respect to whether refiling comports with international regulation, refiling is illegal in many countries. With ISR, a long distance provider completely bypasses the settlement system by connecting an international private line ("IPL") to the PSTN on one or both ends. While ISR currently is only sanctioned by U.S. and other regulatory authorities on some routes, ISR services are increasing and are expected to expand significantly as deregulation of the international telecommunications market continues. In addition, new market access agreements, such as the World Trade Organization ("WTO") Basic Telecommunications Agreement (the "WTO Agreement"), have made it possible for many international service providers to establish their own transmission and switching facilities in certain foreign countries, enabling them to self-correspond and directly terminate traffic. In our capacity as a wholesaler and retailer of traffic we engage in ISR and traffic refiling. (See "Government Regulation").

The highly competitive and rapidly changing international telecommunications market has created a significant opportunity for carriers that can offer high quality, low cost international long distance service. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are driving decreased termination costs, a proliferation of routing options, and increased competition. Successful companies among both the emerging and established international long distance companies will need to aggregate enough traffic to lower costs of both facilities-based or resale opportunities, maintain systems which enable analysis of multiple routing options and provide a variety of services, invest in facilities and switches and remain flexible enough to locate and route traffic through the most advantageous routes. We are seeking to take advantage of these market conditions both as a provider of necessary equipment targeted to emerging entrepreneurial carriers and as a provider of retail and wholesale international long distance services.

Principal Products and Services
--------------------------------------------------------------

Our primary equipment products include telecommunications switches ("DSS Switches") and IP gateways ("Carrier IP Gateways ") designed to route voice traffic over the PSTN, Internet Protocol (IP) networks, and the Internet. Our equipment business consists of designing, developing, engineering, and marketing telecommunications switches and IP gateways. The DSS Switch provides cost-effective and versatile access to the PSTN. Examples of DSS Switch applications include their use by entrepreneurial carriers that use DSS Switches to provide domestic and international long distance services, debit and credit card services and 800 number in-bound translation service.

The Carrier IP Gateway is a scalable IP solution designed to meet the needs of domestic and international long distance carriers, CLECs and ISPs by improving the efficiency of costly dedicated long distance T1 lines. The Carrier IP
Gateway offers carriers a cost effective, efficient Signaling System 7 (SS7) solution that provides seamless routing of phone calls between the PSTN and IP-based networks. The Carrier IP Gateway can handle voice as well as fax and, when used with the DSS Switch can scale from 1 T1 to 80 T1s. The Carrier IP Gateway is standards based and communicates with virtually any Class 4 or Class 5 switch using E&M signaling.

We are using our scalable DSS Switch to route international long distance calls for our wholesale and retail long distance operations. The DSS Switch enables us to enter new expanding markets and capture calls at a low per minute, per customer cost, creating a competitive advantage over traditional wireline carriers.

We believe that the timely development of new products and the addition of new long distance routes are essential for us to compete in the telecom market. We expect to continue to devote substantial resources, subject to our financial ability to do so, to engineering new products as well as to obtaining such products through acquisitions, joint ventures and strategic alliances.

We also provide wholesale international long distance services, primarily to entrepreneurial carriers through a network comprised of foreign termination agreements, international gateway switches, leased transmission facilities and resale arrangements with other long distance service providers.

In addition, we provide a range of long distance services, primarily for affinity groups such as French and Japanese speaking people in the U.S. Services include 1-800/888 numbers, calling card and prepaid debit card services, international callback, security codes and access codes.

We provide entrepreneurial carriers with network integration and customer support services, including consulting services, network design, switch provisioning, outsourcing, on-site technical support, remote monitoring, 7x24 customer support, billing administration and help desk support.

Business Strategy
--------------------------------------------------------------

A fundamental component of our strategy is to provide a total solution to entrepreneurial carriers. We provide telecom equipment, international long distance and network services. We are targeting specific market segments: telecom equipment, wholesale and retail international long distance and network services. We plan to partner with and/or take minority positions in entrepreneurial carriers. We also plan to complement our strategy through acquisitions of entrepreneurial carriers with a goal to convert them to switch-based and voice over IP. We plan to expand our market presence internationally through acquisitions and plan to secure cable routes to strategic international countries.

-    Today, we design, develop and market telecom switches and IP gateways.

- We also provide international and affinity based long distance and network services, which include facilities management, billing and customer support services.

- Our technology enables small and medium-sized carriers and resellers to optimize their resources, improve their margins and offer value-added services at competitive prices.

- We are able to offer our customers a complete solution, including telecom equipment, international long distance and network services.

-    We  are  seeking  to  leverage   this   complete   solution   primarily  to
     entrepreneurial carriers, by either entering into a strategic partnership with them or by acquiring them.

- We plan to create a network of switched resellers, to generate synergies among these carriers, to increase the amount and the quality of services they can offer their customers, to cross-sell our equipment and services and to reduce costs at all levels.

We have a four-pronged approach to generate growth relative to this strategy:

1. Expand our market for selling telecom equipment, international long distance and network services to entrepreneurial carriers.

2. Create synergies by combining partly or wholly owned switched resellers into a network, optimizing interconnectivity among the participants, and reducing costs - thus further increasing the value and the market appeal of both the carrier and the network.

3. Acquire IRUs to carry our international traffic and sell excess capacity to resellers and customers.

4. Use these sources of revenues (switch and gateway sales, international long distance services, customer contracts, and minutes sold on IRUs) to develop a financial mechanism to warrant further acquisitions and to extend our technology position.

- The success of our strategy depends on our ability to provide a total solution of telecom equipment, international long distance and network services and on our capacity to find carriers that can be integrated into our network. Our success is also dependent on obtaining additional financing.

- We believe that our decision to focus on international and "affinity-based" entrepreneurial carriers should yield positive results in creating synergies and generating increased revenues. Affinity-based carriers typically have higher margins, primarily due to focused marketing efforts, requiring less marketing expense. Such groups also typically have a stronger customer allegiance since there are group-based.

- We also plan to market our telecom equipment, international long distance and network services in Europe, where market liberalization is in its early stages. To do so, for example, we may increase our equity position in companies such as Systeam S.p.A., a Rome, Italy-based telecom company, and seek alliances with European companies to permit them to market our products and services in Europe and permitting us to market their products and services in the U.S.

- Our joint venture, TelecomAlliance, plans to provide entrepreneurial carriers with switching equipment, long distance as well as data and Internet services, network design and operations, access to financing, facilities management, billing administration, customer support services and access to a path to voice over data networks. TelecomAlliance plans to carry up to 550 million minutes of traffic per month for its members.

- TelecomAlliance is intended to be a stand-alone operation initially limited to up to 30 switchless resellers.

The fulfillment of our strategy is subject to a number of contingencies, including our obtaining adequate financing to pursue our objectives.

STRATEGY IMPLEMENTATION
--------------------------------------------------------------------------------

General Framework
-----------------------------------------------------------

We have identified initiatives to turn our strategic vision into reality.

Consolidating and Expanding Our Technology Position
-----------------------------------------------------------

We plan to continue to develop, acquire, take equity positions in and/or contract with companies that have leading-edge technologies and that serve customers with cost-competitive solutions, including IP gateways, alternative transmission and packet- and revenue-generating applications. For example, our Carrier IP Gateway combines the high bandwidth efficiency of an IP link with compression equipment, thereby increasing bandwidth efficiency. Besides being more efficient, new networks, such as IP, ATM and the Internet, typically bypass conventional long distance carriers, who must pay local access charges.

We plan to bundle local, long distance, data and video services in focused markets to better serve our customers with value-added, cost-competitive solutions. We also plan to add Internet services, international facilities and IRUs.

Acquiring and Integrating Switchless Affinity-Based Resellers
-------------------------------------------------------------

We are pursuing an acquisition strategy and will continue to target companies where complementary technologies, international long distance and network services can provide our customers with cost-competitive, revenue generating solutions.

- Acquisition Criteria: We will continue to look for companies that are customer-oriented, currently profitable or that can be profitable within 12 months, synergistic with our existing companies, have strong management and enhance long-term shareholder value.

- Acquisition Targets: We will continue to look for international long distance companies that market to affinity groups. We plan to use packet technology and value-added applications to complement them.

- Management Strategy: We will seek to motivate management to grow their company. Generally, we plan to only centralize treasury, finance and accounting functions, information systems (where appropriate), switching and carrier operational services, and staff functions, i.e., human resources.

- Integration Strategy: We expect to realize synergies, revenue growth and cost savings by selling telecom equipment and digital technologies, and by interconnecting local carriers with domestic and international long distance providers. Our companies will be expected to "hand off" much of their traffic to our other companies which have "landing rights," thereby reducing or eliminating termination fees. In addition, we will provide our companies with telecom equipment, international long distance and network services to help improve their margins and profits.

We believe entrepreneurial carriers have several reasons to work with us:

-    We deliver cost-competitive, value-added solutions.

- We provide telecom equipment, international long distance and network services.

-    We can facilitate debt and/or lease financing.

-    We can provide billing and collection services.

- We can integrate networks and provide the equipment and services to support them.

-    We can provide space for their switching equipment.

-    We can increase the value of their company.

-    We can improve their margins due to economies of scale and synergies.

-    We enable them to provide new revenue generating services.

-    We can provide them with a strategy for growth.

-    We can provide them with a path to voice over data networks.

-    We offer them the potential of a logical exit strategy.

Sales and Marketing
--------------------------------------------------------------

To meet the needs of our customers, we market our products and services through the coordinated efforts of our direct sales force, independent agents and systems integrators.

Our equipment sales are targeted to entrepreneurial carriers, such as CLECs, switchless resellers and international and domestic long distance providers. Many of the equipment sales are coupled with service contracts or contemplate additional equipment sales as the end-user customer progresses with the implementation of their business plan. Our receipt of the additional service or equipment revenues is subject to the ability of our customers to implement their business plans. In many instances, we facilitate sales by arranging for third party lease financing. In such instances, we often provide warrants and other financial inducements to the lease company to facilitate the financing.

We primarily market our wholesale long distance services directly to carriers and through independent agents. We primarily market our retail long distance services through our agents and focused sales and marketing activities, e.g., advertising in local ethnic newspapers.


Customers and Customer Concentration
--------------------------------------------------------------

Our equipment products are targeted at markets for small-to-medium sized telecom switches and IP gateways. Potential customers for our telecommunications equipment include, among others, entrepreneurial telecommunications carriers such as CLECs, switchless resellers, incumbent local exchange carriers (ILECs), wholesale and retail international and domestic long distance providers and ISPs. We market retail international long distance services to affinity groups. Our equipment revenues in fiscal 1999 were from shipments to 16 end-user customers, seven of which were sold through third party lessors and which accounted for approximately 93% of the total equipment revenues. In fiscal 1998, we shipped equipment to 12 customers, on of which accounted for approximately 40% of such equipment revenues for fiscal 1998 were derived from sales to one customer through a third party lessor.

Among the companies that have taken delivery of our switches are Apollo Telecom, BD Communications, Cellular XL, Concentric Network Corporation, Crescent Communications, Dakota Carrier Services, DTA/I:COMM Networks, Lightcom International, Inc., Mercury Telecom (USA), Mony Travel Inc., Rhinos International, Telesys S.A., Vancouver Telephone Company, Wireless USA, and WorldWave Communications.

While our customer base continues to grow, many of our customers are entrepreneurial carriers with limited financial resources. Their ability to pay for our equipment and services is often dependent on obtaining third party financing. The timeliness of such financings will continue to be an important ingredient in our results. Our recent agreements with RCC Finance and PrinVest are aimed at providing this necessary part of our program. In certain of these lease transactions, we issue warrants and other financial inducements to the leasing company to facilitate financing to our end-user customer. We recognize profit on these transactions as payments are received.

A component of our long-term strategy is our expansion into international markets as evidenced by our investment in Systeam, S.p.A. and our OEM (original equipment manufacturer) agreement with Tokyo-based Apollo KK. In order to effect this strategy, we are seeking strategic alliances with companies that have established international distribution channels. We also recently obtained a Class II carrier license and a point of presence (POP) in Japan. A Class II license enables us to originate and terminate traffic in that country and a POP is the physical place where a long distance carrier connects to a local exchange carrier's network.

Our wholesale international long distance services are offered primarily to U.S.-based entrepreneurial carriers.

Customer Service and Support
--------------------------------------------------

We  service  and  provide  support  for our  products  and  services.  We, or an authorized third party, provide customer training in connection with the installation of our products and services. We have entered into agreements with third parties, including certain suppliers of equipment incorporated into our products, to provide support for our products. Our products may be sold with a service plan under which we provide ongoing technical assistance and maintenance.

We provide network operations and support services to our customers. The services include network operations and on-site facilities support, network design and consulting services, switch provisioning, outsourcing, on-site technical support, remote monitoring and billing administration.

Research and Development, Manufacturing and Supply
--------------------------------------------------

In fiscal 1999, we made a strategic decision to invest approximately $11.0 million in engineering, research and development efforts with the goal of providing new and enhanced features to the existing DSS Switch and developing the Carrier IP Gateway. The purpose of these investments was to address the expanded customer and technical demands of the existing carrier marketplace while preparing us to successfully participate in the Internet Protocol based market.

Our Switch Server Architecture (SSA) is a scalable, open, standards-based platform designed to meet the needs of entrepreneurial carriers. The SSA meets those needs by reducing network costs and enabling revenue generation through enhanced service applications. Carrier and service provider costs are reduced by routing voice and fax traffic over inexpensive IP networks. The SSA allows carrier and service providers to realize the cost reductions of next-generation IP-telephony networks while maintaining interoperability with legacy PSTN networks.

The SSA employs internally-developed and OEM hardware and software components which enables us to quickly provide complete turnkey products and services to our customers. The SSA provides an industry-standard and open call-processing model which allows our application developers to quickly develop and/or integrate third-party revenue-generating enhanced services.

The research and development focus described above has been conducted in accordance with detailed design specifications developed by us. We engage contract engineers and independent laboratories to perform some of the research and development work. These efforts typically involve expertise in the following areas: automatic test systems, telecommunications and engineering processes, UNIX software, operation administration maintenance and provisioning ("OAM&P"), telecommunication signaling systems, telecommunications and data communications software and Internet software. In virtually all of these instances, we own the results of the research and development performed.

Where  an  application   requires  the  customization  of  existing   contractor
proprietary software, we typically enter into a license agreement with the contractor.

We retain the responsibility of successfully integrating the contractor's work product with our various products.

Certain software and hardware for our switch and IP gateway products are licensed or procured from other vendors under OEM arrangements, or are developed jointly with other vendors pursuant to research and development joint ventures, partnerships or similar arrangements. Other hardware and/or software components, such as subscriber and data line cards and core switch software were developed by us or our contractors.

General purpose hardware components are also used in the switches and IP gateways, which lowers costs and enables us, if we choose, to acquire such components from more than one vendor.

We perform certain systems integration and test functions in house. In addition, we outsource some of our manufacturing and procurement of raw materials used in manufacturing to outsource vendors, including APW and I-PAC Manufacturing, Inc. Our outsource vendors have facilities to provide a turnkey product which includes the manufacturing or procurement of board, chassis, and system level assemblies. We conduct final assembly and testing of our products at our facilities and then ship the products directly to our end-user customer sites via a third-party transportation company.

Certain software and hardware associated with adjunct and peripheral equipment to provide certain functions and features are licensed or procured under OEM arrangements from other vendors.

Proprietary Rights
-------------------------------------------------

We use a combination of trade secrets, industry know-how, confidentiality, non-compete agreements and tight control of our software to protect the products and features that we believe give us competitive advantages. We are currently engaged in litigation alleging that our use of the name Coyote infringes on the rights of the plaintiff.

Wholesale and Retail Facilities
--------------------------------------------------

We provide long distance service to international countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased facilities and resale arrangements with long distance providers. We plan to grow our revenues by capitalizing on the deregulation of international telecommunications markets.

Competition in the Telecommunications Industry
--------------------------------------------------------------

The telecommunications equipment markets are highly competitive. We compete with telecommunications equipment providers, including Nortel, Cisco Systems, Lucent Technologies, Newbridge Networks, and Digital Switch Corporation, which have the resources and expertise to compete in the smaller-scale telecom switch and IP gateway market. In addition, it is possible that large communication carriers with financial resources significantly greater than ours may enter the telecom equipment market. Some of these large carriers, such as AT&T, MCI Worldcom and Sprint, could initiate and support prolonged price competition to gain market share.

The international telecommunications long distance market is also intensely competitive and subject to rapid change. Our competitors in the international wholesale long distance market and the retail international long distance market include:

-    large, multinational corporations;

- smaller service providers in the U.S. and overseas that have emerged as a result of deregulation;

- switchless and switch-based resellers of international long distance services;

-    international joint ventures and alliances;

-    dominant   telecommunications   operators  that   previously  held  various
     monopolies established by law over the telecommunications traffic in their countries; and

- U.S. based and foreign long-distance providers that have the authority from the Federal Communications Commission (the "FCC") to resell and terminate international telecommunications services.

Many of these competitors have considerably greater financial and other resources and more extensive domestic and international communications networks than us. In addition, consolidation in the telecommunications industry could create even larger competitors with greater financial and other resources, and could also affect us by reducing the number of potential customers for our services.

International competition also may increase as a result of the competitive opportunities created by a Basic Telecommunications Agreement concluded by members of the World Trade Organization (WTO) in April 1997. Under the terms of the WTO agreement, starting February 1998, the United States and more than 65 countries have committed to open their telecommunications markets to competition and foreign ownership and to adopt measures to protect against anti-competitive behavior.

Government Regulation
--------------------------------------------------------------

Our U.S. interstate and international telecommunications service offerings generally are subject to the regulatory jurisdiction of the FCC. Certain telecommunication services offered by the Company in the U.S. may also be subject to the jurisdiction of state regulatory authorities, commonly known as public utility commissions ("PUCs"). Our telecommunications service offerings outside the U.S. are also generally subject to regulation by national regulatory authorities. In addition, U.S. and foreign regulatory authorities may affect our international service offerings as a result of the termination or transit arrangements associated therewith. U.S. or foreign regulatory authorities may take actions or adopt regulatory requirements which could adversely affect us. Our business plan depends on a large degree on the deregulation of the telecom market.

Environmental Regulation
--------------------------------------------------------------

Compliance with federal, state and local regulations relating to environmental protection have not had a material effect upon our capital expenditures, operating results or competitive position.

Employees
--------------------------------------------------------------

As of May 27, 1999, we had 154 employees. In addition, we retain from time to time, on a contract basis, a number of people for specific projects. We believe that our future growth and success will depend in large part upon our ability to continue to attract and retain highly qualified people. We have no collective bargaining agreement with our employees.

================================================================================
                                    Glossary
================================================================================

Affinity Group - People or organizations that share a common bond, including language, religious or ethnic background, profession or occupation, college or university.

AGT - American Gateway Telecommunications - An 80% owned subsidiary of Coyote Network Systems, Inc. AGT is headquartered in Houston and provides wholesale long distance services.

ATM - Asynchronous Transfer Mode - Very high-speed transmission technology. ATM is a high bandwidth, low-delay, packet-like switching and multiplexing technique. It is generally believed to be the preferred technology for high bandwidth networks and is fully compatible with IP technology. ATM also is compatible with fiber optic technology. In ATM, info is segregated into 53-byte fixed-size cells, consisting of header and information fields.

Bandwidth - In telecommunications, bandwidth is the width of a communications channel. In analog communications, bandwidth is generally measured in Hertz - cycles per second. In digital communications, bandwidth is typically measured in bits per second. A voice conversation in analog format is typically 3,000 hertz. In digital communications, a voice conversation encoded in PCM (Pulse Code Modulation) is 64,000 bits per second. The higher the bandwidth, the greater the capacities of the communications channel.

Class 4 Switch - The fourth level in the traditional telephone switching hierarchy - major switching center to which toll calls from Class 5-end office switching centers are sent.

Class 5 Switch - An end office in the traditional telephone switching hierarchy.
Residential  and  business  customer's  telephone  service,   including  carrier
provided features, are provided from Class 5 switching platforms.

CAP - Competitive Access Provider - An alternative carrier that originally competed with incumbent local exchange carriers for traffic to and from long distance providers. Today, most CAPs compete across the board with other local telephone companies over a wide range of services.

CLEC - Competitive Local Exchange Carrier - New carriers which compete with the incumbent local exchange carrier. CAPs, cable companies, long distance companies, incumbent local exchange carriers operating out of their traditional franchise territories, new entrants and wireless companies can be CLECs.

CNS -  Coyote Network Systems, Inc.

CCS - Coyote Communications Services, LLC.

CTL - Coyote Technologies, LLC.

E&M Signaling - Ear and Mouth Signaling - The "E" or "ear" lead receives open or ground signaling from the signaling equipment. The "M" or "mouth" lead transmits a ground or battery conditions to the signaling equipment.

E1 - A digital  transmission link with the capacity of 2,048,000 bits per second
(bps). An E1 uses two pairs of normal twisted wires, the same wires utilized in homes. An E1 can be channelized into 30 voice or data channels, each handling 64,000 BPS. Two additional channels of 64 Kbps each are used for signaling and framing respectively. An E1 may also be utilized for IDSN-PRI and advanced services including Fame Relay, IP and ATM. E1 is the unit of base telephone trunking outside the United States. In the United States, T1 is the standard.

E3 - A service carrying 16 E1s with a data rate of 34,368,000 BPS.

FoN or FoIP - Fax messages sent over the Internet.

Frame Relay - A packet type network service generally used for data transmission including LAN to LAN, LAN to Mainframe and Mainframe to Mainframe. In some networks, generally enterprise networks, Voice-over-Frame Relay has been a successful application.

Gateway - A gateway is an entrance and exit into a communications network. Gateways are often located as access points into a network or connecting two different networks.

ILD - International Long Distance Carrier.

ILEC - Incumbent Local Exchange Carrier - The telephone company that had an exclusive franchise in a defined geographic area prior to telephone deregulation. ILECs include the Regional Bell Operating Companies, GTE, Cincinnati Bell, Southern New England Telephone, Rochester Telephone and other independent telephone companies.

INET - INET Interactive Network System, Inc. - A 100% owned subsidiary of Coyote Network Systems, Inc. INET is based in Los Angeles and provides retail long distance services, primarily to affinity groups.

IP - Internet Protocol - Part of the TCP/IP family of protocols describing software that tracks the Internet address of nodes, route outgoing messages, and recognizes incoming messages. IP was originally developed by the US Department of Defense to support interworking of dissimilar computers across a network.

IP Telephony - Telephone service over an IP network. It may be a private IP network or the public Internet.

IRU - Indefeasible right of use. A measure of currency in the underseas cable business. The owner of the IRU has the right to use that portion of the cable for the time provided for. An IRU is to a submarine cable what a lease is to a building.

ISP - Internet Service Provider.

IXC - Inter-exchange Carrier - A long distance carrier.

Landing Rights - The right to carry traffic into and out of a country. The respective governments grant the right to bring traffic into a country.

LAN - Local Area Network.

LD - Long distance services.

OAM&P - Operations, Administration, Maintenance and Provisioning - Back office activities.

OEM - Original Equipment Manufacturer.

PCM - Pulse Code Modulation - The most common method of encoding an analog voice signal into a digital bit stream.

Point of Presence - POP - Physical place where a long distance carrier connects with a local exchange carrier's network. Ports - An entrance to or exit from a device or an entire network.

PTT - Post Telephone & Telegraph - The PTTs provide telephone and telecommunications services in most foreign countries. Their governments have traditionally owned them. In some countries, privatization and deregulation has mapped a future with less government control for some PTTs.

PSTN - Public Switched Telephone Network - The public network used for telephone communications.

Public Internet - The Internet, a public network using IP. There are also private or dedicated IP networks which are not part of the public Internet.

SSA - Switch Server Architecture - A network architecture strategy developed by Coyote Technologies, LLC, which allows interworking of voice and data networks and the applications operating on these networks.

Server - A shared computer on a network that can be as simple as a regular PC on a local network set aside to handle print request to a single printer. Usually, it is the fastest and brawniest PC or workstation or largest computer around. It may be used as a depository and a distributor of large amounts of data. It may also be the gatekeeper controlling access to voice mail, electronic mail, facsimile services and other applications. Today, servers can be found throughout local area networks and across the wide area networks, including the Internet. Generally, they can be characterized as applications platforms. In some contextual uses of the word server, the word refers only to software running on the application platform. Generally, however, server refers to hardware, operating systems, and applications software.

SS7 - Signaling System 7 - A signaling system that works with the telephone network to improve call processing and allows for more advanced network applications to work with the telephone network. In the United States, SS7-ANSI is the prevailing standard. Outside the United States, SS7-ITU (or sometimes referred to as C7) is the prevailing standard.

Switchless Reseller - A reseller of long distance (or local) services who does not own a telephone switch. These carriers must arrange for leasing of switch capacity from other carriers.

Switched Reseller - A reseller of long distance (or local) services who own at least one telephone switch.

T1 - A digital transmission link with the capacity of 1,544,000 BPS. A T1 uses two pairs of normal twisted wires, the same wires utilized in homes. A T1 can be channelized into 24 voice or data channels, each handling 64,000 BPS. A T1 may also be utilized for IDSN-PRI and advanced services including Fame Relay, IP and ATM. T1 is the unit of base telephone trunking in the United States. Overseas, E1 is the standard.

T3 - A service consisting of 28 T1s or 44,736,000 BPS.

TCP - Transmission Control Protocol - TCP is the transport layer in a TCP/IP network. It provides for reliable, sequenced and unduplicated delivery of bytes to a remote or local user.
Trunk - A communication line between two switching systems.

VAR - Value Added Reseller.

VoATM - Voice-over-ATM (See ATM).

VoIP - Voice-over-IP (See IP).

WAN - Wide Area Network - Includes voice and data networks connecting non-local sites. The PSTN, the Internet and networks carrying data traffic are generally included in the definition of the WAN.

--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

Our executive offices are located in approximately 23,000 square feet of office space in Westlake Village, California currently leased by us under a five-year lease expiring February 2003. We also lease 21,000 square feet of office space in Richardson, Texas to support our engineering requirements under a seven-year lease expiring April 2005. We currently lease 3,000 square feet of space in Houston, Texas under a five-year lease expiring in April 2003, however, we plan to move to a 4,000 square foot office space in the Dallas area in the near future. We also lease 8,000 square feet of office space in Los Angeles, California under a five-year lease expiring March 2004. Additionally, we lease 5,100 square feet of office space in Norcross, Georgia under a five-year lease expiring October 2003. We own a 91,000 square-foot building in Atlanta, Georgia, which was formerly used by a discontinued company. This property is in the process of being sold.


--------------------------------------------------------------------------------
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Coyote Network Systems, Inc. (The Diana Corporation) Securities Litigation (Civ. No. 97-3186) We were a defendant in a consolidated class action, In re The Diana Corporation Securities Litigation, that was pending in the United States District Court for the Central District of California. The consolidated complaint asserted claims against us and others under Section 10(b) of the Securities Exchange Act of 1934, alleging essentially that we were engaged, together with others, in a scheme to inflate the price of our stock during the class period, December 6, 1994 through May 2, 1997, through false and misleading statements and manipulative transactions.

On or about February 25, 1999, the parties executed and submitted to the court a formal Stipulation of Settlement, dated as of October 6, 1998. Under the terms of the settlement, all claims asserted or that could have been asserted by the class are to be dismissed and released in return for a cash payment of $8.0 million (of which $7.25 million was paid by our D&O insurance carrier on behalf of the individual defendants and $750,000 was paid by Concentric Network Corporation, an unrelated defendant) and the issuance of three-year warrants to acquire 2,225,000 shares of our common stock at prices per share increasing each year from $9 in the first year, to $10 in the second year and $11 in the third year. The cash portion of the settlement was previously paid into an escrow fund pending final court approval. Charges relating to the warrants were fully reserved by us in fiscal 1998.

On June 9, 1999, the Court rendered its Final Judgment and Order approving the settlement set forth in the Stipulation of Settlement. No objections to the approval of the settlement were filed.

We are also involved with other proceedings or threatened actions incident to the operation of our businesses. It is our opinion that none of these matters will have a material adverse effect on our financial position, results of operations or cash flows.


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.

================================================================================
                                    PART II.
================================================================================

================================================================================
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

Our common stock was listed on The Nasdaq National Market under the symbol CYOE on November 5, 1998. Prior to such date, our common stock was included for quotation on the NASD OTC Bulletin Board under the symbol CYOE. The table below sets forth by quarter, the high and low sales prices of our common stock on The Nasdaq National Market, and the high and low bid prices per share for our common stock obtained from trading reports of The Nasdaq National Market subsequent to November 5, 1998. The sales prices have been adjusted to reflect the 5% stock dividend paid on November 4, 1998. Prices set forth below from prior to our November 5, 1998, listing on The Nasdaq National Market reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

              FISCAL 1999                        FISCAL 1998
      Quarter      High       Low        Quarter      High       Low
      -------      ----       ---        -------      ----       ---
     First       $ 9.167    $3.720       First      $5.580     $1.235
     Second       10.119     4.533       Second      9.762      2.679
     Third        16.500     6.071       Third       8.274      4.539
     Fourth      $ 9.125    $4.125       Fourth     $6.429     $3.303


At June 11, 1999, we had 1,224 stockholders of record.

We have not declared any cash dividends during the last three fiscal years. We have no plans to pay cash dividends in the foreseeable future. The payment of cash dividends is restricted by our subordinated debentures, which provide that our consolidated tangible net worth cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures ($1,254,000 as of June 25, 1999).

Sales and Issuance of Unregistered Securities
---------------------------------------------------

None except as described below and as previously disclosed in reports filed pursuant to the Securities and Exchange Act of 1934.

In June 1999, in connection with lease financing provided to our end-user customers, we issued three warrants to a third-party leasing company. Each of these warrants is to purchase 30,000 shares of common stock and may be exercised for three years from the date of issuance at $3.56, $5.56 and $7.56, per share, respectively

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                          COYOTE NETWORK SYSTEMS, INC.
                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

                                                                           As of and for the Years Ended
                                                        -------------------------------------------------------------
                                                           March 31,  March 31,    March 31,     March 30,   April 1,
                                                             1999       1998         1997          1996        1995
Net sales                                                 $ 43,318    $  5,387     $  7,154      $   264     $ ---
                                                          ========    ========     ========      =======     =======
Earnings (loss) from:
     Continuing operations (1)(2)                         $(13,843)   $(34,155)    $(12,335)     $(2,746)    $(2,140)
     Discontinued operations (3)                              (900)      ---         (8,175)        (619)      1,420
     Extraordinary items                                     ---         ---           (508)       ---         ---
                                                          --------    --------     ---------     -------     -------
       Net loss                                           $(14,743)   $(34,155)    $(21,018)     $(3,365)    $  (720)

Earnings (loss) per common share [basic and diluted]:
     Continuing operations                                $ (1.41)    $  (4.60)    $  (2.23)     $  (.59)    $  (.48)
     Discontinued operations                                 (.09)      ---           (1.48)        (.13)        .32
     Extraordinary items                                     ---        ---            (.09)        ---        ---
                                                          --------    --------     --------      -------     ------
       Net earnings (loss) per common share               $ (1.50)    $  (4.60)    $  (3.80)     $  (.72)    $  (.16)

Cash dividends per common share                           $  ---      $  ---       $  ---          ---         ---
                                                           =======     =======      ========      =======     ======

Total assets                                              $ 41,028    $ 21,975     $ 23,244      $29,092     $24,205
Debt (4)                                                    13,995       5,490        1,958        2,099       2,240
Working capital (deficit)                                     (659)      4,508        6,161       13,282      15,489
Shareholders' equity                                         6,057       8,060       16,834       24,686      19,729

(1) Included in the fiscal 1999 loss is a charge of $2,500,000 in connection with provisions for losses on investments and on deposits made to long distance telecom carriers.

(2) Included in the fiscal 1998 loss are the following: a non-cash expense charge of $5,522,000 for the conversion into our common stock of certain Class A and B units owned by our directors and employees; legal, accounting and other professional fees of $1,300,000; charges of $1,875,000 with respect to non-cash accounting charges associated with the issuance of our common stock upon conversion of notes issued June 1998; a charge of $2,200,000 in connection with failed acquisitions; and a non-cash expense of $8,000,000 relating to the issuance of warrants as part of the settlement of the securities litigation.

(3) The increase in the loss from discontinued operations in fiscal 1997 is due to a provision of $7,550,000 recorded for restructuring costs, severance and the estimated loss on disposal of assets of certain discontinued operations and, in fiscal 1999, is due to a reduction in the estimated market value of land and buildings which were part of a discontinued operation.

(4) Includes current portion of long term debt, capital leases, notes payable and line of credit.

================================================================================
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General
--------------------------------------------------------------

In November 1996, we made a strategic decision to dispose of all of our non-telecommunications switch business segments (the "Restructuring"). Subsequently, on February 3, 1997, our Board of Directors approved the sale of Atlanta Provision Company to Colorado Boxed Beef Company. On November 20, 1997, we completed the sale of our telecommunications equipment and distributor subsidiary, C&L Communications, Inc. to the management of C&L. In March 1998, we reached an agreement for the sale of our 80% owned wire installation and service subsidiary, Valley Communications, Inc., to Technology Services Corporation. As part of the Restructuring, our Board of Directors approved plans changing our name to Coyote Network Systems, Inc. and in November 1997, our shareholders approved the name change. Subsequently, the name of our telecommunications equipment subsidiary, Sattel Communications LLC, was changed to Coyote Technologies, LLC ("CTL"). Based in Richardson, Texas, CTL has granted subordinated equity participation interests, which amount to approximately a 20% effective ownership interest in CTL, to certain of our employees. These participation interests are convertible into shares of our common stock at the option of the holder.

In April 1998, our subsidiary, Coyote Gateway, LLC ("CGL"), acquired substantially all of the assets of privately held American Gateway Telecommunications, Inc. ("AGT"), a provider of wholesale international long distance services, primarily to entrepreneurial carriers. In consideration of the asset transfer, AGT received a 20% ownership interest in CGL. CGL continues to operate under the name of AGT. Based in Houston, Texas, AGT provides wholesale long distance service to international countries through a network comprised of foreign termination agreements, international gateway switches, leased transmission facilities and resale arrangements with other long distance providers. AGT is leveraging CTL's scalable DSS Switch to route international long distance calls. The DSS Switch enables AGT to enter new markets and capture calls at a low per minute, per customer cost creating a competitive advantage over traditional wireline carriers.

On September 30, 1998, we completed the acquisition of INET Interactive Network System, Inc. ("INET"), through the merger of INET into one of our wholly owned subsidiaries. INET provides international long distance services to commercial and residential "affinity" groups. Headquartered in Los Angeles, California, INET markets international long distance services, primarily to French and Japanese speaking people in the U.S. INET provides a range of long distance services including 1+ direct dialing. Other telephone services include 1-800/888 numbers, calling card and prepaid debit card services, international callback, security codes, and access codes. For high volume customers, INET provides tailored services including customized billing, telemanagement reports, and call analysis.

In November 1998, we announced the formation of a joint venture, TelecomAlliance, with Profitec, Inc. TelecomAlliance is designed to enhance the growth and liquidity of entrepreneurial carriers. TelecomAlliance plans to develop and manage a new telecom network, combining voice and data transmission services, as well as back office services, e.g., billing, customer service and service provisioning. TelecomAlliance plans to provide its member companies with wholesale long distance and Internet services at new price points. Profitec, based in Wallingford, CT, provides billing, back office and financial services to the telecom reseller market.

In January 1999, we formed Coyote Communications Services LLC ("CCS"), designed to provide network operations and support services to our customers and other new, entrepreneurial carriers. Based in Norcross, GA, CCS provides a range of services, including network operations and on-site facilities support, network design and consulting services, switch provisioning, outsourcing, on-site technical support, remote monitoring and billing administration.

As a result of the dispositions, acquisitions and other events described above, the comparison of year-to-year results may not be meaningful.

Segments
----------------------------------------

For the year ended March 31, 1999, our business is reported for two operating segments: one operating segment is telecommunications equipment and the other operating segment covers the provision of long distance services. (See Note 13 to the Consolidated Financial Statements).

Results of Operations - Fiscal Year Ended March 31, 1999 versus March 31, 1998
--------------------------------------------------------------------------------

For the fiscal year ended March 31, 1999, we had revenues of $43.3 million, representing a $37.9 million, or 704%, increase over the prior fiscal year. Revenue from the sales of DSS switches and related OEM equipment increased to $36.6 million in fiscal 1999 from $5.4 million in the prior year. The international long distance service subsidiaries that were acquired during fiscal 1999 generated revenues of $6.7 million.

Revenues in fiscal 1999 included shipments of switching equipment to eight new customers. Most of these contracts were sold and financed through third party lessors. Total revenues of $35.3 million were financed in this manner in fiscal 1999. Many of the agreements with third party lessors required us to place a refundable security deposit with the third party lessors based on the equipment component and gross value of the transaction. The amount of these security deposits at March 31, 1999 is $2.2 million. At the point that the terms of each lease transaction are satisfied, the security deposits associated with that lease will be refunded to us. We have reserved the full amount of these deposits. In certain of these instances, we have also issued warrants to the third party lessors as part of the transaction.

One $7.2 million equipment sale to Wireless USA, an emerging domestic and international long distance service provider, initially resulted in extended payment terms being granted by us while the customer sought lease financing. Wireless USA was successful in procuring lease financing and we are awaiting the final one-third payment due in accordance with the lease agreement. We have recognized profit on this transaction as payments were received. As of March 31, 1999, a profit deferral of approximately $1.5 million remains on this transaction representing the final one-third payment due.

Additional profit deferrals of $1.6 million have been made in respect of transactions that have been financed by third parties and, at March 31, 1999, final payment to us is pending under the terms of the lease agreements.

The revenue generated from sales of switching equipment is $36.6 million in fiscal 1999 with a gross margin of 37%. If the fiscal 1999 gross margin for the switching equipment were not impacted by the security deposits and profit deferral, the gross margin on revenue of $36.6 million would be $19.0 million, or 52%. The international long distance service subsidiaries that were acquired during fiscal 1999 generated a gross margin of $0.9 million, or 13% of long distance service revenues.

The total gross margin for all lines of business for fiscal 1999 is $14.6 million, or 34% of total revenues, as compared with the fiscal 1998 gross margin of $2.0 million, or 38% of total revenues. In fiscal 1998, all of the revenues were derived from the sale of switching equipment systems.

Selling, general and administrative expenses for the current fiscal year were $17.4 million versus $13.2 million for the same period last year. This increase is primarily related to the additional operating expenses incurred by the recently acquired long distance service provider subsidiaries and the increased sales commissions and expenses associated with the significant increase in switching equipment sales.

Engineering, research and development expenses for fiscal 1999 are $9.5 million, or 22% of sales, as compared with $5.0 million, or 92% of sales, for the prior fiscal year. We have continued to enhance product offerings to meet current and anticipated customer demand, including further refinement of our client/server architecture on our switch and the development of voice over Internet Protocol.

The operating loss for fiscal 1999 is $12.4 million versus a fiscal 1998 loss of $21.7 million. The improvement over the prior year is primarily the result of the increase in gross profit generated by the increase in revenues and partially offset by increased operating expenses, including engineering, research and development activity.

Interest expense for fiscal 1999 is $1.9 million versus $2.3 million for the prior year. The prior year included a $1.9 million charge related to the discount from market value of the common stock issued upon conversion of the 8% convertible notes issued in principal amounts of $2.5 million and $5.0 million in July 1997 and December 1997, respectively. The 1999 fiscal year expense of $1.9 million is comprised primarily of financing costs related to the operations of the international long distance service subsidiaries.

Non-operating income for fiscal 1999 is $0.4 million versus the fiscal 1998 expense of $2.1 million. The current year includes an expense of $0.6 million associated with issuing warrants as part of securing financing and other charges of $0.2 million. Offsetting the expense charges is a gain of $0.9 million related to the sale of Concentric Network Corporation ("CNC") securities and interest income of $0.3 million. Fiscal 1998 non-operating expense was $2.1 million and included charges of $2.2 million associated with due diligence expenses, financial consulting fees, and costs of professional services and a $0.2 million loss on the sale of securities. These fiscal 1998 charges were offset by other activities totaling $0.3 million.

The net loss for continuing operations for fiscal 1999 is $13.8 million versus the prior period net loss of $34.2 million. The fiscal 1999 loss represents a basic and fully diluted loss per common share of $1.41 versus a comparable loss of $4.60 for the prior year. The loss from discontinued operations for fiscal 1999 is $0.9 million and increases the basic and fully diluted per share loss to $1.50. The fiscal 1998 loss of $34.2 million included a non-cash expense of $5.5 million related to potential conversion of Class A and B units and a non-cash expense of $8.0 million for warrants anticipated to be issued in connection with securities litigation.

Results of Operations - Fiscal Year Ended March 31, 1998 versus March 31, 1997
--------------------------------------------------------------------------------

CTL had revenues of $5.4 million in fiscal 1998, primarily from the sale of DSS Switches, compared to revenues of $7.2 million in fiscal 1997. Revenues in fiscal 1998 included shipments to nine new customers. One of the sales contracts, which accounted for approximately 40% of the total revenue for fiscal 1998, involved a company that was one of our potential acquisition targets. The sale, which involved a third party lessor, occurred in March 1998. We have deferred recognition of gross profit on this sale as if the potential acquisition was an affiliate at the time of the sale. As a result of this deferral, the gross margin for fiscal 1998 was reduced to 38% compared to 56% in the prior year. During fiscal 1997, 94% of revenues were from sales under one specific contract with Concentric Network Corporation ("CNC") which was fulfilled and completed in fiscal 1997.

Selling and administrative expenses included $1.3 million for professional audit and legal costs, primarily related to acquisitions that were not consummated.

Engineering, research and development expenses of $5.0 million in fiscal 1998 increased by almost 25% over the prior fiscal year as we continued to enhance product offerings. An explanation of our accounting policy for these expenses is included in Note 1 to the Consolidated Financial Statements.

Operating expenses included a charge of $5.5 million. This non-cash charge pertained to the Class A and Class B units owned by certain of our directors and employees which became convertible into our common stock on September 4, 1997, when the Board of Directors eliminated the previous measurement requirement of certain minimum pre-tax profits. (See also Note 12).

Interest expense of $2.3 million included a non-cash charge of $1.9 million related to the discount from market value of our common stock issued upon conversion of the 8% convertible notes, which were issued in principal amounts of $2.5 million and $5.0 million in July 1997 and December 1997, respectively. The details and terms of the notes are described in Note 8 to the Consolidated Financial Statements.

Non-operating expense in fiscal 1998 includes a provision charge of $2.2 million with respect to losses in connection with failed acquisitions, including costs advanced, costs of due diligence expenses, consulting fees, legal expenses and other professional services. The components of non-operating income (expense) are shown in Note 10 to the Consolidated Financial Statements.

Subsequent to 1998 fiscal year end, we reached an agreement in principle to settle the claims against us which arose out of certain securities litigation (see Item 3). We recorded a non-cash expense of $8.0 million for the fair market value of warrants expected to be issued in such settlement in the financial statements for the fiscal year ended March 31, 1998. Details and terms of the warrants are described in Note 8 to the Consolidated Financial Statements.

The increase in loss from continuing operations in fiscal 1998 is primarily due to (i) an increase in general and administrative expense of $1.1 million primarily related to legal and other expenses incurred in market development and due diligence examination of potential acquisitions; (ii) an increase in engineering, research and development expense of $0.9 million (iii) an increase in interest charges of $2.0 million including a non-cash charge of $1.9 million with respect to the discount from market value of our common stock issued upon conversion of the 8% convertible notes described above; (iv) a non-cash expense of $5.5 million related to the potential conversion of Class A and B Units; (v) expenses incurred in connection with the failed acquisition previously described; and (vi) a non-cash expense of $8.0 million for warrants expected to be issued in connection with securities litigation.

Liquidity and Capital Resources
------------------------------------------------

As of March 31, 1999, we had a negative working capital of $0.7 million. In May 1999, as part of our efforts to provide additional working capital, we received $10.2 million in net proceeds from a private placement. The placement agent received cash commissions of $352,000 and commissions in the form of common stock aggregating 131,148 shares and five-year warrants to purchase 176,700 shares at $6.00 per share. From the net proceeds of this placement, we paid $4 million to redeem 100 shares of the 700 shares of 5% Series A Convertible Preferred Stock which were issued and outstanding as at March 31, 1999. In connection with the redemption, the conversion price of the remaining $6 million of Convertible Preferred Stock was fixed at $6.00 per share and the Company issued the holder of the Convertible Preferred Stock 18-month warrants to purchase 325,000 shares of common stock at $6.00 per share.

In July 1999, the Company received an offer for a commitment for a stand-by credit facility from certain shareholders that would provide a funding commitment to the Company of $3.5 million. This facility would be secured by the stock of INET, bear 12.5% interest on the outstanding principal balance and be repayable on March 31, 2000. The Company has also entered into an agreement to sell its shares of iCompression, Inc. for $1.9 million.

In February 1999, we entered into definitive agreements for a loan to us of $10.0 million. This loan was intended to be for a five-year term, bear interest at 8% per year and be secured by our common stock. The loan has not been received, is long overdue and there can be no assurance that it will be received. We are now considering what course of action to take.

We used cash from operating activities of $6.1 million during fiscal 1999 compared to using $8.5 million during fiscal 1998. This improvement in operating cash flow in fiscal 1999 is primarily due to the improvement in the operating profit generated by the 704% increase in revenues over fiscal 1998.

We used cash for investing activities of $4.5 million during fiscal 1999 compared to $14,000 provided from investing activities in fiscal 1998. Capital expenditures on equipment purchases and software of $4.8 million in fiscal 1999 represented an increase of $4.2 million above the prior fiscal year. Purchases were primarily for additional computer and test equipment required to support the switching equipment segment of the business and software for certain internet protocol and compression capabilities.

Net cash used in investing activities in fiscal 1999 also included cash paid in connection with increases in investment in affiliates and acquisitions of $1.7 million. We gained $0.9 million from the sale of investments in fiscal 1999. In fiscal 1999, we received net cash proceeds of $6.3 million from the issuance of 700 shares of 5% Series A Convertible Preferred Stock and warrants, a portion of which we redeemed for $4 million and warrants in fiscal 2000. (See Note 8 to the Consolidated Financial Statements).

As of March 31, 1999, we have notes payable of $8.2 million. These notes are secured by certain of our assets and by 708,692 shares of our common stock and bear interest at the bank's prime rate (currently 7.75%) plus 1/2%. These notes were due on demand. In July 1999, the payment date was extended to December 2001. In addition, we have capital lease obligations of $2.6 million at March 31, 1999, payable through 2004 and a note payable of $0.4 million due February 2000.

We also have a $2.2 million revolving line of credit secured against certain trade receivables. As at March 31, 1999, $1.1 million has been drawn against the line, which bears interest at the bank's prime rate plus 4%. The line of credit expires on February 29, 2000. We have a long-term obligation in the amount of $1.7 million in connection with principal and interest due on subordinated debentures, which bear interest of 11.25% per year. The debentures mature in the year 2002 and interest only is due until such time.

We are currently exploring means of raising capital through debt and equity financing to fund our immediate working capital needs. In addition, we will need additional capital to fund our future operations and acquisition strategy. We believe that we will be able to continue to fund our operations and acquisitions by obtaining additional outside financing; however, there can be no assurance that we will be able to obtain the needed financing when needed on acceptable terms or at all.

Third Party Lease Financing
------------------------------------------------

To facilitate the sale of our equipment, we often arrange lease financing for the purchaser. Parties providing the third party lease financing include Comdisco and PrinVest and, recently, RCC Financing Group, Ltd. agreed in principle to provide lease financing to creditworthy customers, with a goal of providing $50 million by March 31, 2000.

Impact of Inflation
------------------------------------------------------------

Inflation has not had a significant impact on net sales or loss from continuing operations for the three most recent fiscal years.

Backlog
--------------------------------------------------------------

We only include in our backlog written orders for products and related services scheduled to be shipped within one year. We do not believe that the level of, or changes in the levels of, our backlog is necessarily a meaningful indicator of future results of operations.

================================================================================
                                  RISK FACTORS
================================================================================

Limited Operating History; No Assurance of Profitability
-------------------------------------------------------------------------

We have a limited operating history and have not yet achieved consistent sales of our products over any extended period. For the last four fiscal years, we reported losses from continuing operations. Our net sales from continuing operations from 1996 to 1999 -- $264,000 in the 1996 fiscal year, $7,154,000 in the 1997 fiscal year, $5,387,000 in the 1998 fiscal year and $43,318,000 in the 1999 fiscal year -- did not offset our operating and other expenses in each of these years. To achieve profitability we will need to increase the market acceptance and sales of our products. However, we cannot assure you that we will be successful in this effort or that we will become profitable.

Adverse Publicity and Related Suspension of Trading in Coyote Common Stock
--------------------------------------------------------------------------

On December 9, 1998, TheStreet.com, an Internet publication, published articles questioning our reported equipment sale through Comdisco, Inc. to Crescent Communications. The articles implied that Crescent Communications, Inc. did not exist, leading to the conclusion that the sale was not valid. The article also discussed a Form S-3 registration statement, indicating that numerous insiders were "poised to sell huge chunks" of their holdings.

Immediately following the publication of these articles, the trading volume in our common stock reached approximately 2.2 million shares, a number significantly in excess of our historical trading level, and our common stock price declined more than 50%. As a result of the articles and the significant trading in our common stock, The Nasdaq National Market suspended trading in our common stock on Thursday, December 10, 1998. After we issued two press releases responding to the articles and further clarifying the transaction with Crescent Communications, The Nasdaq National Market resumed trading in the stock on Friday, December 11, 1998.

Since the publication of the articles referred to above, The Nasdaq National Market and the Securities and Exchange Commission have asked us to provide documents and other material about the Crescent Communications transaction and other transactions. We are cooperating with both The Nasdaq National Market and the Commission in connection with these requests. However, because of the Commission's practice of keeping its investigations confidential, we do not know whether the Commission is in fact investigating the matter and, if so, the status of such matter. Investigations by the Commission and/or The Nasdaq National Market may cause disruption in the trading of our common stock and/or divert the attention of management. In addition, an adverse determination in any such investigation could have a material adverse effect on us. The Commission and The Nasdaq National Market could impose a variety of sanctions, including fines, consent decrees and possibly de-listing. In addition, an investigation by the Commission could substantially delay or postpone indefinitely the effectiveness of any registration statement registering the resale of shares of our common stock.

Risks Associated with our Relationship with Crescent Communications
-----------------------------------------------------------------------

The public dialogue and investigations focused attention on Crescent Communications and Gene Curcio, its president. On September 24, 1998, we announced that we had signed a three-year equipment and service contract with Crescent Communications valued at more than $37 million. As reported in our December 10, 1998 press release, Comdisco purchased the initial $12 million of equipment pursuant to Crescent's order and leased it to Crescent. We were paid in full for that purchase by Comdisco.

While we remain committed to Crescent's development and to delivering the approximately $16 million in equipment remaining under Crescent's network order, plus $9 million in services once Crescent's network is operational, we wish to further caution you that Crescent's development is not within our control and that such future sales and deliveries may or may not occur. Crescent has experienced delays in executing its business plan and to date has not generated the minimum sales required under the services agreement. There can be no assurance that Crescent will be successful or that we will receive any revenue from the services portion of our services contract with Crescent. Our due diligence in 1998 indicated that Crescent had letters of intent for more than 30 million minutes per month to international locations. Our future sales to Crescent will depend upon Crescent's ability to successfully implement its business plan, including its ability to make its system operational, to retain such minutes and to obtain additional commitments and translate those minutes and commitments into successful operations and cash flows. As with the initial delivery to Crescent, we do not intend to make any additional equipment deliveries without Crescent first obtaining third party financing, which has not yet been obtained. Accordingly, you should not rely on the receipt of any additional revenues from Crescent.

In responding to the December 1998 articles and follow-up questions from The Street.com, and in an effort to defend Crescent's right as a private company to refuse to discuss its business with the press, we made positive statements regarding Crescent and its founder, Mr. Curcio, relating to Crescent's entrepreneurial spirit and Mr. Curcio's 17 years of experience and beneficial contacts in the telecommunications business. When we entered into the equipment sale and services agreements with Comdisco and Crescent, we were aware that Mr. Curcio was an entrepreneur who had been involved with start-up companies, not all of which were ultimately successful. Our due diligence investigation regarding Crescent focused on Crescent's ability to obtain minutes to international locations and was not conducted for the purpose of evaluating Mr. Curcio's business history or individual creditworthiness. We did not and cannot warrant the individual business history of Crescent or its founder or that of any end user of its products. Because we will be providing the operational support for Crescent under a services contract, we did not and do not believe that such information materially relates to the benefits we are seeking from our relationship with Crescent.

Fluctuation in Quarterly Operations Results
--------------------------------------------------------------

Our quarterly operating results may fluctuate significantly because of a number of factors, including:

- the budgeting and spending patterns of our customers and potential customers in the telecommunications industry;

- fluctuations in the volume of calls, particularly in regions with relatively high per-minute rates;

-   the addition or loss of a major customer;

-   the loss of economically beneficial routing options for our traffic;

-   pricing pressure resulting from increased competition;

-   market acceptance of new or advanced versions of our products;

-   technical difficulties or failures with portions of our network;

- fluctuations in the rates charged by carriers for our traffic and in other costs associated with obtaining rights to switching and other transmission facilities; and

- changes in the staffing levels of our sales, marketing and technical support and administrative personnel.

Changes in or difficulties experienced by our customers in fulfilling their business plans, economic conditions and related financing have caused some of our customers to not meet previously announced estimated purchase requirements. In addition, some of our contracts contemplate the purchase of additional equipment or the provision by us of maintenance and other services, which are dependent on our customers installing their equipment, placing it into service and otherwise fulfilling their business plans, which may not occur on a timely basis or at all.

As a result, we believe that period-to-period comparisons of our operating results may not be meaningful, especially as indicators of our future performance. In addition, it is difficult for us to predict the occurrence of any of the above factors. Because we base our expense levels in part on expectations regarding future sales, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. A significant shortfall in demand relative to our expectations, or a material delay in customer orders, could have a material adverse effect on us.

Reductions in Size and Diversification
--------------------------------------------------------------

As a part of our business plan, we have sold certain of our businesses to concentrate on the telecommunications industry. As a result, although we believe we are now more focused, we have in turn developed into a smaller and less diversified company with a lower fixed asset and revenue base than we had prior to this restructuring. Consequently, any decline in operating results after the restructuring could more immediately and severely affect us.

Risks Inherent in Acquisition Strategy
--------------------------------------------------------------

As part of our business strategy to grow and expand through acquisitions, we regularly evaluate future acquisition opportunities. For instance, we successfully completed the acquisition of American Gateway Telecommunications ("AGT") in April 1998, and we successfully completed the acquisition of INET Interactive Network System, Inc. ("INET") in September 1998.

Our operations and earnings will be affected by our ability to successfully integrate the acquisition of any business. The process of integrating acquired operations presents a significant challenge to our management and may result in unanticipated costs or a diversion of management's attention from day-to-day operations. The acquisitions of AGT and INET have placed significant demands on our financial and management resources. We cannot assure you that we will be able to successfully integrate AGT, INET or any other operations or businesses that we may acquire in the future into our operating structure. We also cannot assure you that our current or future acquisitions will be profitable or that we will recoup our acquisition costs.

In addition, because the value of our common stock has not yet fully recovered from its December 9, 1998 decline, we may encounter delays in consummating any acquisition involving the use of our common stock as consideration. We recently terminated a pending acquisition of Apollo Telecom, Inc. due to its inability to satisfy all of the closing conditions. We currently have pending one acquisition which may involve the issuance of shares of our common stock.

We cannot assure you that the conditions to closing such acquisition will be met. The timing of contemplated acquisitions may have a direct impact on our performance.

Risks Related to our Dependence on the Telecommunications Industry
-------------------------------------------------------------------

Because our customers are concentrated in the telecommunications and Internet service industries, our future success depends upon such customers' capital spending patterns and their demand for telecommunications switches ("DSS
Switches"), Internet Protocol (IP) Gateways ("Carrier IP Gateways") and international long distance services. We are initially targeting the market for small to medium-sized telecom switches and IP gateways in the United States, Mexico, South America and the Far East. Historically, there has been little, if any, demand for telecommunications switches similar in functionality, type and size to the DSS Switch and the Carrier IP Gateway. Accordingly, we cannot assure you that potential customers will purchase our switches.

It is also possible that telecommunications companies and other potential customers will adopt alternative architectures or technologies that are incompatible with the DSS Switch or the Carrier IP Gateway, which could have a material adverse effect on our business. The demand for our technology may be delayed or prevented by a variety of factors over which we have no control. Such factors include costs, regulatory obstacles, the lack of the requisite compatible infrastructure, the lack of consumer demand for advanced telecommunications services and alternative approaches to service delivery.

In addition, the telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the use of the Internet for international voice and data communications. We are unable to predict the effect of technological changes on our operations, and such changes could have a material adverse effect on us.

Competition in the Telecommunications Industry
----------------------------------------------------------------

The telecommunications switch and IP gateway markets are highly competitive. We compete with telecommunications equipment providers, including Nortel, Cisco Systems, Lucent Technologies, Newbridge Networks and Digital Switch Corporation which have the resources and expertise to compete in the smaller-scale telecommunications and IP gateway markets. In addition, it is possible that large communication carriers with financial resources significantly greater than ours may enter the small to mid-sized telecommunications switch and IP gateway business. Some of these large carriers, such as AT&T Corporation, MCI Worldcom Communications and Sprint, could initiate and support prolonged price competition to gain market share.

The international telecommunications industry is also intensely competitive and subject to rapid change. Our competitors in the international wholesale long distance market and the retail international long distance market include:

- multinational corporations;

- service providers in the U.S. and overseas that have emerged as a result of deregulation;

- switchless and switch-based resellers of international long distance services;

- international joint ventures and alliances among such companies;

- dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries; and

- U.S. based and foreign long-distance providers that have the authority from the Federal Communications Commission (the "FCC") to resell and terminate international telecommunications services.

Many of these competitors have considerably greater financial and other resources and more extensive domestic and international communications networks. In addition, consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also affect us by reducing the number of potential customers for our services.

International competition also may increase as a result of the competitive opportunities created by a new Basic Telecommunications Agreement concluded by members of the World Trade Organization (WTO) in April 1997. Under the terms of the WTO agreement, starting February 1998, the United States and more than 65 countries have committed to open their telecommunications markets to competition and foreign ownership and to adopt measures to protect against anti-competitive behavior.

Regulatory Risks
-----------------------------------------------------------------

In general, the telecommunications industry is highly regulated by federal laws and regulations issued and administered by various federal agencies, including the FCC, and by comparable laws, regulations and agencies overseas. In addition, the U.S. Congress and the FCC may adopt new laws, regulations and policies that may directly or indirectly affect us in the future. We are unable to predict the impact of regulations which may be adopted in the future.

Risks Associated with Dependence on a Concentrated Product Line
-----------------------------------------------------------------

In fiscal 1998 and fiscal 1999, we derived substantially all of our revenues from the DSS Switch. As a result, any decrease in the overall level of sales of, or the prices for, the DSS Switch could have a material adverse effect on us.

Our success will depend, in part, upon our ability to enhance the technology for the DSS Switch and to develop and introduce, on a timely basis, new products, such as the Carrier IP Gateway, that keep pace with technological developments and emerging industry standards and address to changing customer requirements in a cost-effective manner. We cannot guarantee that we will be able to successfully develop, introduce and market new products, or that our new products and product enhancements will achieve market acceptance. We have experienced delays in completing development and introduction of new products and features, and there can be no assurance that such delays will not recur in the future. It is also possible that future technological advances in the telecommunications industry will diminish market acceptance for our products, which could have a material adverse effect on us.

Furthermore, the DSS Switch contains a significant amount of complex software that may contain undetected or unresolved errors as products are introduced or new versions are released. We have in the past discovered software errors in certain DSS Switch installations. We cannot make any assurance that, despite significant testing, software errors will not be found in new enhancements of the DSS Switch and/or the Carrier IP Gateway. Such errors may result in delays in or loss of market acceptance, either of which could have a material adverse effect on us.

Risks Associated with Dependence on Manufacturers and Other Key Suppliers
----------------------------------------------------------------------------

Our suppliers have from time to time experienced delays in receipt of various hardware components. Certain components, including microprocessors, are available from either a single or a limited number of sources. An interruption in our business with certain manufacturers and suppliers could have a material adverse effect on us. Some single suppliers are companies which from time to time allocate parts to telecommunications equipment manufacturers due to market demand for telecommunications equipment. Many of our potential competitors for such parts are much larger and may be able to obtain priority allocations from these shared suppliers, thereby limiting our supply of these components. Although we have established relationships with alternative suppliers and have assembled product ourselves, a failure by a supplier to deliver quality products on a timely basis, or the inability to develop additional alternative sources, could have a material adverse effect on us.

Limited Protection of Proprietary Technology;
   Risk of Third-Party Claims of Infringement
--------------------------------------------------

We rely on a combination of trade secrets, confidentiality and non-compete agreements to protect the products and features that we believe give us a competitive advantage. Nevertheless, we cannot guarantee that such protections will be adequate to prevent misappropriation of our technology or that our competitors will not independently develop technologies that are substantially equivalent or superior to ours. In addition, the laws of many foreign countries do not protect our intellectual property rights to the same extent as the laws of the United States. Our failure to protect our proprietary information could have a material adverse effect on us.

In addition, we may be subject to litigation that will require us to defend against claimed infringements of the rights of others or to determine the scope and validity of the proprietary rights of others. In this connection, we are currently involved in a litigation alleging that our use of the name "Coyote" infringes on the rights of the plaintiff. There can be no assurance that we will prevail in such litigation. Litigation also may be necessary to enforce and protect trade secrets and other intellectual property rights that we own. Any such litigation could be costly or cause diversion of management's attention, either of which could have a material adverse effect on us. Furthermore, an adverse determination in any such litigation could result in the loss of proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties (which they may not be willing to grant) or prevent us from manufacturing or selling our products.

Risks Associated with Customer Concentration
---------------------------------------------------

For fiscal 1999, we shipped equipment to sixteen customers, seven of which accounted for approximately 93% of our total equipment revenues. In the 1998 fiscal year, we shipped equipment to 12 customers, one of which accounted for approximately 40% of our total revenues. Furthermore, in the 1997 fiscal year, we derived approximately 94% of our revenues from sales to Concentric Network. We expect that our results of operations in any given period will continue to depend to a significant extent upon sales to a limited number of customers. As a consequence, the loss of one or more major customers could have a material adverse effect on us.

Difficulties in Managing Growth
---------------------------------------------------

We have experienced growth in the number of our employees and the scope of our operations. To manage potential future growth effectively, we must improve our operational, financial and management information systems and hire, train, motivate and manage our employees. Our future success also will depend on our ability to attract and retain qualified technical, sales, marketing, network operations and management personnel, for whom competition is intense. In some instances, we have experienced delays in filling sales and engineering positions. We cannot predict that we will effectively achieve or manage growth, and our failure to do so could delay product development cycles or otherwise have a material adverse effect on us.

No Dividends
----------------------------------------------------

We have not paid cash dividends to stockholders in the last six years, and we do not anticipate paying cash dividends to stockholders for the foreseeable future.

Risks Associated with International Operations
--------------------------------------------------------------

We plan to increase our expansion into international markets. Accordingly, our business will be increasingly subject to certain risks inherent in international operations. For example, we may encounter problems in obtaining necessary permits and operation licenses in foreign jurisdictions. Other risks include:

-    unexpected changes in regulatory environments;

-    changes in political and economic conditions;

-    fluctuations in exchange rates; and

-    difficulties in staffing and managing operations.

We have not experienced any material adverse effects with respect to our foreign operations arising from such factors. However, problems associated with such risks could arise in the future. Finally, managing operations in multiple jurisdictions could place further strain on our ability to manage our overall growth.

Need for Additional Capital to Finance Growth and Capital Requirements
----------------------------------------------------------------------

We anticipate requiring additional capital to carry out our immediate business plans and to meet our anticipated short-term working capital needs and there can be no guarantee that we will obtain such capital on favorable terms or at all. Although we have entered into a definitive agreement with respect to a $10 million loan, such loan has not yet been received and is long overdue. There is no assurance that such financing will be consummated on a timely basis, or at all. We will need to raise additional capital from the equity or debt capital markets to carry out our business plan and such needs could be increased if:

-    we find one or more additional attractive acquisition opportunities;

- our cash flow from operations does not meet our working capital and capital expenditure requirements; or

-    our growth exceeds current expectations.

We cannot guarantee that we will succeed in obtaining such capital on favorable terms, or at all. If additional funds are raised by our issuing equity securities, stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the holders of our common stock. If additional funds are raised by our issuing debt, we may be subject to certain limitations on our operations, including limitations on the payment of dividends.

If adequate funds are not available or not available on acceptable terms, we may have to reduce the scope of our planned expansion of operations; we also may be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive or business pressures, all of which could have a material adverse effect on us. In addition, until we achieve higher sales and more favorable operating results, our ability to obtain funding from outside sources of capital could be restricted. We cannot be certain that we will maintain sufficient liquidity over an extended period of time to achieve our operating goals or develop successful operations through acquisitions.

Dependence on Third Parties to Finance our Customers
---------------------------------------------------------------

Many of our customers are entrepreneurial telecommunications companies with limited financial resources. Their ability to pay for our equipment and services is often dependent on their ability to obtain financing. Although we have arranged such financing in the past for certain customers, there can be no assurance that we will be able to arrange such financing in the future. In addition, to induce such third parties to make lease financing available to our customers, in some cases we have issued warrants to buy our common stock and made other financial considerations to the third party leasing companies, and we may need to provide such inducements in the future.


Volatility of Stock Price
--------------------------------------------------------------

 The market price of our common stock has been volatile and may be affected by several factors, including actual or anticipated fluctuations in our operating results or the announcement of potential acquisitions. Other factors include:

-    changes in federal and international regulations;

-    activities of the voice and data equipment vendors;

-    domestic and international service providers;

-    industry consolidation;

-    conditions and trends in the international telecommunications market;

- adoption of new accounting standards affecting the telecommunications industry;

-    changes in recommendations and estimates by securities analysts;  and

-    general market conditions and other factors.


In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of emerging growth companies. These broad market fluctuations may adversely affect the market price of our common stock.


Existing Stockholders May be Able to Exercise Significant Control Over Us
-------------------------------------------------------------------------

As of June 3, 1999, our officers and directors, as a group, beneficially owned 7.4% of our outstanding common stock. In addition, according to filed Schedules 13D and 13G, as of the dates of such filings, Comdisco beneficially owned 5.6% of our outstanding common stock. Alan J. Andreini beneficially owned 9.1% and the Kiskiminetas Springs School owned 8.1% of our common stock. Additionally, Richard L. Haydon beneficially owned 11.7% of our common stock and Ardent Research Partners beneficially owned 4.6% of our common stock. Such stockholders may have significant influence on us, including influence over the outcome of any matter submitted to a vote of the stockholders, including the election of directors and the approval of significant corporate transactions.

Recently Issued Accounting Standards
--------------------------------------------------------------

In June 1998, the AICPA issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company will adopt the standard in January 2000 and does not expect the adoption to have any material impact on the Company's financial position or results of operations.

Year 2000 Compliance
--------------------------------------------------------------

We have completed a comprehensive assessment of our DSS Switch and Carrier IP Gateway operating systems and our internal computer systems and applications to identify those that might be affected by computer programs using two digits rather than four to define the applicable year, including the related leap year concern (the "Year 2000 issue"). We have used primarily internal personnel to identify those systems and applications that are affected by the Year 2000 issue.

Specifically, we tested the current versions of the DSS Switch, Administrative and Maintenance Terminal ("AMT") and Call Management System ("CMS"), which are the customer products most susceptible to the Year 2000 issue. Those tests were conducted by internal personnel and outside consultants who are involved with specific product development and maintenance. Additionally, we tested our internal computer systems and applications using internal personnel. Those systems include corporate finance, internal communications and production. The testing also includes working with key third party vendors to insure that the products they sell to us are Year 2000 compliant.

The results of the testing program to date, including key vendor responses, indicates that the customer products and internal systems are Year 2000 compliant. Responses have been received from a majority of vendors, but not all vendors have assured us that they will be Year 2000 compliant in time. As a contingency, we are creating an alternative list of third party vendors in case a critical third party does not achieve compliance.

Our internal systems rely primarily on widely recognized "mass market" software and hardware that vendors have represented to be Year 2000 compliant.

Because of the fluid nature of this issue, Year 2000 due diligence and compliance testing is ongoing and by necessity must include any new, adjunct, or upgraded products implemented with the external or internal user.

To date, the costs associated with the Year 2000 have not been material to us.

Based upon the status of our Year 2000 compliance assessment to date, we do not have a formal contingency plan in the event that an area of our operation does not become Year 2000 compliant. A formal plan will be adopted if it becomes evident that there will be an area of non-compliance in our systems or those of a critical third party.

Although we expect to achieve Year 2000 compliance, there are potential risks if we do not become or are late in becoming compliant. Such risks might include the impairment of our ability to process and deliver customer orders, manufacture compliant equipment and perform other critical business functions that could have a material impact on financial performance. Those risks would include potential claims against us for the non-compliance of our products. The costs of defending and settling such claims could have a material impact on our financial statements.

The information presented is based on management's estimates that were made using assumptions of future events. Uncontrollable factors such as the compliance of the systems of third parties and the availability of resources could materially increase the cost or delay the date of our Year 2000 compliance.

================================================================================
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES


Report of Arthur Andersen LLP, Independent Public Accountants............... 33

Report of PricewaterhouseCoopers LLP, Independent Accountants............... 34

Consolidated Balance Sheets................................................. 35

Consolidated Statements of Operations....................................... 36

Consolidated Statements of Changes in Shareholders' Equity.................. 37

Consolidated Statements of Cash Flows....................................... 38

Notes to Consolidated Financial Statements.................................. 39

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Shareholders of Coyote Network Systems, Inc.

We have audited the accompanying consolidated balance sheet of Coyote Network Systems, Inc. (a Delaware corporation and formerly, The Diana Corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coyote Network Systems, Inc. and its subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP
Los Angeles, California
July 13, 1999

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Shareholders of The Diana Corporation

         In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) of this report present fairly, in all material respects, the results of operations and cash flows of The Diana Corporation and its subsidiaries (the "Company") for the year ended March 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company initiated a restructuring plan during fiscal 1997 which resulted in Sattel Communications LLC ("Sattel") becoming the sole operating company comprising the Company's continuing operations. Sattel has a limited operating history and has not yet achieved significant sales of its products. The Company's other operating companies were sold or are held for sale as of March 31, 1997. As discussed in Note 15, management believes the Company will have sufficient cash resources, including proceeds from those net assets held for sale, to fund its operations for the fiscal year ending March 31, 1998. However, any material delay during fiscal 1998 in the timing of disposal and the ultimate receipt of cash proceeds by the Company with respect to the net assets held for sale could have a material adverse effect on the Company. In addition, the Company's viability is further dependent on Sattel achieving sales levels and operating results sufficient to fund the Company's operations. Finally, as discussed in Note 7, the Company is subject to uncertainties relating to class action litigation asserted against the Company and other potential claims by investors, the ultimate effects of which on the Company's financial position, results of operations and cash flows cannot presently be determined.



PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
September 22, 1997, except as to the last paragraph of Note 8, which is as of November 4, 1998

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                     Assets                                     March 31, 1999         March 31, 1998
                                                                                --------------         --------------
Current assets:
     Cash and cash equivalents                                                     $   1,225             $  3,746
     Marketable securities                                                               ---                   16
     Receivables, net of allowance of $402 and $480 at                                12,292                  715
         March 31, 1999 and 1998, respectively
     Inventories                                                                       2,130                2,122
     Notes receivable - current                                                        2,367                4,596
     Other current assets                                                              4,323                1,409
                                                                                   ---------             --------
                  Total current assets                                                22,337               12,604

Property and equipment, net                                                            8,192                2,391
Capitalized software development                                                       1,604                ---
Intangible assets, net                                                                 5,620                3,542
Net assets of discontinued operations                                                    234                  909
Notes receivable - non-current                                                           871                1,170
Investments                                                                            1,550                  750
Other assets                                                                             620                  609
                                                                                   ---------             --------
                                                                                   $  41,028             $ 21,975
                                                                                   =========             ========
                      Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                               $   1,133             $  ---
     Accounts payable                                                                  8,161                1,920
     Deferred revenue and customer deposits                                            7,811                1,900
     Accrued loss reserve                                                              ---                  2,200
     Accrued professional fees and litigation costs                                      676                  805
     Other accrued liabilities                                                         3,900                1,130
     Current portion of long-term debt and capital lease obligations                   1,315                  141
                                                                                   ---------             --------
                  Total current liabilities                                           22,996                8,096

Notes payable                                                                          8,183                ---
Long-term debt                                                                         1,534                5,349
Capital lease obligations                                                              1,830                ---
Other liabilities                                                                        428                  470
Commitments and contingencies (Note 7)                                                ---                   ---
Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares,
         700 issued, liquidation preference of $10,000 per share                       7,000                ---
     Common stock - $1 par value:   authorized 30,000,000 shares,
         issued 11,167,456 and 9,151,920 shares                                       11,167                9,152
     Additional paid-in capital                                                      109,649              102,360
     Accumulated deficit                                                            (116,002)             (97,695)
     Treasury stock at cost                                                           (5,757)              (5,757)
                                                                                   ----------            ---------

                  Total Shareholders' equity                                           6,057                8,060
                                                                                   ---------             --------

                                                                                   $  41,028             $ 21,975
                                                                                   =========             ========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                                  Fiscal Year Ended
                                                                   ---------------------------------------------
                                                                   March 31,        March 31,         March 31,
                                                                     1999             1998               1997
                                                                   -----------      ----------        ---------
Net sales                                                          $  43,318        $   5,387        $   7,154
Cost of goods sold                                                    28,748            3,363            3,132
                                                                   ---------        ----------         --------
Gross profit                                                          14,570            2,024            4,022
                                                                   ---------        ----------         --------

Selling and administrative expenses                                   17,404           13,214           12,112
Engineering, research and development                                  9,546            5,022            4,060
A & B unit conversion expense                                          ---              5,522             ---
                                                                   ---------        ----------         --------
         Total operating expenses                                     26,950           23,758           16,172
                                                                   ---------        ----------         --------
Operating loss                                                       (12,380)         (21,734)         (12,150)

Interest expense                                                      (1,893)          (2,334)             (52)
Non-operating income (expense)                                           430           (2,087)          (1,337)
Securities litigation warrant expense                                  ---             (8,000)            ---
Minority interest                                                      ---              ---                368
Income tax credit                                                      ---              ---                836
                                                                   ---------         ---------         -------

Loss from continuing operations                                      (13,843)         (34,155)         (12,335)

Loss from discontinued operations                                       (900)           ---               (625)
Estimated loss on disposal of discontinued operations                  ---              ---             (7,550)
                                                                   ---------         ---------         --------

Loss before extraordinary items                                      (14,743)         (34,155)         (20,510)
Extraordinary items                                                    ---              ---               (508)
                                                                   ---------         ---------         --------
Net loss                                                           $ (14,743)        $(34,155)        $(21,018)
                                                                   ==========        =========        =========
Loss per common share (basic & diluted):
     Continuing operations                                         $   (1.41)        $  (4.60)        $  (2.23)
     Discontinued operations                                           (0.09)           ---              (1.48)
     Extraordinary items                                               ---              ---               (.09)
                                                                   ----------        ---------         --------
     Net loss per common share (basic & diluted)                   $   (1.50)        $  (4.60)        $  (3.80)
                                                                   ==========        =========         ========

Weighted average number of common shares outstanding                   9,814            7,423            5,535
                                                                   ==========        =========         ========
     (basic & diluted)


                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                             (Dollars in Thousands)


                                                         COMMON STOCK
                                                       ---------------                       Unrealized   TREASURY STOCK     Total
                                            Preferred  Number           Additional  Accum-    Loss on     ---------------    Share-
                                              Stock      of       Par    Paid in    ulated   Marketable   Number of         holders'
                                             Amount    Shares    Value   Capital    Deficit  Securities    Shares    Cost    Equity
                                            --------- ---------  ------ ----------  -------  ----------- ---------  ------  --------

Balance at March 30, 1996                   $ ---    5,526,282   $5,526   $59,456 $ (34,776)  $  (876)    877,692  $(4,644) $24,686

 Net loss                                     ---       ---        ---      ---     (21,018)     ---        ---       ---   (21,018)
 5% stock dividend                            ---      250,893      251     7,474    (7,746)     ---        ---       ---       (21)
 Realized loss on securities                  ---       ---        ---      ---       ---         876       ---       ---       876
 Acquisition of SCC minority interest, net    ---       ---        ---        385     ---        ---       35,000   (2,203)  (1,818)
 Issuance of common stock                     ---      230,000      230    12,630     ---        ---     (200,000)   1,058   13,918
 Other                                        ---       ---        ---        179     ---        ---       (4,000)      32      211
                                            ------   ---------   ------  --------  --------   -------    ---------  ------  -------
Balance at March 31, 1997                     ---    6,007,175    6,007    80,124   (63,540)     ---      708,692   (5,757)  16,834

 Net loss                                     ---       ---        ---      ---     (34,155)     ---        ---       ---   (34,155)
 Exercise of stock options                    ---      442,956      443     1,812     ---        ---        ---       ---     2,255
 Amendment of A & B units
    convertible to common stock               ---       ---        ---      5,522     ---        ---        ---       ---     5,522
 Issuance of common stock, net                ---    1,880,750    1,881     1,481     ---        ---        ---       ---     3,362
 Common stock issued on debt conversion       ---      821,039      821     2,734     ---        ---        ---       ---     3,555
 Non-cash expense                             ---       ---        ---     10,687     ---        ---        ---       ---    10,687
                                            ------   ---------   ------  --------  --------   -------    --------   ------  -------
Balance at March 31, 1998                      ---   9,151,920    9,152   102,360   (97,695)     ---      708,692   (5,757)   8,060

 Net loss                                     ---       ---        ---      ---     (14,743)     ---        ---       ---   (14,743)
 5% stock dividend                            ---      497,623      497     2,859    (3,359)     ---        ---       ---        (3)
 Exercise of stock options                    ---      105,713      106       352     ---        ---        ---       ---       458
 B Unit conversions                           ---       73,500       73       (73)    ---        ---        ---       ---      ---
 Common stock issued on debt conversion       ---    1,068,750    1,069     2,337     ---        ---        ---       ---     3,406
 Issuance of common stock, net                ---      269,950      270     1,716     ---        ---        ---       ---     1,986
 Issuance of 700 preference shares, net      7,000      ---        ---       (655)    ---        ---        ---       ---     6,345
 Preferred share dividend                     ---       ---        ---      ---        (205)     ---        ---       ---      (205)
 Non-cash warrant expense                     ---       ---        ---        753     ---        ---        ---       ---       753
                                            ------  ----------  -------  -------- ---------   -------    --------   ------  -------
Balance at March 31, 1999                   $7,000  11,167,456  $11,167  $109,649 $(116,002)  $  ---      708,692  $(5,757) $ 6,057
                                            ======  ==========  =======  ======== ==========  =======    ========  ======== =======




                 See notes to consolidated financial statements

                  COYOTE NETWORK SYSTEMS, INC AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)
                                Fiscal Year Ended

                                                                                ---------------------------------------
                                                                                 March 31,       March 31,    March 31,
  Operating activities:                                                            1999            1998         1997
                                                                                ----------      ----------    ---------
  Loss before extraordinary items                                                $(14,743)       $(34,155)    $ (20,510)
  Adjustments to reconcile loss to net cash used In operating activities:
       Depreciation and amortization                                                1,880             787           478
       Loss (gain) on sales of marketable securities                                 (877)            155           736
       Gain on sale of land                                                           (20)
       Write-down of CNC preferred stock                                             ---            ---           1,060
       Minority interest                                                             ---            ---            (368)
       Expense related to amendments to A & B Units                                  ---            5,522          ---
       Provision for loss on discontinued operations                                  900           ---           7,550
       Net change in discontinued operations                                         (225)            145        (3,862)
       Changes in current assets and liabilities                                    6,207           8,489        (3,164)
       Other - non-cash financing and warrant expense                                 753          10,582           221
                                                                                 --------        --------     ---------

  Net cash used in operating activities                                            (6,125)         (8,475)      (17,859)
                                                                                 ---------       ---------    ----------

  Investing activities:
       Purchases of property and equipment                                         (3,217)         (1,021)        (1,914)
       Increase in other assets                                                    (1,604)          ---            ---
       Purchases of marketable securities                                            ---             (736)         ---
       Proceeds from sale of marketable securities                                    893           1,777          1,353
       Change in notes receivable                                                   1,050          (2,466)        (5,000)
       Proceeds from sale of CNC preferred stock                                      ---           ---            2,500
       Proceeds from sale of land                                                      67           ---            ---
       Cash payment on acquisition                                                 (1,333)          ---            ---
       Increase in investments in affiliate                                          (400)          ---            ---
       Net proceeds from the sale of APC and C&L assets                              ---            2,861            640
       Net change in discontinued operations                                         ---             (401)          (985)
       Other items                                                                   ---            ---              283
                                                                                 --------        --------       --------

  Net cash (used) provided by investing activities                                 (4,544)             14         (3,123)
                                                                                 ---------       --------       --------

  Financing activities:
       Increase in borrowings on line of credit                                     1,133           ---            ---
       Increase in notes payable                                                      262           ---            ---
       Repayments of long-term debt                                                  (142)           (141)         (141)
       Convertible preferred stock issued, net of expenses                          6,345           ---            ---
       Common stock issued                                                            758           5,366        13,918
       Convertible debt issued                                                       ---            6,474          ---
       Net change in discontinued operations                                         ---              275         3,314
       Other items                                                                   (208)            152          (508)
                                                                                 ---------       --------       -------

  Net cash provided by financing activities                                         8,148          12,126        16,583
                                                                                 --------        --------       -------
  Increase (decrease) in cash and cash equivalents                                 (2,521)          3,665        (4,399)

  Cash and cash equivalents:
       At beginning of year                                                         3,746              81         4,480
                                                                                 --------        --------       -------

       At end of year                                                            $  1,225        $  3,746       $    81
                                                                                 ========        ========       =======

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

--------------------------------------------------------------------------------
NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------------------------

The consolidated group (hereafter referred to as the "Company") included the following companies during the past three years:

Coyote Network Systems, Inc. ("CNS"), formerly The Diana Corporation
CNS and its wholly-owned non-operating subsidiaries are included in the consolidated group for all three fiscal years. CNS's activities historically consisted primarily of corporate administrative and investing activities.

Coyote Technologies, LLC ("CTL"), formerly Sattel Communications, LLC
Since fiscal 1997, CNS has owned 100% of Coyote Technologies, Inc. ["CTI", fka, Sattel Communications Corp. ("SCC")] (see Note 3). CTI, through its subsidiary CTL, is a provider of telecommunication switches and IP gateways. CTI has an ownership interest in CTL, a limited liability company, of approximately 80% and certain additional preferential rights (see Note 3). Its activities consist primarily of development, production and sale of scalable telecommunications switches and Internet protocol based gateway systems to telecommunications service providers.

Coyote Gateway, LLC ("CGL" dba American Gateway Telecommunications)
On April 16, 1998, the Company established Coyote Gateway, LLC, a Colorado limited liability company. The Company owns 80% of CGL, and American Gateway Telecom, Inc., a Texas corporation ("AGT") owns 20%. Its principal activities consist of the wholesaling of long distance services.

INET Interactive Network System, Inc. ("INET")
On September 30, 1998, the "Company" completed the acquisition of INET Interactive Network System, Inc. ("INET"), through the merger of INET into a wholly owned subsidiary of the Company. INET is a provider of international long distance services to commercial and residential "affinity" groups. INET markets international long distance services to primarily French and Japanese affinity groups.

Coyote Communications Services, LLC ("CCS")
Formed in January 1999, CCS provides customer support and consulting services including network integration, network design, switch provisioning, outsourcing, on-site technical support, remote monitoring, 7x24 customer support, billing administration and help desk support.

TelecomAlliance
Formed in November 1998, TelecomAlliance is a joint venture between CNS and Profitec. TelecomAlliance plans to offer its customers an alternative to traditional capital-intensive private network provisioning, with a national multi-service Internet-Protocol based platform that can be leased by a carrier to extend or supplement their current network, or to build a new network from scratch. As of March 31, 1999, TelecomAlliance was still in the organizational phase and had not commenced operations.

Investments in 20-50% owned subsidiaries in which management has the ability to exercise significant influence are accounted for using the equity method of accounting. Accounts and transactions between members of the consolidated group are eliminated in the consolidated financial statements.

Certain prior year balances have been reclassified in order to conform to current year presentation.

Business Risk
-------------------------------------------------

As discussed in Note 2 below, the Company has substantially completed a major restructuring that resulted in the disposition of several operations. The Company's primary operations are now the production and sale of telecommunication switches and Internet Protocol based gateways to telecommunication service providers. The telecommunications equipment market, in general, is characterized by rapidly changing technology, evolving standards, changes in end-user requirements and frequent new product introductions and enhancements. In addition, the purchasers of the Company's switches are primarily early stage entrepreneurial companies with limited operating histories and financial resources. Thus, the Company's sales and profit recognition are heavily dependent on the availability of third party financing for its customers. The Company is also engaged, through AGT and INET (see Note 4), in the wholesaling and retailing of international long distance service.

After the restructuring, the Company's operations are similar to those of an early-stage enterprise and are subject to all the risks associated therewith. These risks include, among others, uncertainty of markets, ability to develop, produce and sell profitably its products and services and the ability to finance operations. Management believes that it has made significant progress on its business plan in fiscal 1999 and to date in fiscal 2000. Significant actions in this progress include increasing sales in fiscal 1999, commencing operations of AGT and INET, resolving the class action lawsuit (See Note 7) and recently raising additional equity investment (see Notes 8 and 16). However, the Company remains constrained in its ability to access outside sources of capital until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. Management believes that it will be able to continue to make progress on its business plan and mitigate the risks associated with its business, industry and current lack of working capital.

Financial Instruments
--------------------------------------------------

The carrying values of cash and cash equivalents, marketable securities, receivables, accounts payable and borrowings at March 31, 1999, and March 31, 1998, approximate fair value.

Marketable Securities
--------------------------------------------------

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

Gains on sales of available-for-sale securities totaled $877,000, $242,000 and $0 in fiscal 1999, 1998 and 1997, respectively; and losses totaled $0, $397,000 and $736,000 in fiscal 1999, 1998 and 1997, respectively.

Non-Marketable Securities
---------------------------------------------------

Non-marketable securities are accounted for on a lower of cost or market basis. A write-down to market is recognized on the determination that a permanent impairment of value has occurred.

Inventories
--------------------------------------------------

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories consist of the following (in thousands):

                                              March 31, 1999     March 31, 1998
                                              --------------     --------------
   Raw materials and work-in-progress               $2,645           $ 2,376
   Finished goods                                      253               152
   Consigned and with customers                      1,074               994
   Allowance for excess and obsolete inventory      (1,842)           (1,400)
                                                    ------           -------
                                                    $2,130            $2,122
                                                    ======            ======

Property and Equipment
--------------------------------------------------

Property and equipment are stated at cost. Provisions for depreciation are computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets which range from three to eighteen years. Depreciation for income tax purposes is computed on accelerated cost recovery methods. Expenditures which substantially increase value or extend asset lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following (in thousands):

                                              March 31, 1999     March 31, 1998
                                              --------------     --------------
    Land                                           $     0           $     50
    Fixtures and equipment                          10,249              3,151
                                                   -------           --------
                                                    10,249              3,201
    Less accumulated depreciation                   (2,057)              (810)
                                                   --------          ---------
                                                   $ 8,192           $  2,391
                                                   =======           ========


Intangible Assets
--------------------------------------------------

Intangible assets, net of amortization, consist of the following (in thousands):

                                              March 31, 1999     March 31, 1998
                                              --------------     --------------
    Intellectual property rights                  $  3,316           $  3,519
    Goodwill                                         2,167              ---
    Other                                              137                 23
                                                  --------           --------
                                                   $ 5,620           $  3,542
                                                   =======           ========

The Company amortizes the intellectual property rights for the DSS Switch over a 20-year period on a straight-line basis. The Company amortizes the goodwill created through the acquisition of INET in October 1998 over a five-year period on a straight-line basis. Accumulated amortization was $1.1 million and $0.5 at March 31, 1999 and 1998, respectively.

In fiscal 1997, the Company adopted the provisions of SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles and goodwill related to those assets to be held and used and for long-lived assets and certain identifiable intangibles to be disposed of. The adoption of this standard did not have a material effect on the Company's consolidated results of operations or financial position.

Pursuant to SFAS No. 121, long-lived assets and intangible assets are reviewed for impairment whenever events or circumstances provide evidence that suggest that the carrying amount of the asset may not be recoverable. Impairment is generally determined by using estimated undiscounted cash flows over the remaining amortization period. If the estimates of future undiscounted cash flows do not support recoverability of carrying value of the asset, a loss is recognized for the difference between the fair value and carrying value of the asset.

The Company obtained an independent appraisal in support of the recoverability of the net book value of property and equipment and the DSS Switch intellectual property rights at March 31, 1997.

Revenue Recognition
--------------------------------------------------

Revenue from product sales is generally recognized upon shipment. Revenues subject to significant future obligations, restrictions or contingencies, or dependent on future events are deferred until the obligation, restriction or contingency is resolved or the future event has taken place. Gross profits related to transactions with customers without established credit-worthiness are deferred and recognized using the cost recovery method or until a creditworthy third party (usually a leasing company) assumes the obligation. Revenue related to long-distance services is recognized at the time of usage.

Credit and Other Concentrations
--------------------------------------------------

For the year ended March 31, 1999, third party lessors were involved in approximately 82% of net sales. For the year ended March 31, 1998, a third party lessor was involved in approximately 40% of net sales and sales to Apollo Inc. accounted for approximately 19% of net sales (see Note 4). For the year ended March 31, 1997, Concentric Network Corporation accounted for approximately 94% of net sales. At March 31, 1999 and 1998, two third-party lessors accounted for 77% and 41% of gross receivables, respectively. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral other than, in certain instances, a perfected security interest in the related equipment. In addition, approximately 11% of inventory purchased during fiscal 1998 was supplied by Sattel Technologies, Inc.
("STI").

Product Warranty
--------------------------------------------------

Estimated product warranty costs are charged to operations at the time of shipment. Warranty costs to date have been insignificant.

Research and Development Costs
--------------------------------------------------

Engineering, research and development costs include all engineering charges related to new products and product improvements, and are charged to operations when incurred. Software development costs are capitalized once technological feasibility is established.

Income Taxes
---------------------------------------------------

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes".

Loss Per Common Share
---------------------------------------------------

The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share. Because of the net losses in fiscal 1997, 1998 and 1999, the effect of options and warrants are not included in the calculations of loss per common share. Loss per share amounts for the years ended March 31, 1997 and 1998 have been restated to reflect the effect of the Company's 5% stock dividend on November 4, 1998.

Use of Estimates
---------------------------------------------------

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

Statement of Cash Flows
---------------------------------------------------

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

--------------------------------------------------------------------------------
NOTE 2   DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

In November 1996 (and revised in February 1997), the Board of Directors of Coyote Network Systems, Inc. (the "Company") approved a restructuring plan (the "Restructuring") to separate its telecom switching equipment business (the "CTL Business") from the following businesses:

                           Segment                                 Company
                         ----------                               ---------
         Telecommunications equipment distribution                C&L
         Wire installation and service                            Valley
         Wholesale distribution of meat and seafood               Entree/APC

On February 3, 1997, the Board of Directors of the Company approved the sale of a majority of the assets of APC to Colorado Boxed Beef Company ("Colorado"). The sale closed on February 3, 1997. On November 20, 1997, the Company completed the sale of its telecommunications equipment distributor subsidiary, C&L Communications, Inc. ("C&L"), to the management of C&L. In March 1998, the Company reached agreement on the sale of its 80% owned wire installation and service subsidiary, Valley Communications Inc. ("Valley"), to Technology Services Corporation ("TSC").

The components of net assets and liabilities of discontinued operations consist only of the meat and seafood segment and are as follows (in thousands):



                                                         1999         1998
                                                        ------       ------
  Other current assets                                  $  ---       $    7
  Property and equipment, net                             2,572       2,572
  Long term debt                                           (688)       (740)
                                                        --------     -------
  Net non-current assets of discontinued operations     $ 1,884      $1,839
       Reserve for loss on disposal                      (1,650)       (930)
                                                        --------     -------
       Net assets of discontinued operations            $   234      $  909
                                                        =======      ======

The 1997 estimated loss on disposal of discontinued operations consists of the following (in thousands):

  Estimated  operating  losses for the disposal period and
     loss on disposal of C&L and Valley                             $ 2,054
  Operating  losses for the  disposal  period and loss on
     the disposal of APC                                              2,550
  Investment  banking  fees,  including  the fair  value
     of a warrant to purchase common stock                            1,100
  Professional fees incurred in connection with the spin-off            854
  Severance payments to Messrs. Fischer, Runge and Lilly
     (see Note 12)                                                      508
  Charge due to acceleration of deferred compensation
     payments to Messrs. Fisher and Runge (see Note 12)                 137
  Other                                                                 347
                                                                     ------
                                                                    $ 7,550

The Company believes that the net assets of discontinued operations are recorded at approximate net realizable value at March 31, 1999.

As of June 18, 1999, the Company had collected all cash related to the sale of discontinued operations except $410,000 due under a note and the only asset of discontinued operations was real estate related to the land and buildings of the discontinued APC operation. The real estate is listed for sale. Based upon an estimate of the current market value of the real estate, the Company took an additional charge of $900,000 in the second quarter of fiscal 1999. The asset book value as of March 31, 1999 was $234,000, net of mortgages and reserves applicable to the property.

Operating results, net of minority interest, relating to the discontinued operations for fiscal year 1997 through the measurement date of November 20, 1996 are as follows (in thousands):

                                      Fiscal Year Ending March 31, 1997
                               ------------------------------------------------
                                 Meat      Telecomm-      Wire
                                  and      unications  Installation
                                 Seafood   Equipment    and Service    Total
                                --------   ---------   ------------ ----------
Net sales                       $188,853   $  19,750    $  11,540   $  220,143
                                ========   =========    =========   ==========
Earnings (loss) from
  discontinued operations       $   (584)  $    (51)    $      10   $     (625)
                                =========  =========    =========   ===========

--------------------------------------------------------------------------------
NOTE 3   CAPITAL STRUCTURE OF CTL
--------------------------------------------------------------------------------

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

During fiscal 1997, CTL granted subordinated equity participation interests, which amount to approximately a 20% effective ownership interest (before consideration of the subordination provisions) in CTL, to certain employees of the Company. The Company's effective ownership of CTL is approximately 80% as a result of these transactions. CTL is a California Limited Liability Company owned by members (the "Members") owning either of two classes of interests, the "Class A Units" and the "Class B Units" (collectively, the "Units"). SCC holds 8,000 Class A Units. Additional Class A Units are held by Charles Chandler, a former employee, and Sydney Lilly, a former director and former Executive Vice President of the Company. Mr. Chandler and Mr. Lilly hold 350 and 100 Class A Units, respectively. Aggregate capital contributed to CTL related to these Class A Units totaled $242,000. Initially, 1,550 Class B Units were issued to employees of CTL in connection with their continued employment, without capital contribution therefor.

No compensation expense was recognized in fiscal 1997 upon the granting of the Class B Units to the employees. The estimated fair value of such units at the date of grant was considered immaterial to the financial statements based on the subordinated nature of the interests resulting from the priority distributions payable to holders of Class A Units. Compensation expense was to be recognized prospectively when it becomes probable that a conversion or other defined triggering event will occur. If the Company exercises its option to repurchase equity interests previously granted to employees, total compensation cost would be equal to the cash paid upon the repurchase.

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

In September 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of CNS and CTL at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement discussed above and the conversion into Company common stock at the option of the holder. Consequently, there is a compensation charge of $4,016,000 recorded in the second quarter of fiscal 1998. This charge is based on the value at September 4, 1997 of 630,000 shares of Company common stock at $6.375 per share that will be issuable to Class B Unit Holders. Assuming that Class A Units, other than those held by SCC, are convertible on the same basis as a result of the Board of Directors' authorization discussed above, an additional charge of $1,506,000 was also recorded in the second quarter of fiscal 1998 based on 236,250 shares of Company common stock and a per share price of $6.375.

In fiscal 1999, certain Class B Unit holders converted a total of 138 Units into shares of Company common stock in accordance with the amended terms for conversion. Certain current and former employees of CTL continue to collectively own 1,369 Class B Units, representing all of the Class B Units currently outstanding. The following table reflects the current ownership of the Class B Units by the management of CTL and others as of June 15, 1999:

                     Name                  Class B Units
               ---------------             -------------
               James J. Fiedler                350
               Daniel W. Latham                212
               David Held                      250
               Bruce Thomas                    250
               Others                          307

--------------------------------------------------------------------------------
NOTE 4   ACQUISITIONS
--------------------------------------------------------------------------------

NUKO
------------------------------------------

In December 1997, the Company entered into a letter of intent regarding a merger with NUKO Information Systems, Inc. ("NUKO"). NUKO is a manufacturer of compression and transmission technology for a variety of video applications. The Company subsequently was unable to reach agreement with NUKO on the transaction and withdrew its offer in March 1998. During negotiations, and in accordance with the terms of the letter of intent, the Company advanced funds to support NUKO's ongoing activity. Including the interest, the total funding advanced to NUKO and now owed to the Company of $1.9 million is secured by a pledge to the Company of shares of stock owned by NUKO in iCompression, Inc. (fka, Internext Compression, Inc.). In April 1998, NUKO filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In May 1999, the Company received an offer to purchase the collateral for a total price of $1.9 million. The Company has accepted this offer subject to NUKO's right of first offer to purchase the shares. This amount is included in notes receivable - current in the accompanying balance sheet.

Systeam
------------------------------------------

In fiscal 1998, the Company invested $750,000 in Systeam, S.p.A. Based in Rome, Italy, Systeam develops voice, data, video and Internet solutions. This investment represents an approximately 9% equity ownership of Systeam. In February 1999, the Company announced that it signed a definitive agreement to acquire controlling interest in Systeam by increasing its equity position to 60% from 9%, for approximately $5.0 million in cash, including $1.5 million for working capital and 880,000 unregistered shares of Company common stock. As part of the Systeam acquisition, the Company also will acquire an indirect controlling interest in Smartech, an information technology-consulting firm that provides software solutions for telecom, financial service and utility companies. Smartech is 51% owned by Systeam. In March 1999, the Company advanced to Systeam an additional $550,000 toward the option to achieve the planned 60% equity position. This amount is included in other assets in the accompanying balance sheet. The investment in Systeam is accounted for using the cost method.

Coyote Gateway
--------------------------------------------

On April 16, 1998, the Company established Coyote Gateway, LLC, a Colorado limited liability company ("CGL"). The Company owns 80% of CGL and American Gateway Telecommunications, Inc., a Texas corporation ("AGT"), and other minority investors own 20%. In consideration of its 20% ownership interest, AGT contributed assets to CGL, consisting of customer contracts for the transmission of international telephone minutes and vendor and carrier contracts to service those contracts.

INET
--------------------------------------------

On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc. ("INET") through the merger of INET into a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company made total cash payments of $1.0 million and issued a total of 198,300 shares of the Company's common stock as consideration for the outstanding shares of INET capital stock, the cancellation of certain warrants to purchase shares of INET common stock, the transfer of certain lines of credit and certain contractual releases. The Company also agreed to forgive and extinguish all loans and advances in the amount of $433,000 which had been made to INET prior to the merger, of which $333,000 was advanced in fiscal 1999. As further consideration, the Company will issue earnout shares of the Company's common stock to the former INET shareholders in five installments based upon certain earning targets for the period from October 1, 1998 to March 31, 2001. The maximum amount payable under the earnout agreement is $2.0 million payable in Company common stock to be valued at certain average trading prices at the time any earnout is payable. Since the earnings targets have not yet been achieved, no earnout stock has been provided as of March 31, 1999. In connection with the acquisition of INET, the Company recorded goodwill of $2.6 million. (See Note 1 - Intangible Assets).

Crescent
----------------------------------------------

In September 1998, the Company acquired a 19.9% equity position in Crescent Communications, Inc. ("Crescent"). Crescent is an early stage entity formed to provide primarily wholesale telecommunication services to select international markets. The Company acquired this minority interest for the sum of $1.3 million represented by a cash payment of $0.4 to Crescent and $0.9 in the form of a discount granted on switching equipment sold to Crescent (through a third-party lessor) in September 1998, this investment is accounted for using the cost method. As of March 31, 1999, Crescent was not yet running telecommunications traffic through its switching equipment and the Company recorded a $0.5 realization reserve on this investment.

Apollo
-----------------------------------------------

In February 1999, the Company entered into an agreement, subject to certain conditions, to acquire Apollo Telecom, Inc. ("Apollo"). Apollo subsequently was unable to meet the stipulated conditions and the Company withdrew its offer in April 1999. During the negotiations and in connection with the proposed acquisition, the Company advanced funds to Apollo in part secured by a Class II Telecommunications License to originate and terminate traffic in Tokyo, Japan. The total funding advanced to Apollo as at March 31, 1999 was $1.1 million. In April 1999, subsequent to the withdrawal of the Company's acquisition offer, Apollo filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company subsequently obtained the Japanese license which has an estimated market value of $220,000.


--------------------------------------------------------------------------------
NOTE 5   OTHER CURRENT ASSETS
--------------------------------------------------------------------------------

At March 31, 1999, the Company had deposits with long distance carriers of $5.2 million. In the fourth quarter of fiscal 1999, the Company recorded a reserve of $2.0 million related to various deposits made with long distance carriers. The financial viability of some of the carriers has raised concern regarding the ultimate realization of the deposits. This provision is included in general and administrative expenses in the accompanying financial statements.

--------------------------------------------------------------------------------
NOTE 6   DEBT
--------------------------------------------------------------------------------

Debt consists of the following (in thousands):
                                                      March 31,   March 31,
                                                        1999         1998
                                                      ---------   ---------
  Subordinated debentures due January 2002            $  1,675    $ 1,817
       and capitalized interest
  8% Convertible loan due December 2000                  ---        3,673
  Note payable bearing interest at 10% payable in
       monthly installments through February 2000          436      ---
  Capital lease obligations                              2,568      ---
                                                      --------    -------
                                                         4,679      5,490
  Less current portion                                  (1,315)      (141)
                                                      --------    -------
                                                      $  3,364    $ 5,349
                                                      ========    =======

The subordinated debentures consist of principal of $1,254,000 and capitalized interest of $421,000 at 11.25%. These debentures, which were issued in January 1992, are unsecured. The payment of cash dividends by the Company is restricted by the subordinated debentures which provide that the consolidated tangible net worth of the Company cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures, or $1,254,000.

Approximate annual amounts payable by the Company on debt and capital leases are as follows (in thousands):
                                                        Capital
                                           Debt         Leases       Total
                                          -------      --------     -------
      2000                                $   577      $   857      $ 1,434
      2001                                    141          696          837
      2002                                  1,393          684        2,077
      2003                                   ---           668          668
      2004                                   ---           150          150
                                          -------      -------      -------
                                            2,111        3,055        5,166
    Less amount representing interest        ---          (487)        (487)
                                          -------      --------     --------
                                            2,111        2,568        4,679
    Less current portion                     (577)        (738)      (1,315)
                                          --------     --------     --------
                                          $ 1,534      $ 1,830      $ 3,364
                                          =======      =======      =======

As of March 31, 1999, the Company has notes payable with PrinVest of $8.2 million secured by certain assets and by 708,692 shares of the Company's common stock and bearing interest at the bank's prime rate (7.75% at March 31, 1999) plus 1/2%. The notes were repayable on demand. (See Notes 12 and 15). In July 1999, the payment date was extended to December 2001.

The Company also has a $2.2 million revolving line of credit secured against certain trade receivables, bearing interest at the bank's prime rate plus 4%. As of March 31, 1999, $1.1 million has been drawn against this line of credit. This line of credit is renewable annually on March 1st .

--------------------------------------------------------------------------------
NOTE 7   COMMITMENTS AND CONTINGENCIES
--------------------------------------------------------------------------------

The Company leases its facilities and various equipment under non-cancelable lease arrangements for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases. Total rental expense under operating leases in fiscal 1999, 1998 and 1997 was $931,000, $310,000, $279,000, respectively.

Future minimum payments under non-cancelable operating leases with initial terms of one year or more for fiscal years subsequent to March 31, 1999 are as follows (in thousands):

        2000..............................         $1,169
        2001..............................          1,097
        2002..............................          1,110
        2003..............................          1,053
        2004..............................            441
                                                ---------
                                                 $  4,870

Coyote Network Systems, Inc. (The Diana Corporation) Securities Litigation (Civ. No. 97-3186) The Company was a defendant in a consolidated class action, In re The Diana Corporation Securities Litigation, that was pending in the United States District Court for the Central District of California. The Consolidated Complaint asserted claims against the Company and others under Section 10(b) of the Securities Exchange Act of 1934, alleging essentially that the Company was engaged, together with others, in a scheme to inflate the price of the Company's stock during the class period, December 6, 1994 through May 2, 1997, through false and misleading statements and manipulative transactions.

On or about February 25, 1999, the parties executed and submitted to the court a formal Stipulation of Settlement, dated as of October 6, 1998. Under the terms of the settlement, all claims asserted or that could have been asserted by the class are to be dismissed and released in return for a cash payment of $8.0 million (of which $7.25 million was paid by the Company's D&O insurance carrier on behalf of the individual defendants and $750,000 was paid by Concentric Network Corporation, an unrelated defendant) and the issuance of three-year warrants to acquire 2,225,000 shares of the Company's common stock at per share prices increasing from $9 in the first year, $10 in the second year and $11 in the third year. The cash portion of the settlement was previously paid into an escrow fund pending final court approval. The warrants were fully reserved by the Company in fiscal 1998.

On June 9, 1999, the Court rendered its Final Judgment and Order approving the settlement set forth in the Stipulation of Settlement. No objections to the approval of the settlement were filed.

The Company is also involved with other proceedings or threatened actions incident to the operation of its businesses. It is management's opinion that none of these matters will have a material adverse effect on the Company's financial position, results of operations or cash flows.

Nasdaq and Securities Exchange Commission
----------------------------------------------------

On December 9, 1998, TheStreet.com, an Internet publication, published articles questioning the Company's reported equipment sale through Comdisco, Inc. to Crescent Communications (see Notes 4 and 12). The articles implied that Crescent Communications, Inc. did not exist, leading to the conclusion that the sale was not valid. The article also discussed a Form S-3 Registration Statement, indicating that numerous insiders were "poised to sell huge chunks" of their holdings. Immediately following the publication of these articles, the trading volume in the Company's common stock reached approximately 2.2 million shares, a number significantly in excess of historical trading level, and the common stock price declined more than 50%. As a result of the articles and the significant trading in the Company's common stock, The Nasdaq National Market suspended trading in the Company's common stock on Thursday, December 10, 1998. After the Company issued two press releases responding to the articles and further clarifying the transaction with Crescent Communications, The Nasdaq National Market resumed trading in the stock on Friday, December 11, 1998.

Since the publication of the articles, The Nasdaq National Market and the Securities and Exchange Commission have asked the Company to provide documents and other material about the Crescent Communications transaction and other transactions. The Company is cooperating with both The Nasdaq National Market and the Commission in connection with these requests. However, because of the Commission's practice of keeping its investigations confidential, the Company does not know whether the Commission is in fact investigating the matter and, if so, the status of such matter. Investigations by the Commission and/or The Nasdaq National Market may cause disruption in the trading of the common stock and/or divert the attention of management. In addition, an adverse determination in any such investigation could have a material adverse effect on the Company. The Commission and The Nasdaq National Market could impose a variety of sanctions, including fines, consent decrees and possibly de-listing.

--------------------------------------------------------------------------------
NOTE 8   SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Options and Warrants
------------------------------------------------------------

The Company has plans under which options to acquire up to 3,090,463 shares of the Company's common stock may be granted to directors, officers, key employees, consultants and non-employee directors of the Company and its subsidiaries. At March 31, 1999, options for 1,256,926 shares were available for grant under these plans. These plans are administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under each plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. The term of options granted shall not exceed 11 years from the date of grant of the option or from the date of any extension of the option term.

The following table summarizes the transactions for the option plans as well as for warrants issued for the last three fiscal years:

                                                 Option Price Per                Warrant Price
                                    Options            Share        Warrants       Per Share
 Outstanding at March 30, 1996        971,158      $ 1.95 - 19.05      ---            ---
          5% stock dividend            53,119           ---            ---            ---
          Granted                     135,024       5.00 - 27.00       ---            ---
          Cancelled                  (320,941)         19.05           ---            ---
                                     ---------                     -----------

 Outstanding at March 31, 1997        838,360      $ 1.95 - 27.00      ---            ---
          Revalued - cancelled        (81,838)     19.05 - 27.00       ---            ---
          Revalued - granted           81,838           3.00           ---            ---
          Granted                     284,250       3.00 - 7.72      2,329,198   $2.14 - 6.86
          Exercised                  (442,956)      1.95 - 5.55        ---            ---
          Cancelled                  (175,680)      5.53 - 27.00       ---            ---
                                     ---------                     -----------

 Outstanding at March 31, 1998        503,974      $ 1.95 - 19.05    2,329,198    2.14 - 6.86
          5% stock dividend            62,238           ---            149,045        ---
          Granted                   1,054,994       3.42 - 16.00       651,667    2.86 - 8.33
          Exercised                  (105,713)      2.86 - 9.00        ---            ---
          Cancelled                  (205,625)      2.86 - 19.05       ---            ---
                                   -----------                     -----------
 Outstanding at March 31, 1999      1,309,868      $1.95 - 16.00     3,129,910   $2.14 - 6.86
 Exercisable at March 31, 1999        305,997                        3,129,910


                                           Weighted Average             Weighted
                              Weighted        Remaining                  Average
 Option Price  Outstanding     Average       Contractual   Exercisable  Exercise
  Per share      Options    Exercise Price   Life (Years)   Options      Price
 -----------   -----------  --------------  -------------- -----------  --------
    $1.86         25,526        $1.86            2.76        25,526       $1.86
 2.86 - 3.93     637,268         3.49            5.07       206,091        3.06
 3.99 - 6.01     268,790         5.00            4.27        60,551        4.63
 6.13 - 7.38     291,182         6.66            4.43        13,829        6.18
 7.56 - 16.00     87,102         8.71            4.60          ---          ---
               ---------                                    -------
               1,309,868        $4.82            4.69       305,997       $3.41
               =========                                    =======

                                                              Weighted Average
    Warrant Price   Outstanding      Weighted Average     Remaining Contractual
     Per share       Warrants         Exercise Price          Life (Years)
    -------------   -----------      ----------------     ---------------------
    $2.14 - 3.81      2,460,728           $2.78                   3.28
     3.99 - 6.86        142,431            5.68                   2.26
     8.01 - 8.33        526,751            8.08                   3.92
                     ----------
                      3,129,910           $3.80                   3.34
                      =========

The Company accounts for plans under APB Opinion No. 25, under which the total compensation expense recognized is equal to the difference between the option exercise price and the underlying market price of the stock at the measurement date. The Company has adopted the disclosure-only provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

The following pro forma net loss and net loss per common share information assumes that compensation cost was recognized for the vested portion of the awards granted in those years, based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 (in thousand, except per share amounts):

                                              1999          1998        1997
                                              ----          ----        ----
    Net loss            -  as reported     $ (14,743)   $ (34,155)   $(21,018)
                        -  proforma          (15,461)     (34,439)    (21,500)
    Net loss per share  -  as reported         (1.50)       (4.60)      (3.80)
                        -  proforma            (1.58)       (4.64)      (3.88)

The  fair  value of each  grant is  estimated  on the  date of grant  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions for grants in fiscal 1997, 1998 and 1999:

                                           1999            1998         1997
                                           ----            ----         ----
   Expected stock price volatility     90% - 114.3%       130.90%        93.3%
   Risk free interest rate                 5.95%            5.95%         6.2%
   Expected life                      2.0 - 5.0 years    5.0 years    4.8 years

The weighted average exercise prices per share for options outstanding and exercisable at March 31, 1999 are $4.82 and $3.41, respectively. The weighted average exercise prices per share for options outstanding and exercisable at March 31, 1998, are $5.00 and $6.06, respectively. The weighted average fair value of options granted during fiscal 1997, 1998 and 1999 is $17.65, $3.95 and $4.04 per share, respectively. The weighted average remaining contractual life for outstanding options at March 31, 1998 and March 31, 1999 is 3.65 years and
4.69 years, respectively.

In February 1998, the Company's Board of Directors approved and adopted the establishment of a Non-Employee Director Stock Option Plan and to date has granted stock options to purchase 20,000 shares of the Company's common stock to each of the three non-employee directors. These options have a five-year term, are fully vested and have exercise prices of $3.42 and $4.39 per share. This plan is included in the above transaction table of options.

In fiscal 1997, the Company recognized compensation expense of $125,000 in connection with the issuance of restricted stock and the amendment of certain previously issued stock options.

In connection with the issuance of the convertible notes in July and December 1997, the Company issued 85,648 warrants at fair market value estimated using the Black-Scholes option-pricing model of $384,000. These costs were originally capitalized in other assets and amortized over the term of the debt as non-cash interest expense. Upon conversion, the unamortized portion was credited to additional paid in capital.

During fiscal 1997, the Company made a commitment to issue a warrant to an investment banker for services provided in connection with the Restructuring to purchase 100,000 shares of the Company's common stock at $22.63 per share (see
Note 2). The warrant can be exercised at any time through February 2000. The Company recorded the fair value of the warrant within discontinued operations (see Note 2). The fair value of the warrant of $800,000 was estimated using the Black-Scholes option-pricing model.

In fiscal 1998, the Company issued two warrants to an investment banker for services provided in connection with the Restructuring to purchase a total of 324,000 shares of the Company's common stock at $2.25 per share. The Company recorded the fair value of the warrants of $503,000 as an expense in fiscal 1998. The fair value of the warrants of $503,000 was estimated using the Black-Scholes option-pricing model.

In March 1998, the Company issued a warrant to a leasing company for services provided in connection with customer financing to purchase 38,800 shares of the Company's common stock at $4.00 per share. The Company recorded a fair value of the warrants as an expense in the fourth quarter ended March 31, 1998 of $123,000 using the Black-Scholes option-pricing model.

In fiscal 1999, the Company issued two five-year term warrants to a leasing company for services provided in connection with customer financing to purchase 75,000 shares and 70,000 shares of the Company common stock at $8.75 per share and $8.50 per share, respectively. The Company recorded a fair value of the warrants of $485,000 as an expense in fiscal 1999. The fair value was estimated using the Black-Scholes option-pricing model.

Through June 19, 1999, none of the above warrants have been exercised.

At March 31, 1999, the Company had 3,940,285 shares of common stock reserved and available for warrants and for the conversion of Class A and B Units as described in Note 12 - Related Party Transactions.

As described in Note 7 above, an agreement has been reached to settle the claims against the Company and its subsidiaries in The Diana Securities Litigation. Under the terms of the agreement, the Company anticipates that it will issue warrants for 2,225,000 shares of the Company common stock with an expected life of three years from date of issuance. Such warrants will have an exercise price of $9.00 per share if exercised during the first year from date of issue and an exercise price of $10.00 per share or $11.00 per share if exercised during the second year or third year, respectively. The Company recorded the fair value of the warrants of $8,000,000 as an expense in fiscal 1998. The fair value was estimated using the Black-Scholes option-pricing model. These warrants are not included in the above table.

Convertible Preferred Stock and Warrants
----------------------------------------------------

In September 1998, the Company entered into a private placement agreement and issued 700 shares of 5% Series A Convertible Preferred Stock, par value $.01, with a liquidation value of $10,000 per share. The total cash received by the Company was $6,345,000 after payment of $655,000 for fees and expenses associated with the issue. The preferred stock has no voting rights and is convertible, subject to certain limitations and restrictions, into shares of common stock, after a minimum holding period of 120 days, based upon a per share common stock price that will be the lesser of the initial conversion price as defined in the contract or 87% of the average of the three lowest per share market values during the ten trading day period prior to an applicable conversion date. The holders of Preferred Stock are entitled to receive 5% cumulative dividends per annum. No dividends can be paid or declared on any Common Stock unless full cash dividends, including past dividends declared, have been paid on the Preferred Stock. During fiscal 1999, the Company declared and paid cash dividends of $205,000 on the Preferred Stock.

In conjunction with this agreement, the Company issued warrant rights to the investment participant to purchase 225,000 shares of common stock at a warrant exercise price of $8.43 per share. The term of the warrants is three years.

In May 1999, in connection with a private placement, a partial redemption of the 5% Series A Convertible Preferred Stock was consummated and the terms for future conversion of the remaining balance into Company common stock were revised. (See
Note 16 - Subsequent Events).

Common Stock and Convertible Notes
--------------------------------------------------

In July 1997, the Company issued 1,880,750 shares of its common stock at $2.00 per share in a private placement. The Company received $3,362,000 from the private placement, net of fees of $400,000. In addition, warrants to purchase 1,880,750 shares of the Company's common stock at $3.00 per share were issued. The warrants are exercisable immediately and expire five years from issuance. Mr. Fiedler, the Company's Chairman and Chief Executive Officer, participated in the private placement and purchased 175,000 shares of common stock and received warrants to purchase 175,000 shares of the Company's common stock. In addition, Mr. Stephen W. Portner, a director, and his daughter collectively participated in the private placement and purchased 11,250 shares of common stock and received warrants to purchase 11,250 shares of the Company's common stock. The common stock and common stock warrants issued in the private placement are subject to registration rights.

In July 1997, the Company received $2,235,000 upon the issuance of $2,500,000 in 8% convertible notes. As of December 31, 1997, the full value of notes and accrued interest to the date of conversion had been converted into the Company's common stock. Common stock totaling 484,964 shares was issued in connection with conversions of $2,545,000 of convertible notes and accrued interest at a weighted average conversion price of $5.25 per share, which represented a conversion price of 80% of the average closing bid price on the conversion date in accordance with the terms of the notes. A finance charge of $625,000 was recorded in the fourth quarter of fiscal 1998 in respect of this discount value.

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

                   15 Day Average                         Applicable Discount
              Closing Transaction Price
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

As of June 9, 1998, the full value of notes and accrued interest to the date of conversion had been converted into Company common stock. Common stock totaling 1,404,825 shares was issued in connection with conversions of $5,133,000 of convertible notes and accrued interest.

In October 1998, the Board of Directors approved the declaration of a 5% common stock dividend. Based upon an established record date of October 21, 1998, the Company issued 497,623 shares of common stock on November 4, 1998. Certain contractual anti-dilution provisions reduced conversion and warrant exercise prices by a minor amount.


--------------------------------------------------------------------------------
NOTE 9   INCOME TAXES
--------------------------------------------------------------------------------

A reconciliation of the income tax credit and the amount computed by applying the statutory federal income tax rate (34%) to loss from continuing operations before extraordinary items, minority interest and income tax credit for the last three fiscal years is as follows (in thousands):

                                                              1999       1998       1997
                                                             -------   --------   -------
 Credit at statutory rate                                    $(3,097)  $(11,613)  $(4,604)
 Settlements of liabilities of unconsolidated subsidiary          (1)       (10)       (5)
 Tax effect of net operating loss not benefited                3,076     11,600     4,500
 Refund of federal income taxes paid in a prior year            ---       ---        (836)
 Other, net                                                       22         23       109
                                                             -------   --------   -------
 Income tax credit                                           $  ---    $  ---     $  (836)
                                                             =======   ========   ========

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The components of the Company's deferred tax assets and liabilities of continuing operations are as follows (in thousands):

                                                       March 31,    March 31,
                                                        1999          1998
                                                       --------     --------
    Federal net operating loss carryforwards           $ 16,818     $ 17,814
    State net operating loss carryforwards                  729        1,367
    Reserve for loss on discontinued operations             819          745
    Federal capital loss carryforward                     4,758          646
    Excess and obsolete inventory reserve                   337          560
    Capitalized interest in CNS debentures                  168          225
    General business credit                                 490          145
    All others                                              314          261
                                                       --------     --------
             Total deferred tax assets                   24,433       21,763
    Valuation allowance for deferred tax assets         (21,879)     (19,396)
                                                       ---------    ---------
    Net deferred tax assets                               2,554        2,367
    Intangible assets (net)                               1,407        1,407
    All others                                            1,147          960
                                                       --------     --------
             Total deferred tax liabilities               2,554        2,367
    Net deferred taxes                                 $  ---       $  ---
                                                       ========     ========

The Company has approximately $50,000,000 in both federal and state net operating loss carryforwards. These carryforwards expire at various dates through fiscal 2014. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986. Subsequent to

March 31, 1999, due to the Company's continuing financing efforts, there may be ownership changes which would significantly limit the Company's ability to immediately utilize its net operation loss carryforwards.

--------------------------------------------------------------------------------
NOTE 10  NON-OPERATING INCOME (EXPENSE) AND UNUSUAL ITEMS
--------------------------------------------------------------------------------

Non-operating income (expense) consists of the following for the last three fiscal years (in thousands):

                                                 1999      1998       1997
                                                ------    -------    -------
  Write-down of CNC preferred stock             $ ---     $  ---     $(1,060)
  Provision for losses                            ---      (2,200)      ---
  Net gains (losses) on sales of
     marketable securities                         877       (155)      (736)
  Interest income                                  278        141        427
  Warrant expense                                 (655)      ---        ---
  Other                                            (70)       127         32
                                                -------   -------    -------
                                                $  430    $(2,087)   $(1,337)
                                                ======    ========   ========

In June 1996, Concentric Network Corporation ("CNC") executed a Promissory Note for $5.0 million in favor of the Company for a bridge loan. CNC granted to the Company a warrant to purchase a split adjusted 36,765 shares of CNC Series D Preferred Stock ("CNC Preferred Stock") at a split adjusted exercise price of $20.40 per share (equal to the par value of such shares) as additional consideration for the bridge loan to CNC. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Preferred Stock. In September 1996, the Company sold to StreamLogic Corporation 1,838,234 shares, or 49% of its CNC Preferred Stock for $2.5 million. No gain or loss was recognized in connection with this sale.

In August 1997, CNC completed its Initial Public Offering at an offering price of $12.00 per share. The CNC Preferred Stock owned by the Company was automatically converted into CNC common stock immediately prior to the closing of the IPO. The value of the Company's investment in CNC Preferred Stock was approximately $1,512,000. The Company deemed this value to be the maximum fair market value of its holding on an if-converted basis at March 31, 1997 and in addition, concluded the value of that investment was permanently impaired. Consequently, the Company recorded a non-operating loss of $1,060,000 in fiscal 1997 related to the impairment of its investment. The Company was prohibited from selling 75% of its CNC common stock for six months following CNC's IPO. The Company sold 25% of its CNC common stock in August 1997 at $12.00 per share and received $396,000 and sold the remaining 75% in the fourth quarter of fiscal 1998 receiving $1,358,000 and recorded a gain on these sales of $242,000 in fiscal 1998. In March 1999, in connection with a public offering made by CNC, the Company exercised and sold the CNC common stock represented by the warrant and recorded a non-operating gain of $877,000.

In September 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of the Company at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement and the conversion into Company common stock at the option of the holder. An accrued expense charge of approximately $5,522,000 was recorded in the second quarter of fiscal 1998. This charge is based on the value at September 4, 1997, of 866,250 shares of Company common stock at $6.375 per share that will be issuable to the Class A and Class B Unit Holders.

Provisions were made for non-operating expenses of $2.2 million in fiscal 1998 for losses in connection with failed acquisitions, including funds advanced, costs of professional services, due diligence expenses, financial consulting fees and losses.

--------------------------------------------------------------------------------
NOTE 11  EXTRAORDINARY ITEMS
--------------------------------------------------------------------------------

On October 4, 1996, APC refinanced its revolving line of credit with a new lender. In connection with the refinancing, APC incurred expenses of $227,000, which are reflected in the fiscal 1997 Consolidated Statement of Operations as an extraordinary item.

In February 1997, APC sold a majority of its assets and used part of the proceeds to repay its revolving line of credit (see Note 2). APC incurred expenses of $281,000 in connection with the early repayment which are reflected in the fiscal 1997 Consolidated Statement of Operations as an extraordinary item.

--------------------------------------------------------------------------------
NOTE 12  RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

On November 11, 1996, the Company loaned $300,000 each to James J. Fiedler and Daniel W. Latham. Mr. Fiedler is the Company's Chairman and Chief Executive Officer and Mr. Latham is the Company's President and Chief Operating Officer. Messrs. Fiedler and Latham both executed unsecured Promissory Notes due November 1, 1999 which provide interest at 6.07% per annum compounded on the anniversary date and payable on November 1, 1999. In addition, each person agreed to surrender previously awarded options they each held to purchase 150,000 shares of the Company's common stock.

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

The Company entered into Separation Agreements, dated November 20, 1996 (the "Separation Agreements"), with each of Richard Y. Fisher, Sydney B. Lilly and Donald E. Runge (the "Departing Officers") that provide for termination of employment and resignation from all offices and directorships in the Company and its subsidiaries by the Departing Officers, except for Mr. Lilly's directorship of the Company. The Separation Agreements provide for payment by the Company, as of November 29, 1996, of $186,000 and $749,000, respectively, to Mr. Runge and Mr. Fisher, in settlement of deferred compensation previously earned and payments of $343,000 to Mr. Fisher and $83,000 to each of Mr. Runge and Mr. Lilly as severance settlements resulting in total payments to the Departing Officers of $1,444,000. In accordance with provisions of the Amended and Restated Employment Agreements entered into by the Company and each of the Departing Officers on April 2, 1995, each Departing Officer shall be entitled to have all medical, dental, hospital, optometrical, nursing, nursing home and drug expenses for themselves and their spouses paid by the Company for life, or in the case of Mr. Lilly, until March 31, 2000. The Separation Agreement for Mr. Fisher provides that he shall repay in full a promissory note dated April 11, 1988, in the amount of $42,469. The Separation Agreements further provided that all stock options of the Departing Officers shall remain exercisable until December 31, 1997 (April 2, 2000 with respect to 82,688 options granted to Mr. Lilly on April 2, 1995) and amends existing Stock Option Agreements with Messrs.

Fisher, Lilly and Runge to provide for, among other things, the Company to maintain the effectiveness of the Form S-8 Registration Statement currently in effect covering the exercise of the stock options. The Company has made all required payments under the Separation Agreements.

Certain of the Company's non-employee directors have provided services to the Company and/or its subsidiaries for which they were compensated. Amounts accrued or paid to all directors for these services during fiscal 1999, 1998 and 1997 are $0, $50,000 and $4,000, respectively.

In February 1997, APC conveyed its 50% ownership interest in Fieldstone Meats of Alabama, Inc. to a former officer and director of APC in consideration for past services as a director and officer of APC for his assistance in the sale of the APC business.

Mr. Fiedler, the Company's Chairman and Chief Executive Officer, loaned the Company $250,000 in June 1997. The principal amount of the loan was converted to common stock in conjunction with Mr. Fiedler's purchase of Company common stock in a private placement in July 1997. Mr. Latham, the Company's President and Chief Operating officer, loaned the Company $98,000 subsequent to March 31,
1997. This loan was repaid in July 1997. Mr. Portner, a director, purchased Company common stock pursuant to the Regulation D private placement. Mr. Fiedler advanced the Company $220,000 in March 1999, which was repaid in March 1999.

On September 4, 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of CNS and CTL at June 30, 1997. (See Note 3).

In January 1998, the Board of Directors of the Company approved an interest-free loan to Daniel W. Latham for a maximum amount of $500,000 to be used solely for the purpose of providing partial down payment monies on his purchase of a residence in California. The funding is to be secured by the residential property and is for a five-year term unless specifically extended by the Board of Directors. Earlier repayment of the loan will be demanded in the event of either (1) sale or refinancing of the property; (2) termination of Mr. Latham's employment either voluntarily or for cause; or (3) sale by Mr. Latham of all, or substantially all, of his stock in Coyote Network Systems, Inc. As of March 31, 1999, $421,000 was funded under this agreement. In October 1998, the Company amended the terms of the loan and in agreement with Mr. Latham established an annual interest rate of 6.5% to be applied to the loans and payable at the completion of the term.

In September 1998, the Company sold approximately $13.0 million of equipment to Crescent Communications, Inc. ("Crescent") through a third party leasing arrangement. In addition to the cash proceeds, the Company received an approximately 20% ownership interest in Crescent and the Company entered into a maintenance and service agreement with Crescent. The Company has deferred recognition of gross profit of approximately $2.5 million on this sale related to its equity interest in the buyer and amounts reserved for service contingencies. The entire cash proceeds related to the sale were collected prior to September 30, 1998.

On September 30, 1998, the Board of Directors of the Company accepted the tendered resignation of Mr. Lilly as a director of the Company and approved Mr. Lilly's Amended Separation Agreement ("Amendment"). The Amendment provides for payments to Mr. Lilly of $50,000 per year for five years to be paid in sixty monthly installments commencing on October 1, 1999. As of March 31, 1999, Mr. Lilly had been paid $25,000. The Amendment also extended the time period during which the Company is required to pay all medical expenses for Mr. Lilly and his spouse under the Separation Agreement for an additional ten years until March 31, 2010.

Comdisco, Inc., a technology services and finance company, is the beneficial owner of approximately 6% of the Company's common stock including 515,400 shares purchased by Comdisco on the open market and 192,990 warrants issued in connection with lease financing provided by Comdisco to the Company's end-user customers. During fiscal 1998 and fiscal 1999, Comdisco has provided financing in a total amount of $24.0 million to four of the Company's customers.

In fiscal 1999, the Company sold 71,650 shares of common stock for $300,000 to Systeam. (See Note 4).

PrinVest Corporation, a financing and leasing corporation, has a minority interest of approximately 4% of the Company's subsidiary Coyote Gateway, LLC (dba AGT). During fiscal 1999, PrinVest has provided financing to AGT ($8.2 million at March 31, 1999) in connection with deposits required to be made by AGT to other long distance telecommunications carriers and for working capital. PrinVest has also provided lease financing of the Company's equipment to the Company's end-user customers. In 1999, PrinVest provided lease financing in the total amount of $15.0 million to four of the Company's customers. The Company has pledged 708,692 shares of common stock as collateral on the loans and advances from PrinVest.

In November 1997, the Company completed the sale of C&L Communications, Inc. ("C&L") to the management of C&L (See Note 2). During the years ended March 31, 1998 and 1999, the Company had the following transactions with C&L.

                                                    1999          1998
                                                 ----------     --------
      Purchases from C&L                         $9,498,000           $0
      Sales to C&L                                       $0     $304,000
      Redemption of Preferred Stock by C&L       $1,500,000           $0

The purchases from C&L consist primarily of compression equipment manufactured by Newbridge Networks. C&L is a Newbridge dealer and the Company is not.

--------------------------------------------------------------------------------
NOTE 13  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

In addition to operating the telecom switching equipment business segment, in fiscal 1999, the Company acquired AGT (April 1998) and INET (September 1998) and through these subsidiaries operated an international long distance services business segment. The accounting policies of the segments are the same as those described in significant accounting policies; however, the Company evaluates performance based on operating profit. In fiscal 1999, seven customers represented 93% of CTL's revenue. Also, in fiscal 1999, two third-party leasing companies, Comdisco and PrinVest Corporation, provided the financing for substantially all of the customers of CTL. The telecom switching equipment business segment consists solely of the operations of CTL. In fiscal 1998, CTL had sales to two domestic customers that comprised 66% of net sales. In fiscal 1997, CTL had sales to one domestic customer that comprised 94% of net sales. Information by industry segment is as follows (in thousands):

                                                    Fiscal Year Ended
                                        --------------------------------------
                                          March 31,     March 31,    March 31,
                                            1999          1998         1997
                                         ----------    ----------   ---------
   Net Sales:
            Switching equipment          $ 36,562      $  5,387     $  7,154
            Long distance services          6,756          ---          ---
                                          -------      --------      -------
                                         $ 43,318      $  5,387     $  7,154
                                         ========      ========     ========
   Operating Loss:
            Switching equipment          $ (3,868)     $(11,267)    $ (8,740)
            Long distance services         (5,950)         ---          ---
            Corporate                      (2,562)      (10,467)      (3,410)
                                          --------      -------      --------
                                         $(12,380)     $(21,734)    $(12,150)
                                         =========     ========     =========
   Depreciation and amortization:
            Switching equipment          $  1,134      $    787     $    467
            Long distance services            508          ---          ---
            Corporate                         238          ---            11
                                         --------       -------      -------
                                         $  1,880      $    787     $    478
                                         ========      ========     ========
   Capital expenditures:
            Switching equipment          $  2,085      $  1,021     $  1,902
            Long distance services          1,116          ---          ---
            Corporate                          16          ---            12
                                         --------      --------      -------
                                         $  3,217      $  1,021     $  1,914
                                         ========      ========     ========
   Identifiable assets:
            Switching equipment          $ 18,214      $ 11,528     $ 14,811
            Long distance services         12,902          ---          ---
            Discontinued operations           234           909        8,201
            Corporate                       9,678         9,538          232
                                         --------      --------     --------
                                         $ 41,028      $ 21,975     $ 23,244
                                         ========      ========     ========

--------------------------------------------------------------------------------
NOTE 14  STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplemental cash flow information relating to continuing operations for the last three fiscal years is as follows (in thousands):

                                                              1999        1998     1997
                                                            --------    --------  -------
  Change in current assets and liabilities:
     Trade receivables                                      $(10,486)   $ 3,879   $(4,540)
     Inventories                                                  (8)       815    (1,850)
     Other current assets                                      6,071       (735)      294
     Accounts payable                                          2,472       (640)    2,076
     Other current liabilities                                 8,158      5,170       856
                                                            --------    -------   -------
                                                            $  6,207    $ 8,489   $(3,164)
                                                            ========    =======   ========
  Non-cash transactions:
     Expense charge on conversion of A & B units            $   ---     $ 5,522   $  ---
     Convertible debt expense associated with conversion
         to common stock below market price                     (382)     1,875      ---
     Acquisitions purchased with common stock                  1,686       ---      1,818
     Conversion of promissory note and accrued interest
         into CNC preferred stock                               ---        ---      5,072
     Conversion of debt to common stock                        3,789       ---       ---
     Securities litigation warrant expense                      ---       8,000      ---
     Dividend paid in common stock                             3,359       ---      7,725
     Sales discount granted for investment in affiliate         (900)      ---       ---
     Amounts paid directly by lender                          (7,921)      ---       ---

--------------------------------------------------------------------------------
NOTE 15  LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Fiscal 1999  -  Year Ended March 31, 1999
------------------------------------------------------------

After the restructuring, the Company's operations are similar to those of an early-stage enterprise and are subject to all the risks associated therewith. These risks include, among others, uncertainty of markets, ability to develop, produce and sell profitably its products and services and the ability to finance operations. Management believes that it has made significant progress on its business plan in fiscal 1999 and to date in fiscal 2000. Significant actions in this progress include increasing sales in fiscal 1999, commencing operations of AGT and INET, resolving the class action lawsuit (See Note 7) and recently raising additional equity investment (see Notes 8 and 16). However, the Company remains constrained in its ability to access outside sources of capital until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. Management believes that it will be able to continue to make progress on its business plan and mitigate the risks associated with its business, industry and current lack of working capital.

In fiscal 1999, the Company raised $6.3 million, net of fees, from the issuance of 700 shares of 5% Series A Convertible Preferred Stock (see Note 8). These funds, together with operating cash on hand at the end of the prior fiscal year and increases in short-term borrowings, were sufficient to finance the Company's growth in operating activities experienced during fiscal 1999. However, the increases in short-term debt and other current liabilities required to support the operations resulted in a deficiency in current working capital as at March 31, 1999 of $0.7 million.

Subsequent to year-end, the Company continues to be constrained in its ability to access outside capital, however, management has taken certain actions that they believe will allow the Company to continue to fund operations at least until March 2000.
These actions include:

- Received $10.2 million proceeds from a private placement in May 1999 (See Note 16);

- Received an offer for a commitment for a stand-by credit facility of $3.5 million (See Note 16);

- In July 1999, the Company entered into an agreement to sell its shares of iCompression, Inc. (See Note 4) for $1.9 million; and

- Extended the maturity date of the $8.2 million note payable with PrinVest to December 2001 (See Note 12).

In order to fund the current and future operating and investment activities, the Company will need to continue to generate cash from its present operations and, in addition, will require and is seeking further outside investment.

Fiscal 1998  -  Year Ended March 31, 1998
--------------------------------------------------

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

Fiscal 1997 - Year Ended March 31, 1997
----------------------------------------------------

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

The Company is seeking buyers for C&L and Valley. It is anticipated that the proceeds of the sales of these businesses and assets will be used to fund a portion of the Company"s capital and operating requirements in fiscal 1998. Restrictions in the revolving lines of credit of C&L and Valley prevent the Company from presently accessing funds from these subsidiaries. Such restrictions in C&L's revolving line of credit may also initially limit the Company's access to the total proceeds from a sale of Valley prior to any ultimate sale of C&L given the existing ownership structure of Valley.


--------------------------------------------------------------------------------
NOTE 16  SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

On May 27, 1999, the Company sold, pursuant to Rule 506 under Regulation D, 1,767,000 shares of common stock at $6.00 per share in a private placement with new and existing domestic and international institutional investors. The placement agent received cash commissions of $352,000 and commissions in the form of common stock aggregating 131,148 shares and five-year warrants to purchase 176,700 shares at $6.00 per share. The net proceeds of approximately $10.2 million are to be used for working capital and to redeem $4 million of the outstanding Convertible Preferred Stock. In connection with this redemption, the conversion price of the remaining $6 million of Convertible Preferred Stock was fixed at $6.00 per share and the Company issued the holder of the Convertible Preferred Stock 18-month warrants to purchase 325,000 shares of common stock at $6.00 per share. These warrants may be exercised at any time until December 30, 2000.

The Company has agreed to use its best efforts to file a registration statement as to the common stock issued in the private placement and underlying the warrants and Convertible Preferred Stock referred to above.

In July 1999, the Company received an offer for a commitment for a stand-by credit facility from certain shareholders that would provide a funding commitment to the Company of $3.5 million. This facility would be secured by the stock of INET, bear 12.5% interest on the outstanding principal balance and be repayable on March 31, 2000.

In July 1999, the Company entered into an agreement to sell its shares of iCompression, Inc. (See Note 4) for $1.9 million.


================================================================================
ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

None.

================================================================================
                                    PART III.
================================================================================


Items 10, 11, 12 and 13. Directors and Executive Officers of the Registrant; Executive Compensation; Security Ownership of Certain Relationships and Related Transactions.

The information required by these Items is omitted because the Company is filing a definitive proxy statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Form 10-K which includes the required information. The required information contained in the Company's proxy statement is incorporated herein by reference.

================================================================================
                                    PART IV.
================================================================================

--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

                                                                      Form 10-K
                                                                    Page Number
(a) Financial Statements and Financial Statement Schedules
    (1) The following consolidated financial statements of Coyote Network Systems, Inc. (formerly The Diana
        Corporation) and its subsidiaries are included in Item 8:

        Report of Arthur Andersen LLP, Independent Public Accountants        33

        Report of PricewaterhouseCoopers LLP, Independent Accountants        34

        Consolidated Balance Sheets - March 31, 1999 and March 31, 1998      35

        Consolidated Statements of Operations - Fiscal Years Ended
          March 31, 1999, March 31, 1998 and March 31, 1997                  36

        Consolidated Statements of Changes in Shareholders' Equity -
          Fiscal Years Ended March 31, 1999, March 31, 1998
          and March 31, 1997                                                 37

        Consolidated Statements of Cash Flows - Fiscal Years Ended
          March 31, 1999, March 31, 1998 and March 31, 1997                  38

        Notes to Consolidated Financial Statements                           39

    (2) The following consolidated financial statement schedule of Coyote Network Systems, Inc. is included in Item 14(d):

        Schedule I - Condensed Financial Information of Registrant           73

        All other schedules are omitted because the required information is not present or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or the notes thereto.

(b)  Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

(c)      Exhibits

    Exhibit
    Number       Description

2.1 Stock Acquisition by Merger Agreement, dated as of September 30, 1998, among Coyote Network Systems, Inc., INET Acquisition, Inc., INET Interactive Network System, Inc., Claude Buchert, Helene Legendre and First Rock Trustees, Limited, a Gibraltar corporation, trustee of the Guimauve Trust, a Gibraltar trust dated September 1, 1994 (incorporated herein by reference to Exhibit 2.1 of Registrant's Form 8-K filed on October 15,
     1998).

3.1  Restated  Certificate  of  Incorporation,  as  amended  September  1,  1992
     (incorporated   herein  by  reference   to  Exhibit  4.1  of   Registrant's
     Registration Statement on Form S-8 Reg. No. 333-63017).

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

4.4 Certain other long-term debt as described in Note 6 of Notes to Consolidated Financial Statements which do not exceed 10% of the Registrant's total assets on a consolidated basis. The Registrant agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such long-term debt.

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

4.13 Stock and Warrant Purchase Agreement dated June 6, 1997 by and between Coyote Network Systems, Inc. and James J. Fiedler.

4.14 Warrant issued to James J. Fiedler dated June 6, 1997 to purchase shares of common stock of Coyote Network Systems, Inc.

4.15 Registration Rights Agreement dated June 6, 1997 by and among The Diana Corporation and James J. Fiedler.

4.16 Form of Subscription Agreement (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 8-K filed on June 3, 1999).

4.17 Warrant Agreement (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K/A filed on June 22, 1999).

4.18  Cross Receipt and Agreement  (incorporated  herein by reference to Exhibit
      4.3 of Registrant's Form 8-K filed on June 3, 1999).

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

10.3 1986 Nonqualified Stock Option Plan of The Diana Corporation as amended (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 10-K for the year ended April 3, 1993).

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

10.29 Employment Agreement dated September 4, 1997 by and between Coyote Network Systems, Inc. and James J. Fiedler. (incorporated herein by reference to
      Exhibit 10.29 of Registrant's Form 10-K filed September 23, 1997).

10.30 Employment Agreement dated September 4, 1997 by and between Coyote Network Systems, Inc. and Daniel W. Latham. (incorporated herein by reference to
      Exhibit 10.30 of Registrant's Form 10-K filed September 23, 1997).

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

10.34 1998 Non-Employee Director Stock Option Plan dated February 19, 1998 (incorporated herein by reference to Exhibit 10.34 of Registrant's Form 10-K filed July 14, 1998).

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

10.37 Employment Agreement effectively dated April 1, 1998, by and between Coyote Network Systems, Inc. and James J. Fiedler (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 10-Q filed August 14,
      1998).

10.38 Employment Agreement effectively dated April 1, 1998, by and between Coyote Network Systems, Inc. and Daniel W. Latham (incorporated herein by reference to Exhibit 10.2 of Registrant's Form 10-Q filed August 14,
      1998).

10.39 Non-Compete  Agreement  between  C&L  Acquisitions,  Inc.  and  Technology
      Services Corporation, dated March 31, 1998 (incorporated herein by reference to Exhibit 99.2 of Registrant's Form 8-K filed June 19, 1998).

10.40 Convertible Preferred Stock Purchase Agreement between the Company and JNC Opportunity Fund, dated August 31, 1998 (incorporated herein by reference to Exhibit 10.3 of Registrant's Form 10-Q filed November 16, 1998).

10.41 Amendment to Separation Agreement between the Company and Sydney B. Lilly effective September 30, 1998.



21    Subsidiaries of Registrant

23    Consent of Independent Accountants

27    Financial Data Schedule

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
           Schedule I - Condensed Financial Information of Registrant
                            Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                          Fiscal Year Ended
                                                            March 31, 1997
                                                          -----------------
     Administrative expenses                                $ (3,410)

     Interest expense                                            (52)

     Non-operating expense                                      (326)

     Income tax credit                                           836

     Equity in loss of unconsolidated subsidiaries            (9,383)
                                                            ---------

     Loss from continuing operations                         (12,335)

     Loss from discontinued operations                        (8,175)

     Loss before extraordinary items                         (20,510)

     Extraordinary items                                        (508)

     Net loss                                               $(21,018)
                                                            =========

     Loss per common share (basic & diluted):
           Continuing operations                            $  (2.23)
           Discontinued operations                             (1.48)
           Extraordinary items                                  (.09)
                                                            ---------

           Net loss per common share                        $  (3.80)
                                                            =========

     Weighted average number of common shares outstanding      5,535
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


                                                           Fiscal Year Ended
                                                             March 31, 1997
                                                           -----------------
Operating activities:
     Loss before extraordinary items                           $(20,510)
     Adjustments to reconcile loss to
       net cash used by operating activities:
     Equity in loss of unconsolidated subsidiaries               17,558
     Other                                                         (595)
     Changes in current assets and liabilities                    1,231
                                                                -------

Net cash used by operating activities                            (2,316)
                                                                --------

Investing activities:
     Proceeds from sales of marketable securities                 1,353
     Changes in investments in and advances to
       unconsolidated subsidiaries                              (15,945)
     Other                                                          100

Net cash used by investing activities                           (14,492)
                                                                --------

Financing activities:
     Repayments of long-term debt                                  (141)
     Common stock funding                                        13,918
     Extraordinary items                                           (508)
                                                                --------
Net cash provided by financing activities                        13,269
                                                                -------
Decrease in cash                                                 (3,539)
Cash at the beginning of the year                                 3,567
                                                                -------

Cash at the end of the year                                    $     28
                                                               ========

Non-cash transactions:
     Purchase of minority interest with common stock              1,818


                See notes to condensed financial information and
                  notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
     Schedule I - Condensed Financial Information of Registrant (Continued)
                    Notes to Condensed Financial Information

--------------------------------------------------------------------------------
NOTE 1   BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The condensed financial information includes the accounts of the parent company.

Substantially all investments in and advances to unconsolidated subsidiaries are eliminated in the consolidated financial statements. In fiscal 1997, other income includes interest income of $69,000 that is eliminated in the consolidated financial statements. Intercompany profits between related parties are eliminated in these financial statements.

================================================================================
                                   SIGNATURES
================================================================================


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of July, 1999.

                                        COYOTE NETWORK SYSTEMS, INC.

                                      By  /s/ James J. Fiedler
                                          _____________________________________
                                          James J. Fiedler, Chairman of
                                          the Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of and the in the capacities and on the dates indicated.

          Signature                          Title                      Date

 /s/ James J. Fiedler     Chairman of the Board and               July 14, 1999
 ----------------------   Chief Executive Officer
 James J. Fiedler         (Principal Executive Officer)


 /s/ Daniel W. Latham     President, Chief Operating Officer      July 14, 1999
 ----------------------   and Director
 Daniel W. Latham


 /s/ Brian A. Robson      Executive Vice President,               July 14, 1999
----------------------    Chief Financial Officer and Secretary
 Brian A. Robson          (Principal Financial and Accounting Officer)


 /s/ Jack E. Donnelly     Director
----------------------
Jack E. Donnelly                                                  July 14, 1999


 /s/ Stephen W. Portner   Director                                July 14, 1999
 ----------------------
 Stephen W. Portner