Form 10-K/A
period 1999-03-31
COYOTE NETWORK SYSTEMS INC
filed 1999-07-28
CIK 57201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-K/A
                                (Amendment No. 1)

                       ----------------------------------

[X] Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the fiscal year ended March 31, 1999


[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from _________ to _________

     Commission file number   1-5486

                          COYOTE NETWORK SYSTEMS, INC.

             Delaware                                   36-2448698
 --------------------------------           -----------------------------------
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
  incorporation or organization)

4360 Park Terrace Drive, Westlake Village, California               91361
------------------------------------------------------         ----------------
       (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:            (818) 735-7600

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

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE.

      The Registrant hereby amends the Form 10-K for the fiscal year ended
       March 31, 1999, filed on July 14, 1999, to include the information required by Part III pursuant to Form 10-K General Instruction G(3).

================================================================================
                                    PART III.
================================================================================

--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------

Identification of Directors
----------------------------------------------

The Board of Directors is divided into three classes of directors consisting of three classes of two members each or six members in the aggregate. The election of directors is staggered so that the term of only one class of directors expires each year. Generally, the term of each class is three years. Currently, the Board of Directors has two vacant positions. The Board of Directors consists of the following members:


                      Directors with Terms Expiring in 1999
                      -------------------------------------

Jack E. Donnelly, age 64, has been a director of the Company since November 1991. Since 1986, he has been a principal of Bailey & Donnelly Associates, Inc., an investment company.

Daniel W. Latham, age 51, has been a director of the Company since November 1996. He has been President and Chief Operating Officer of the Company since November 1996 and President of Coyote Technologies, LLC ("CTL") since September 1995. Prior to his association with CTL, Mr. Latham was the President of Frontier Communications Long Distance Company.

                      Directors with Terms Expiring in 2000
                      -------------------------------------

James J. Fiedler, age 52, has been a director of the Company since August 1996. He has been Chairman and Chief Executive Officer of the Company since November 1996 and Chairman and Chief Executive Officer of CTL since September 1995. Previously, Mr. Fiedler was a principal in the consulting firm of Johnson & Fiedler. From November 1992 to September 1994, Mr. Fiedler was Vice President of Sales and Marketing and subsequently President and Director of Summa Four, Inc., a telecom switching company. From June 1989 to July 1992, Mr. Fiedler was Executive Vice President and Chief Operating Officer of Timeplex, a subsidiary of Unisys Corporation, engaged in the business of manufacturing data and telecommunications equipment. Prior to June 1989, Mr. Fiedler held executive positions with Unisys Corporation and Sperry Corporation (subsequently acquired by Unisys Corporation). He has been a director of Entree Corporation since November 1996.

Stephen W. Portner, age 47, has been a director of the Company since August 1997. He has been the Managing Director of European Projects for JMJ Associates, a global management consulting company, and has served in various capacities at JMJ Associates from January 1994 to the present. From December 1991 to January 1994, Mr. Portner held positions in plant and project management and was Director of Quality at Air Products Incorporated, an industrial chemicals company.

Identification of Executive Officers
----------------------------------------------

The following individuals are the executive officers of the Company:

           Name            Age              Position
      James J. Fiedler      52      Chief Executive Officer
      Daniel W. Latham      51      President and Chief Operating Officer
      Brian A. Robson       62      Executive Vice President,
                                          Chief Financial Officer and Secretary

The following information is furnished with respect to each executive officer who is not also a director of the Company:

Mr. Robson has been the Executive Vice President, Chief Financial Officer and Secretary since December 15, 1998. Mr. Robson was Vice President of Finance and Chief Financial Officer of Ascom Timeplex, a telecommunications company from 1989-1996.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of Common Stock and the other equity securities of the Company. Officers, directors, and persons who beneficially own more than ten percent of a registered class of the Company's equities are required by the regulations of the Commission to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of the copies of such reports furnished to the Company, during the fiscal year ended March 31, 1999, all Section 16(a) filing requirements applicable to its officers, directors, and greater than ten percent beneficial owners were complied with, except that transactions that should have been reported on Forms 5 for the fiscal years ended March 31, 1997 and/or March 31, 1998 were reported on Forms 5 for the fiscal year ended March 31, 1999 for each of Stephen W. Portner, Sydney
B. Lilly, Jack E. Donnelly, Brian A. Robson and James J. Fiedler, and transactions that should have been reported on Forms 3 and 4 during the fiscal years ended March 31, 1997 and March 31, 1998 for Alan J. Andreini were reported on Form 5 for the fiscal year ended March 31, 1999. In addition, the Form 3 that should have been filed by Alan J. Andreini during the fiscal year ended March 31, 1997 was filed on April 5, 1999.

--------------------------------------------------------------------------------
ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

All shares and per share numbers included herein have been retroactively adjusted to give effect to a 5% stock dividend which was paid on November 4, 1998 to holders of record as of October 21, 1998.

The following table sets forth, for the three fiscal years ended March 31, 1999, the total annual compensation paid to, or accrued by the Company for the account of, James J. Fiedler, Daniel W. Latham and Brian A. Robson (the "Named Executives") serving as such at March 31, 1999 and one former executive officer:


                                                      SUMMARY COMPENSATION TABLE
-------------------------------------------------------------------------------------------------------------------------------
                                             Annual Compensation                   Long-Term Compensation
                                     ----------------------------------- ---------------------------------------
                                                             Other       Restricted  Securities      Long-term         All
            Name and                                         Annual          Stock    Underlying  Incentive Plan      Other
       Principal Position     Year    Salary    Bonus    Compensation(5)   Award(s)    Options       Layouts       Compensation
       ------------------     ----   --------  -------   ---------------   --------   -----------   -----------    ------------
James J. Fiedler (1)          1999   $300,000  $ 9,335     $ 20,000          ---       94,500 (6)      ---         $  7,200 (8)
   Chairman, CEO              1998   $200,000  $19,746     $ 15,000          ---         ---           ---         $  7,200 (8)
   and Director               1997   $200,000    ---       $  3,720          ---         ---           ---            ---

Daniel W. Latham (2)          1999   $300,000  $ 9,335     $ 20,000          ---       94,500 (6)      ---         $  7,200 (8)
   President, COO             1998   $175,000  $19,746     $ 15,000          ---         ---           ---         $  7,200 (8)
   and Director               1997   $175,000    ---       $  3,750          ---         ---           ---         $170,197 (9)

Brian A. Robson (3)           1999   $152,487  $12,875        ---            ---       98,750 (7)      ---            ---
  Executive Vice President    1998   $139,907    ---          ---            ---        2,000          ---         $ 21,921 (10)
  CFO and Secretary           1997   $ 56,250    ---          ---            ---       10,500          ---         $ 13,041 (10)

Edward Beeman (4)             1999   $ 79,526    ---          ---            ---         ---           ---         $ 53,548 (11)


(1) On November 29, 1996, Mr. Fiedler was appointed Chairman and Chief Executive Officer of the Company. Mr. Fiedler also remained as Chairman and Chief Executive Officer of CTL (see Employment Agreements).

(2) On November 29, 1996, Mr. Latham was appointed President and Chief Operating Officer of the Company. Mr. Latham also remained as President of CTL (see Employment Agreements).

(3) On October 31, 1996, Mr. Robson was appointed Vice President and Controller of the Company. On December 15, 1998, Mr. Robson was appointed Executive Vice President, Chief Financial Officer and Secretary of the Company.



(4) On June 1, 1998, Mr. Beeman was appointed Executive Vice President, Chief Financial Officer and Secretary of the Company. In November 1998, Mr. Beeman's employment with the Company was terminated.

(5)  Director's fees paid to officers.

(6) Pursuant to their employment agreements, on April 1, 1998, Messrs. Fiedler and Latham were granted stock options to purchase a total of 450,000 shares of the Company's common stock over a period of five years, to vest in increments of 90,000 shares annually, at various exercise prices for each 90,000 share increment. As adjusted for the stock dividend, each 90,000 share increment has been adjusted to a 94,500 share increment, and the exercise price of each of the five 94,500 share increments is $3.81, $7.62, $11.43, $15.24 and $19.05, respectively.

(7) Stock options to purchase 13,125 shares of common stock were granted on June 1, 1997 at $2.86 per share; 8,750 of these options are exercisable as of June 1, 1999. Stock options to purchase 13,125 shares of common stock were granted on June 1, 1998 at $3.90 per share; 4,375 of these options are exercisable as of June 1, 1999. Stock options to purchase 85,000 shares of common stock were granted on December 11, 1998 at $6.56 per share; these options are not currently exercisable.

(8)  Represents automobile allowance.

(9) Represents relocation assistance and $98,000 paid to Mr. Latham to cover his loss on a personal residence and related real estate commissions and selling expenses.

(10) Represents relocation assistance paid by the Company.

(11) Represents automobile allowance and relocation assistance paid by the Company.

The table below provides information regarding stock options granted during the fiscal year ended March 31, 1999 to the Named Executives:

                                             OPTIONS GRANTED IN LAST FISCAL YEAR

                                                        Individual Grants
                    --------------------------------------------------------------------------------------
                       Number of     % of Total                                 Potential Realizable Value
                        Shares       Options Granted                            at Assumed Annual Rate of
                      Underlying      to Employees    Exercise   Expiration     Stock Price Appreciation
                   Options Granted    in Fiscal Year    Price       Date           for Option Term(3)
                                                                                     5%          10%
                                                                                     --          ---
James J. Fiedler        94,500             9.3%        $3.81      04/01/08       $226,430     $573,819
Daniel W. Latham        94,500             9.3%        $3.81      04/01/08       $226,430     $573,819
Brian A. Robson         13,125 (1)         1.3%        $3.90      06/01/03       $ 14,142     $ 31,250
                        85,000 (2)         8.3%        $6.56      12/11/03       $154,055     $340,420

(1) These options vest annually in one-third increments commencing June 1, 1999.

(2) These options vest annually in one-third increments commencing December 11, 1999.

(3) The dollar amounts under these columns are the results of calculations at the 5% and 10% rates set by the Securities and Exchange Commission. The potential realizable values are not intended to forecast possible future appreciation, if any, in the market price of the common stock.

Aggregated Option Exercises During the Fiscal Year
Ended March 31, 1999 and Fiscal Year End Option Values
-------------------------------------------------------------

The table below provides information regarding the value of the in-the-money stock options held by the Named Executives at March 31, 1999. The Named Executives did not exercise any stock options during the fiscal year.

                    Number of Unexercised      Value of Unexercised In-the-Money
                  Options at March 31, 1999       Options at March 31, 1999(1)
                 -------------------------    ---------------------------------
                  Exercisable  Unexercisable    Exercisable       Unexercisable

James J. Fiedler      ---        94,500             ---            $195,615
Daniel W. Latham      ---        94,500             ---            $195,615
Brian A. Robson      4,375      106,875           $13,212          $ 52,412

(1) Value based on the closing price of $5.88 of the common stock on The Nasdaq National Market on March 31, 1999, less the option exercise price.

Stock Option Plans
--------------------------------------------------------------

On December 11, 1986, the Board of Directors adopted the Company's 1986 Non-Qualified Stock Option Plan (the "1986 Plan"). The 1986 Plan, as amended, provides for the grant of options to purchase up to 832,963 shares of Common Stock to executive officers, key officers, employees, directors and consultants of the Company and its subsidiaries. In February 1998, the Board of Directors adopted the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of options to purchase up to 157,500 shares of Common Stock to non-employee directors of the Company. In March 1996, the Board of Directors adopted the Employees Non-Qualified Stock Option Plan of CTL (the "CTL Plan"). The CTL Plan provides for the grant of options to purchase up to 2,100,000 shares of Common Stock to executive officers, key employees, directors, consultants and advisors of the Company, its affiliates and subsidiaries.

As of March 31, 1999, options to purchase 592,463, 63,000 and 1,178,074 shares of Common Stock have been granted under the 1986 Plan, the Director Plan and the CTL Plan, respectively. As of March 31, 1999, 442,956, 0 and 105,713 shares of Common Stock have been issued pursuant to the exercise of options under the 1986 Plan, the Director Plan and the CTL Plan, respectively. Any unexercised options that expire or terminate upon a director's resignation or an employee's ceasing to be employed by the Company, its affiliates or subsidiaries become available again for issuance under the 1986 Plan, the Director Plan or the CTL Plan, as the case may be.

In April 1998, stock options to purchase 10,500 shares of the Company's common stock were granted to each of the non-employee members of the Board of Directors pursuant to the Director Plan. These options have an exercise price of $3.42 per share.

Employment Agreements
------------------------------------------------

On April 1, 1998, the Company entered into employment agreements, expiring on March 31, 2003, with Mr. Fiedler and Mr. Latham. Pursuant to each of their employment agreements, Messrs. Fiedler and Latham (the "Executive") will receive a guaranteed minimum annual salary of $300,000 or an amount based on a percentage of the Company's pre-tax income, whichever is greater; however, the Executive's annual salary shall not exceed $4.5 million. The Executive shall also receive deferred compensation for five years following his five-year employment term (the "Employment Term") based on a percentage of the Company's pre-tax income during each year of the Employment Term; however, deferred compensation shall not exceed $600,000 per year. The employment agreements also provide that the Executive will not compete with the Company for one year following the termination of his employment.

Compensation of Directors
--------------------------------------------------------------------

Directors receive an annual fee of $15,000, paid on a monthly basis. Directors are also reimbursed for travel expenses. In addition, directors receive up to $1,250 per day for each meeting attended (board or committee). Non-employee directors (including retired directors as determined by the Board) receive supplemental medical reimbursement to pay all medical expenses for them and their immediate families (spouses and unemancipated children) up to a limit of $25,000 per year.

Report on Repricing of Options
-------------------------------------------------------------------

The Company did not adjust or amend the exercise price of stock options previously awarded to the Named Executives during the fiscal year ended March 31, 1999, except to reflect the 5% stock dividend issued on November 4, 1998 to stockholders of record as of October 21, 1998.

Compensation Committee Interlocks and Insider Participation
-------------------------------------------------------------------

The Board of Directors does not have a compensation committee because executive compensation decisions are made by the full Board. Recommendations on executive compensation with regard to Messrs. Fiedler and Latham are made by the outside non-employee directors when requested to do so by the full Board. All directors participate in the deliberations.

Mr. Fiedler is the Company's Chairman and Chief Executive Officer. Mr. Latham is the Company's President and Chief Operating Officer. Messrs. Fiedler's and Latham's fiscal 1999 compensation and employment contracts were previously described above.

--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

The following table sets forth certain information as of July 12, 1999 regarding the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to own beneficially more than 5% of the Company's Common Stock,
(b) each director and officer of the Company, including Messrs. Fiedler, Latham and Robson, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to the shares of Common Stock shown as beneficially owned by them. Information as to Alan J. Andreini and Comdisco, Inc. was derived from the Schedules 13G and/or 13D filed by each such stockholder, and for Kiskiminetas Springs School, information was derived from the Schedules 13D and 13G filed by Alan J. Andreini. Information as to Richard
L. Haydon was derived from the Schedule 13D filed by Mr. Haydon on July 28, 1997, as well as information provided to the Company by Mr. Haydon. Except for the percentage of ownership, the information set forth below reflects the information contained in the Schedule 13G and/or 13D as of the date such
Schedule 13G or 13D was filed.

                                                                    Percent of
                  Name and Address           Number of Shares      Outstanding
                of Beneficial Owner         Beneficially Owned       Shares
Jack E. Donnelly (1)............................ 42,245 (2)             *
James J. Fiedler (1)............................642,288 (3)            5.0%
Daniel W. Latham (1)............................232,312 (4)            1.8 %
Stephen W. Portner (1)...........................47,250 (5)             *
Brian A. Robson (1)..............................13,125 (6)             *
Alan J. Andreini (7)..........................1,134,335 (8)            8.9%
Comdisco, Inc. (9)..............................708,390 (10)           5.5%
Richard L. Haydon (11)........................1,528,400 (12)          11.4%
Kiskiminetas Springs School (13)..............1,010,210 (14)           8.0%
All directors and executive officers of
  the Company as a group (5 persons)............977,220 (2)(3)         7.4%
                                                        (4)(5)(6)(15)

*    Less than 1%

(1) The address of the stockholder is: c/o Coyote Network Systems, Inc., 4360 Park Terrace Drive, Westlake Village, CA 91361.

(2) Includes 33,763 shares of Common Stock issuable upon exercise of stock options which are currently exercisable.

(3) Includes 94,500 shares of Common Stock issuable upon exercise of stock options and 183,750 shares of Common Stock issuable upon exercise of warrants which are currently exercisable. Includes 192,938 shares of Common Stock received by the stockholder upon conversion of Class B Units of Coyote Technologies, LLC ("CTL") on June 24, 1999. Does not include 94,500 shares of Common Stock issuable upon exercise of stock options not currently exercisable.


(4) Includes 94,500 shares of Common Stock issuable upon exercise of stock options which are currently exercisable. Includes 21,000 shares of Common Stock received by the stockholder upon conversion of Class B Units of CTL on July 7, 1999. Includes 95,812 shares of Common Stock issuable upon conversion of additional Class B Units of CTL. Does not include 94,500 shares of Common Stock issuable upon exercise of stock options not currently exercisable.

(5) Includes 26,250 shares of Common Stock issuable upon exercise of stock options and 10,500 shares of Common Stock issuable upon exercise of warrants which are currently exercisable.

(6) Includes 13,125 shares of Common Stock issuable upon exercise of stock options which are currently exercisable. Does not include 98,125 shares issuable upon exercise of stock options not currently exercisable.

(7)  The address of Alan J. Andreini is: 395 Hudson Street, New York, NY 10014.

(8) Includes 877,710 shares of Common Stock held by Mr. Andreini for his own account. Includes 145,700 shares held in the account of Kiskiminetas Springs School (the "School"), 24,150 shares held in the account of John D. Andreini and Blanche M. Andreini (the "Parents"), 84,150 shares held in the account of The Andreini Foundation (the "Foundation") and 2,625 shares held for the benefit of Alan J. Andreini, Jr. (the "Son"), of which Mr. Andreini may be deemed to be the beneficial owner. Mr. Andreini disclaims beneficial ownership of all shares of Common Stock except those shares held by him for his own account. Mr. Andreini has sole voting and dispositive power over 964,485 shares of Common Stock (includes 877,710 shares held by Mr. Andreini for his own account, 84,150 shares held in the account of the Foundation and 2,625 shares held in the account of the Son). Mr. Andreini has shared voting and dispositive power over 169,850 shares of Common Stock (includes 145,700 shares held in the account of the School and 24,150 shares held in the account of the Parents).

(9)  The address of Comdisco, Inc. is: 6111 N. River Road, Rosemont, IL 60018.

(10) Includes 192,990 shares of Common Stock issuable upon exercise of warrants which are currently exercisable.

(11) The address of Richard L. Haydon is: 1114 Avenue of the Americas, New York, NY 10036.

(12) Includes   872,150   shares  of  Common  Stock  held  in  various   managed
     discretionary accounts of which Mr. Haydon may be deemed to be the beneficial owner. Includes 656,250 shares of Common Stock issuable upon exercise of warrants which are currently exercisable, held by various discretionary accounts, of which Mr. Haydon may be deemed to be the beneficial owner. Based upon information supplied by this stockholder (in addition to the information derived from Mr. Haydon's Schedule 13D, filed on July 28, 1997), Mr. Haydon has sole voting and dispositive power over 1,528,400 shares of Common Stock.

(13) The address of Kiskiminetas Springs School is: 1888 Brett Lane, Saltsburg, PA 15681.

(14) According to the Schedule 13D filed on May 14, 1999, by Alan J. Andreini, the School beneficially owns 1,010,210 shares of Common Stock.

(15) Includes 262,138 shares of Common Stock issuable upon exercise of stock options and 194,250 shares of Common Stock issuable upon exercise of warrants which are currently exercisable. Does not include 287,125 shares of Common Stock issuable upon exercise of stock options not currently exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

In January 1998, the Board of Directors of the Company approved an interest-free loan to Daniel W. Latham for a maximum amount of $500,000 to be used solely for the purpose of providing partial down payments on his purchase of a residence in California. The funding is to be secured by the residential property and is for a five-year term unless specifically extended by the Board of Directors. Earlier repayment of the loan will be demanded in the event of either (1) sale or refinancing of the property; (2) termination of Mr. Latham's employment by the Company either voluntarily or for cause; or (3) sale by Mr. Latham of all, or substantially all, of his stock in the Company. As of March 31, 1999, $421,000 was funded to Mr. Latham under this agreement. In October 1998, the Company amended the terms of the loan, and in agreement with Mr. Latham established an annual interest rate of 6.5% to be applied to the loan and which is payable at the completion of the term.

================================================================================
                                   SIGNATURES
================================================================================


Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 28th day of July, 1999.


                                    COYOTE NETWORK SYSTEMS, INC.


                                    By  /s/ James J. Fiedler
                                        ---------------------------------------
                                        James J. Fiedler, Chairman of the Board
                                        and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of and the in the capacities and on the dates indicated.

       Signature                      Title                            Date

/s/ James J. Fiedler      Chairman of the Board and                July 28, 1999
-----------------------   Chief Executive Officer
James J. Fiedler          (Principal Executive Officer)


/s/ Daniel W. Latham      President, Chief Operating Officer       July 28, 1999
-----------------------   and Director
Daniel W. Latham


/s/ Brian A. Robson       Executive Vice President,                July 28, 1999
-----------------------   Chief Financial Officer and Secretary
Brian A. Robson           (Principal Financial and Accounting Officer)


/s/ Jack E. Donnelly      Director                                 July 28, 1999
-----------------------
Jack E. Donnelly


/s/ Stephen W. Portner    Director                                 July 28, 1999
-----------------------
Stephen W. Portner