Form 10-Q
period 1999-06-30
COYOTE NETWORK SYSTEMS INC
filed 1999-08-16
CIK 57201

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                    FORM 10-Q


|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the quarterly period ended June 30, 1999

    OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
    For the transition period from ___________ to ___________


                       ----------------------------------

                          Commission file number 1-5486

                          COYOTE NETWORK SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          Delaware                                       36-2448698
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


               4360 Park Terrace Drive, Westlake Village, CA 91361 (Address of principal executive offices) (Zip Code)

                                 (818) 735-7600
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                           |X| YES      |_| NO

At August 12, 1999, the Registrant had issued and outstanding an aggregate of 12,602,350 shares of its common stock.

================================================================================

                          COYOTE NETWORK SYSTEMS, INC.
                                AND SUBSIDIARIES


                                                                           Page
PART I. FINANCIAL INFORMATION

        Item 1.    Financial Statements
                   Balance Sheets..........................................   2
                   Statement of Operations.................................   3
                   Statement of Cash Flows.................................   4
                   Notes to Financial Statements...........................   5
        Item 2.    Management's Discussion and Analysis of Financial Condition
                     and Results of Operations.............................   7


PART II.OTHER INFORMATION

        Item 1.    Legal Proceedings.......................................  11
        Item 2.    Changes in Securities and Use of Proceeds...............  11
        Item 6.    Exhibits and Reports on Form 8-K........................  11
        Signatures ........................................................  13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                                    June 30, 1999        March 31, 1999
                                        Assets                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                                       $    1,344            $   1,225
     Receivables, net of allowance of $514 at June 30, 1999 and                          17,632               12,292
         $402 at March 31, 1999
     Inventories                                                                          1,642                2,130
     Notes receivable - current                                                           2,367                2,367
     Other current assets                                                                 4,601                4,323
                                                                                     ----------            ---------
         Total current assets                                                            27,586               22,337

Property and equipment, net                                                               9,074                8,192
Capitalized software development                                                          1,941                1,604
Intangible assets, net                                                                    5,562                5,620
Net assets of discontinued operations                                                      ---                   234
Notes receivable - non-current                                                              905                  871
Investments                                                                               1,550                1,550
Other assets                                                                                620                  620
                                                                                     ----------            ---------
                                                                                     $   47,238            $  41,028
                                                                                     ==========            =========
                          Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                                 $      777            $   1,133
     Accounts payable                                                                     8,149                8,161
     Deferred revenue and customer deposits                                              12,164                7,811
     Accrued professional fees and litigation costs                                         489                  676
     Other accrued liabilities                                                            3,163                3,900
     Current portion of long-term debt and capital lease obligations                      1,147                1,315
                                                                                     ----------            ---------
         Total current liabilities                                                   $   25,889               22,996

Notes payable                                                                             9,049                8,183
Long-term debt                                                                            1,464                1,534
Capital lease obligations                                                                 1,785                1,830
Other liabilities                                                                           422                  428
Commitments and contingencies

Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares;
        issued 600 and 700 shares, liquidation preference of $10,000 per share            6,000                7,000
     Common stock - $1 par value:  authorized 30,000,000 shares,
         issued 13,290,042 and 11,167,456 shares                                         13,290               11,167
     Additional paid-in capital                                                         114,852              109,649
     Accumulated deficit                                                               (119,756)            (116,002)
     Treasury stock at cost                                                              (5,757)              (5,757)
                                                                                     -----------           ----------
         Total shareholders' equity                                                       8,629                6,057
                                                                                     ----------            ---------

                                                                                     $   47,238            $  41,028
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

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                            3 MONTHS ENDED
                                                                                   ------------------------------

                                                                                   June 30, 1999    June 30, 1998
Net sales                                                                             $  10,405         $   7,193
Cost of goods sold                                                                        7,302             3,220
                                                                                      ---------         ---------
         Gross profit                                                                     3,103             3,973
                                                                                      ---------         ---------

Selling and administrative expenses                                                       4,080             2,940
Engineering, research and development                                                     2,220             1,937
                                                                                      ---------         ---------

         Total operating expenses                                                         6,300             4,877
                                                                                      ---------         ---------

Operating loss                                                                           (3,197)             (904)

Interest expense                                                                           (352)              (15)
Non-operating income (expense)                                                              105              (159)
                                                                                      ---------         ---------
Loss from continuing operations                                                          (3,444)           (1,078)

Loss from discontinued operations                                                          (310)            ---
                                                                                      ----------        -------

         Net loss                                                                     $  (3,754)        $  (1,078)
                                                                                      ==========        ==========

Loss per common share (basic & diluted):
         Continuing operations                                                        $    (.31)        $   (.11)
         Discontinued operations                                                           (.03)            ---
                                                                                      ----------        -------
         Net loss per common share (basic & diluted)                                  $    (.34)        $   (.11)
                                                                                      ==========        =========

Weighted average number of common shares outstanding (basic & diluted)                   11,207             9,467
                                                                                      =========         =========







            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                            3 MONTHS ENDED
                                                                                  ---------------------------------

                                                                                   June 30, 1999      June 30, 1998
Operating activities:
     Net loss                                                                       $   (3,754)       $   (1,078)
Adjustments to reconcile loss to net cash
  provided (used) by operating activities:
     Depreciation and amortization                                                         465               276
     Net change in discontinued operations                                                 234              ---
     Changes in current assets and liabilities                                          (1,257)            1,703
                                                                                    -----------       ----------

Net cash provided (used) by operating activities                                        (4,312)              901
                                                                                    -----------       ----------

Investing activities:
     Purchases of property and equipment                                                (1,289)             (722)
     Increase in other assets                                                             (337)             ---
     Proceeds from sales of marketable securities                                         ---                 30
     Change in notes receivable                                                             40               340
     Increase in investments  in affiliate                                                (303)             ---
     Net change in discontinued operations                                                ---                (96)
     Other items                                                                          ---                  5
                                                                                    ----------        ----------

Net cash provided (used) by investing activities                                        (1,889)             (443)
                                                                                    -----------       -----------

Financing activities:
     Repayments of long-term debt and capital lease obligations                           (291)              (71)
     Common stock issued, net of expenses                                               10,226               300
     Redemption of preferred stock                                                      (4,000)             ---
     Increase in note payable                                                              741               590
     Decrease in borrowing on line of credit                                              (356)             ---
     Other items                                                                          ---                 (9)
                                                                                    ----------        -----------

Net cash provided by financing activities                                                6,320               810
                                                                                    ----------        ----------

Increase (decrease) in cash and cash equivalents                                           119             1,268

Cash and cash equivalents:
     At beginning of the period                                                          1,225             3,746
                                                                                    ----------        ----------

     At end of the period                                                           $    1,344        $    5,014
                                                                                    ==========        ==========



            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   BASIS OF PRESENTATION
--------------------------------------------------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

The computation of loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period.


NOTE 2   DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

As of June 30, 1999, the Company had collected all cash related to the sale of discontinued operations except $410,000 due under a note and the only asset of discontinued operations was real estate related to the land and buildings of the discontinued APC operation. The real estate was sold in July 1999, yielding a net gain of $20,000.


NOTE 3   ACQUISITIONS
--------------------------------------------------------------------------------

In December 1997, the Company entered into a letter of intent regarding a merger with NUKO Information Systems, Inc. ("NUKO"). NUKO is a manufacturer of compression and transmission technology for a variety of video applications. The Company subsequently was unable to reach agreement with NUKO on the transaction and withdrew its offer in March 1998. During negotiations, and in accordance with the terms of the letter of intent, the Company advanced funds to support NUKO's ongoing activity. Including the interest, the total funding advanced to NUKO and now owed to the Company of $1.9 million is secured by a pledge to the Company of shares of stock owned by NUKO in iCompression, Inc. (fka, Internext Compression, Inc.). In April 1998, NUKO filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In May 1999, the Company received an offer to purchase the collateral for a total price of $1.9 million. The Company has accepted this offer subject to NUKO's right of first offer to purchase the shares. This amount is included in notes receivable - current in the accompanying balance sheet. In July 1999, the Company received $1.9 million from the sale of the collateral, which provided full recovery of the principal and interest owed on the loans.

NOTE 4   BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

In addition to operating the telecom switching equipment business segment, in fiscal 1999, the Company acquired AGT (April 1998) and INET (September 1998) and through these subsidiaries operates an international long distance services business segment. The accounting policies are the same for all segments;
however, the Company evaluates performance based on operating profit. The telecom switching equipment business segment consists solely of the operations of CTL. Information by industry segment is as follows (in thousands):

                                                      3 Months Ended
                                            ------------------------------------
                                            June 30, 1999         June 30, 1998
                                            ---------------       --------------

 Net Sales:
          Switching equipment                 $    8,556            $   7,065
          Long distance services                   1,849                  128
                                              ----------            ---------
                                              $   10,405            $   7,193
                                              ==========            =========
 Operating Loss:
          Switching equipment                 $   (1,451)           $     (49)
          Long distance services                  (1,103)                (315)
          Corporate                                 (643)                (540)
                                              -----------           ---------
                                              $   (3,197)           $    (904)
                                              ===========           =========
 Depreciation and amortization:
          Switching equipment                 $      350            $     261
          Long distance services                     110                   12
          Corporate                                    5                    3
                                              ----------            ---------
                                              $      465            $     276
                                              ==========            =========
 Capital expenditures:
          Switching equipment                 $       31            $     542
          Long distance services                   1,253                  166
          Corporate                                    5                   14
                                              ----------            ---------
                                              $    1,289            $     722
                                              ==========            =========
 Identifiable assets:
          Switching equipment                 $   23,425            $  10,762
          Long distance services                  13,691                1,466
          Discontinued operations                  ---                  1,005
          Corporate                               10,122               10,394
                                              ----------            ---------
                                              $   47,238            $  23,627
                                              ==========            =========

NOTE 5   SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Common Stock and Convertible Preferred Stock
----------------------------------------------

On May 27, 1999, the Company sold, pursuant to Rule 506 under Regulation D, 1,767,000 shares of common stock at $6.00 per share in a private placement with new and existing domestic and international institutional investors. The placement agent received cash commissions of $352,000 and commissions in the form of common stock aggregating 131,148 shares and five-year warrants to purchase 176,700 shares at $6.00 per share. Of the net proceeds of approximately $10.2 million, $4.0 million were used to redeem a portion of the outstanding Convertible Preferred Stock and the balance is to be used for working capital. In connection with this redemption, the conversion price of the remaining $6 million of Convertible Preferred Stock was fixed at $6.00 per share and the Company issued the holder of the Convertible Preferred Stock 18-month warrants to purchase 325,000 shares of common stock at $6.00 per share. These warrants may be exercised at any time until December 30, 2000.

On July 15, 1999,  the Company filed a  registration  statement as to the common
stock  issued  in  the  private   placement  and  underlying  the  warrants  and
Convertible Preferred Stock referred to above.

Options and Warrants
--------------------------------------------

Since March 31, 1999, the Company's Board of Directors has granted to certain executives, employees and non-employee directors options to purchase a total of 664,582 shares of the Company common stock.

In June 1999, an officer converted 350 Class B Units into 192,938 shares of Company common stock in accordance with the terms of conversion available to the holder.

In July 1999, an officer converted 38 Class B Units into 21,000 shares of Company common stock in accordance with the terms of conversion available to the holder.

In June 1999, a warrant holder exercised such warrants to acquire 31,500 shares of Company common stock at an exercise price of $2.86 per share.

NOTE 6   RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

In June 1999 Mr. Fiedler, the Company's Chairman and Chief Executive Officer, and Mr. Latham, the Company's President and Chief Operating Officer, converted, respectively, 350 and 38 Class B Units into 192,938 and 21,000 shares of Company common stock. These conversions were made in accordance with the conversion terms available to holders of Class B Units.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANICAL CONDITION AND
         RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations for the Quarter Ended June 30, 1999
---------------------------------------------------------

For the first quarter of fiscal year 2000 we had revenues of $10.4 million, representing a $3.2 million, or a 45% increase over the first quarter of the prior fiscal year and a 30% increase over the previous quarter. Revenues from the sale of DSS Switches and related services increased to $8.6 million from $7.1 million in the prior year and from $6.1 million in the previous quarter. The international long distance service subsidiaries that were acquired during the prior fiscal year generated revenues of $1.8 million.

Shipments of switching equipment were contracted to three new customers during the quarter and they represented $7.5 million of the switching equipment revenues. We have granted extended payment terms to these customers while they are in the process of seeking lease financing for their capital purchases. In view of the extended payment terms and the comparatively short operating history of these customers, we have deferred recognition of profit of $5.6 million attributable of these sales, until payment is received or all contingencies are removed. Contingencies were removed and final payment has been received on equipment sales contracts in respect of which we had previously deferred profit of $1.6 million. This profit was recognized in the quarter ended June 30, 1999.

The revenue generated from sales of switching equipment is $8.6 million in the quarter with a gross margin of 31%. If the gross margin for the switching equipment was not impacted by the profit deferral described above, the gross margin on revenue of $8.6 million would be 77% compared to 55% in the first fiscal quarter of the prior year. The international long distance service subsidiaries that were acquired during the prior fiscal year generated a gross margin of $0.4 million or 24% of long distance service revenues during the quarter ended June 30, 1999. The total gross margin for all lines of business for the first fiscal quarter is $3.1 million, or 30% of total revenues, as compared to $3.9 million or 55% of total revenues for the first quarter of the prior fiscal year.

Selling and general administrative expenses for the first fiscal quarter were $4.1 million compared to $2.9 million for the first quarter of the prior fiscal year. The increase is primarily related to the additional operating expenses incurred by the long distance service providers acquired in fiscal 1999. As a proportion of total revenues, the selling and general administrative expenses improved to 39% from 41% in the first quarter of the prior fiscal year.

Engineering, research and development expenses for the first quarter of fiscal 2000 are $2.2 million, or 21% of sales, as compared with $1.9 million, or 27% of sales, for the first quarter of the prior fiscal year. We have continued to enhance product offerings to meet current and anticipated customer demand, including further refinement of our client/server architecture on our switch and the development of voice over Internet Protocol.

The operating loss for the quarter is $3.2 million versus a loss of $0.9 million in the first quarter of the prior fiscal year. The increase in the loss over the corresponding quarter of the prior year is primarily the result of the lower gross margin due to the profit deferrals referred to above and to the increased operating expenses required to support the increase in revenues.

Interest expense for the quarter is $0.4 million versus $0.02 million for the first quarter of the prior fiscal year. The increased expense is comprised entirely of financing costs related to the operations of the international long distance service subsidiaries.

The loss from  discontinued  operations  in the  first  quarter  of fiscal  2000 consists of property tax expenses related to the remaining assets of the discontinued operations. The assets were sold in July 1999.

The net loss for continuing operations for the first quarter of fiscal 2000 is $3.4 million versus a net loss of $1.1 million for the corresponding quarter of the prior year. The loss represents a basic and fully diluted loss per common share of $0.31 versus a loss of $0.11 for the corresponding quarter of the prior year. The loss from discontinued operations for the first quarter of fiscal 2000 is $0.3 million and increases the basic and fully diluted per share loss to $0.34.

Liquidity and Capital Resources
-----------------------------------------------------------------

We used cash from operating activities of $4.3 million during the first quarter of fiscal 2000 compared to providing $0.9 million during the first quarter of fiscal 1999. This deterioration in operating cash flow is due to the increase in the operating loss and the increase in working capital required to support the business growth achieved in the quarter.

We used cash for investing activities of $1.9 million during the first quarter of fiscal 2000 compared to $0.4 million used for investing activities in the corresponding quarter of fiscal 1999. Capital expenditures on equipment purchases and software of $1.6 million in the first quarter of fiscal 2000 represented an increase of $0.9 million from the corresponding quarter of the prior fiscal year. Purchases were primarily for additional switching equipment required to support the expansion of the international long distance services segment of the business and software for certain Internet protocol and compression capabilities. Net cash used in investing activities in fiscal 2000 also included cash paid in connection with increases in investment in affiliates of $0.3 million.

In May 1999, as part of our efforts to provide additional working capital, we received $10.2 million in net proceeds from a private placement. From the net proceeds of this placement, we paid $4 million to redeem 100 shares of the 700 shares of 5% Series A Convertible Preferred Stock which were issued and outstanding as at March 31, 1999.

As of June 30, 1999, we have notes payable of $9.0 million. These notes are secured by certain of our assets and by 708,692 shares of our common stock and bear interest at the bank's prime rate (currently 7.75%) plus 1/2%. These notes were due on demand. In July 1999, the payment date was extended to December 2001. In addition, we have capital lease obligations of $2.4 million at June 30, 1999, payable through 2004 and a note payable of $0.3 million due February 2000.

We also have a $2.2 million revolving line of credit secured against certain trade receivables. As at June 30, 1999, $0.8 million has been drawn against the line, which bears interest at the bank's prime rate plus 4%. The line of credit expires on February 29, 2000. We have a long-term obligation in the amount of $1.6 million in connection with principal and interest due on subordinated debentures, which bear interest of 11.25% per year. The debentures mature in the year 2002 and interest only is due until such time.

In July 1999, we received $1.9 million from the sale of our shares of iCompression, Inc. These shares were acquired in settlement of loans we made to NUKO Information Systems in fiscal 1998 and the $1.9 million received provides full recovery of the principal and interest due on the loans.

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

Forward Looking Statements
-----------------------------------------------------------------

All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual and Quarterly Reports to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and in general the other risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Please see Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, for information on various legal proceedings. There are no material developments to report at this time.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------

c) Issuances of equity securities not registered under the Securities Act of 1933 are described in Note 5 of the Condensed Consolidated Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

a)   Exhibits:

     3.01 Restated Certificate of Incorporation, as amended September 1, 1992 (incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 Reg. No. 333-63017).

     3.02 By-Laws of the Company incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended March 31, 1997.

     27   Financial Data Schedule

b)   Reports on Form 8-K:

     (1)  A Form 8-K was filed by the Company on May 5, 1999, which covered:

          Item 5. Other Events

          On April 20, 1999 the Company announced it had cancelled its proposed acquisition of Apollo Telecom, Inc.

     (2)  A Form 8-K was filed by the Company on June 3, 1999, which covered:

          Item 5. Other Events

          On May 27, 1999, the Company sold, pursuant to Rule 506 under Regulation D, 1,767,000 shares of common stock at $6.00 per share in a private placement with new and existing domestic and international institutional investors. Sunrise Securities Corp., the placement agent, received cash commissions of $352,000 and commissions in the form of common stock aggregating 131,148 shares and five-year warrants to purchase 176,700 shares at $6.00 per share. The net proceeds of approximately $10.2 million are to be used for working capital and to redeem $4 million of the outstanding Convertible Preferred Stock. In connection with this redemption, the conversion price of the remaining $6 million of Convertible Preferred Stock was fixed at $6.00 per share and the Company issued the holder of the Convertible Preferred Stock 18-month warrants to purchase 325,000 shares of common stock at $6.00 per share.

          The Company has agreed to use its best efforts to file a registration statement as to the common stock issued in the private placement and underlying the warrants and Convertible Preferred Stock referred to above.

     (3)  A Form 8-K/A was filed by the Company on June 18, 1999, which covered:

          Item 7 of the Current Report on Form 8-K of Coyote Network Systems, Inc. dated May 27, 1999, filed with the Securities and Exchange Commission on June 3, 1999, is hereby amended to refile Exhibit 4.2. An incorrect copy of such exhibit was filed on June 3, 1999.

     (4) A Form 8-K/A, Amendment No. 2 was filed by the Company on June 22, 1999, which covered:

          Item 7 of the Current Report on Form 8-K/A of Coyote Network Systems, Inc. dated May 27, 1999, filed with the Securities and Exchange Commission on June 18, 1999, is hereby amended to refile Exhibit 4.2. Such exhibit as filed June 18, 1999, incorrectly listed the title of Mr. Daniel W. Latham. Mr. Latham's title is hereby amended to correctly read President and Chief Operating Officer of Coyote Network Systems, Inc.

                                   SIGNATURES
--------------------------------------------------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             COYOTE NETWORK SYSTEMS, INC.



                             By:   /s/ James J. Fiedler
                                   --------------------------------------------
                                   James J. Fiedler
                                   Chairman of the Board and
                                   Chief Executive Officer
                                   (Principal Executive Officer)


                             By:   /s/ Brian A. Robson
                                   --------------------------------------------
                                   Brian A. Robson
                                   Executive Vice President,
                                   Chief Financial Officer and Secretary
                                   (Principal Financial and Accounting Officer)


DATE:  August 16, 1999