Form 10-K/A
period 1999-03-31
COYOTE NETWORK SYSTEMS INC
filed 1999-09-20
CIK 57201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ---------------------------

                                   FORM 10-K/A
                                 Amendment No. 2

                          ---------------------------

[X]    Annual Report Pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934  For the fiscal year ended       March 31, 1999
                                                       ________________________

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934 For the transition period from ______ to ________

       Commission file number                       1-5486
                               ________________________________________________

                          COYOTE NETWORK SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

            Delaware                                    36-2448698
----------------------------------          -----------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)

4360 Park Terrace Drive, Westlake Village, California               91361
-----------------------------------------------------         -----------------
     (Address of principal executive offices)                     (Zip Code)

  Registrant's telephone number, including area code:            (818) 735-7600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                 |_|

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


                   DOCUMENTS INCORPORATED BY REFERENCE - NONE.

================================================================================
                                     PART I
================================================================================

Forward-Looking Statements
---------------------------------------------------

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

--------------------------------------------------------------------------------
ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

General
---------------------------------------------------

Coyote Network Systems, Inc. is engaged in the telecommunications business. Specifically, we sell telecommunications equipment, international long distance services and network services, primarily to entrepreneurial carriers, e.g., domestic and international long distance providers, competitive local exchange carriers (CLECs) and Internet service providers (ISPs). Our telecommunications products are designed to route telephone calls in an efficient, cost-effective manner. We also sell competitively priced wholesale international long distance services, primarily to entrepreneurial carriers and we market retail international long distance services, primarily to affinity groups, i.e., groups that share a common characteristic such as language or culture. In addition, we provide telecom network support services, i.e., network design and integration, facilities management, switch provisioning, billing administration and customer support services. Through our joint venture, TelecomAlliance, we plan to provide carriers with wholesale long distance and Internet services at new price points, and to provide them with telecom equipment, billing administration, customer support services and a path to access voice over data networks.


We were incorporated in 1961, and in November 1996, we made a strategic decision to dispose of all of our non-telecommunications equipment businesses. As a result, in 1997, we divested the Atlanta Provision Company, a meat and seafood provider, and C&L Communications, a distributor of telecom and datacom products. In 1998, we completed the restructuring by divesting Valley Communications, a network installation and service company. Accordingly, in 1997, we changed our name to Coyote Network Systems, Inc.

In April 1998, we expanded the scope of our telecommunications equipment business by acquiring substantially all of the assets of American Gateway Telecommunications, a provider of wholesale international long distance services. In September 1998, we completed the acquisition of INET Interactive Network System, a provider of international long distance services to commercial and residential affinity groups. In November 1998, we formed TelecomAlliance, which is designed to enhance the growth and liquidity of entrepreneurial carriers by providing its member companies with wholesale long distance and

Internet services. In January 1999, we formed Coyote Communications Services LLC, designed to provide network operations and support services to our customers and other new, entrepreneurial carriers.


Our principal executive offices are located at 4360 Park Terrace Drive, Westlake Village, California 91361 and our telephone number is (818) 735-7600.

Industry Overview
---------------------------------------------------


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


The 1984 deregulation of the U.S. telecommunications industry enabled the emergence of a number of new long distance companies in the U.S. Currently, there are more than 500 U.S. long distance companies, most of which are small or medium-sized companies. To be successful, these small and medium-sized companies need to offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T Corp. ("AT&T"), MCI Worldcom ("MCI") and Sprint Corporation ("Sprint"). In addition, these small and medium-sized companies generally have only limited capital resources to invest in international facilities. New international carriers emerged to take advantage of this demand for less expensive international bandwidth. These entrepreneurial multinational carriers acted as aggregators of international traffic for smaller carriers, taking advantage of larger volumes to obtain volume discounts on international routes (resale traffic), or investing in facilities when volume on particular routes justified such investments. Over time, as these international carriers became established and created high quality networks, they began to carry overflow traffic from the larger long distance providers seeking lower rates on certain routes. Our wholesale international long distance company and Telecom Alliance are designed, among other things, to obtain volume discounts and other economies by aggregating a number of emerging carriers.


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


International Switched Long Distance Services
International switched long distance services are provided through switching and transmission facilities that automatically route calls to circuits based upon a predetermined set of routing criteria. The call typically originates on a local exchange carrier's network and is transported to the caller's domestic long distance carrier. The domestic long distance provider then carries the call to an international gateway switch such as the ones we sell. An international long distance provider picks up the call at its gateway and sends it directly or through one or more other long distance providers to a corresponding gateway switch operated in the country of destination. Once the traffic reaches the country of destination, it is then routed through that country's domestic telephone network to the party being called.

International long distance providers can generally be categorized by their ownership and use of switches and transmission facilities. The largest U.S. carriers, such as AT&T, MCI and Sprint, primarily utilize owned transmission facilities and generally use other long distance providers to carry their overflow traffic. Since only very large carriers have transmission facilities that cover the more than 200 countries to which major long distance providers generally offer service, a significantly larger group of long distance providers own and operate their own switches but either rely solely on resale agreements with other long distance carriers to terminate their traffic or use a combination of resale agreements and owned facilities in order to terminate their traffic. One other category, "switchless resellers", rely entirely on third parties to switch and terminate their traffic. Such switchless resellers generally attempt to purchase enough minutes to obtain volume discounts and then resell the time at a mark-up. These "switchless resellers" and emerging carriers are the principal market for our DSS Switches and Carrier IP Gateways, which are designed specifically to require less investment than the equipment used by large telecommunications companies and, accordingly, to be cost effective for emerging telecom companies.


Principal Products and Services
-------------------------------------------------------

We market telecommunications switching equipment and domestic and international retail and wholesale long distance services. Our primary equipment products include telecommunications switches ("DSS Switches") and Internet Protocol gateways ("Carrier IP Gateways ") designed to route voice traffic over public and private networks and the Internet. In fiscal 1999, we derived 85% of our total revenues from the sale of switching and related OEM equipment. We derived 9% of our revenues from retail domestic and international long distance service and 6% of our revenues from wholesale international long distance service. Over time, we expect revenues from the sale of international long distance service will constitute an increasing percentage of overall revenue.

DSS Switch
We design, develop, engineer and market flexible telecom switches that enable telecommunications carriers to provide voice and data services to retail and wholesale customers. DSS Switches enable telecom carriers to provide local, long distance and Internet access as well as value-added services like debit and credit card services, 800 number services, conferencing and operator services.

Our DSS Switch is an all-digital telephone switch used in central office, tandem and international gateway solutions that enable telecom and Internet service providers to enter new markets and generate new revenues. DSS Switches are modular in design and can be expanded in size from 96 to 10,240 lines enabling telecom carriers to start small and to cost effectively add telephone lines as their customer base grows.

The DSS Switch converts different signaling systems from international countries to be compatible with the signaling system used for domestic telephone calls, providing reliable, efficient, affordable international voice and data communications.

As an international gateway, the DSS Switch enables calls to be placed from the U.S. to international countries. As a central office or end office Class 5 switch, the DSS connects customers to the public switched telephone network. As a tandem Class 4 switch, the DSS connects to other switches in the public telephone network to enable long distance calls to be completed. The DSS Switch is flexible, modular and designed with an open architecture, enabling it to operate as a stand-alone product or in conjunction with products provided by other equipment manufacturers.

Carrier IP Gateway
The Carrier IP Gateway is a flexible Internet Protocol (IP) solution designed to meet the needs of domestic and international long distance carriers, local service providers and Internet access providers. Internet Protocol describes software that is used on the Internet and data networks to track addresses, to route outgoing messages and to recognize incoming messages. The Carrier IP Gateway improves the efficiency of costly dedicated long distance telephone lines by compressing and packetizing the traffic and routing it between the public telephone network, private data networks and the Internet.

The Carrier IP Gateway serves as a connection between the public telephone network, private voice and data networks and/or the Internet. The Carrier IP Gateway enables voice and fax calls to be routed over networks that use IP. When connected to our DSS Switch, the Carrier IP Gateway can be configured to use IP or other packet technologies like frame-relay or Asynchronous Transfer Mode
(ATM). Frame relay is a popular type of packet technology generally used for data transmission. ATM is a high-speed transmission technology that is generally believed to be a preferred technology for high bandwidth networks and is compatible with IP technology.

Data or IP networks are more efficient and cost effective for transmitting voice traffic than the public telephone network resulting in lower operating cost, better utilization of telephone lines and the ability to add new applications that utilize both voice and data technologies. The Carrier IP Gateway is standards-based and capable of communicating with virtually any Class 5 central office or Class 4 tandem telecom switch.

Retail and Wholesale Domestic and International Long Distance Services
We also provide wholesale domestic and international long distance services, primarily to emerging and entrepreneurial carriers through a flexible network comprised of international gateway switches, leased transmission facilities and resale arrangements, operating agreement and termination arrangements with other long distance service providers, all of which enables us to complete telephone calls to more than 200 countries in Europe, Africa, Asia, the Pacific Rim, Australia, Canada, the Caribbean and Central and South America.

Our INET Interactive Network System subsidiary is a full service, facilities-based telecommunications carrier that provides retail as well as wholesale long distance services to commercial customers as well as affinity groups, such as French and Japanese speaking people in the United States. As of March 31, 1999, INET had approximately 9,900 customers who purchased approximately 16,250,000 minutes of traffic for the three months ended March 1999.

INET's retail and wholesale services include call origination to and from anywhere in the U.S. to more than 200 countries worldwide. INET also provides back office services, such as billing administration and invoice reconciliation services and switch partitioning which maximizes switch resources and generates additional revenue by permitting the resale of excess switching capacity to other carriers. INET also provides retail services such as 1-800/888 services, calling card and pre-paid debit card services, billing services and language-centric and culture-sensitive customer support.

Our American Gateway Telecommunications subsidiary is a full service, facilities-based carrier offering wholesale services to telecom carriers and switchless resellers. AGT provides international long distance services to Asia, the Pacific Rim, Europe and the Americas. In fiscal 1999, AGT had nine wholesale customers who purchased an aggregate of 4,300,000 minutes of traffic.

We also provide carriers with network integration and customer support services, including consulting services, network design, switch provisioning, outsourcing, on-site technical support, remote monitoring, 7x24 customer support, billing administration and help desk support. These services enable our customers to focus on growing their business while we operate and manage their network for a fee.


Business Strategy
-------------------------------------------------------

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

3. Acquire IRUs (Indefeasible Right of Use) to carry our international traffic and sell excess capacity to resellers and customers. The owner of an IRU has the right to use that portion of the undersea cable for a specified period of time.


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

     - We also plan to market our telecom equipment, international long distance and network services in Europe, where market liberalization is in its early stages. To do so, for example, we may seek alliances with European companies to permit them to market our products and services in Europe and permitting us to market their products and services in the U.S.

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

General Framework
----------------------------------------------------

We have identified initiatives to turn our strategic vision into reality.

Consolidating and Expanding Our Technology Position
----------------------------------------------------


We plan to continue to develop, acquire, take equity positions in and/or contract with companies that have leading-edge technologies and that serve customers with cost-competitive solutions, including IP gateways, alternative transmission and packet- and revenue-generating applications. For example, our Carrier IP Gateway combines the high bandwidth efficiency of an IP link with compression equipment, improving the efficiency of costly dedicated long distance lines. Besides being more efficient, new networks, such as IP, ATM and the Internet, typically bypass conventional long distance carriers, who must pay local access charges.


We plan to bundle local, long distance, data and video services in focused markets to better serve our customers with value-added, cost-competitive solutions. We also plan to add Internet services, international facilities and IRUs.

Acquiring and Integrating Switchless Affinity-Based Resellers
----------------------------------------------------------------------

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

     - We can facilitate debt and/or lease financing through our relationships with lessors and our willingness to offer inducements, such as warrants, to lenders and lessors to work with our customers.

     -    We can provide billing and collection services.
     - We can integrate networks and provide the equipment and services to support them.
     -    We can provide space for their switching equipment.

     -    We can improve their margins due to economies of scale and synergies.
     -    We enable them to provide new revenue generating services.
     -    We can provide them with a strategy for growth.
     -    We can provide them with a path to voice over data networks.
     -    We offer them the potential of a logical exit strategy.
     - We can increase the value of their company by providing the above-mentioned items.


Sales and Marketing
-------------------------------------------------------

To meet the needs of our customers, we market our products and services through the coordinated efforts of our direct sales force, independent agents and systems integrators.

Our equipment sales are targeted to entrepreneurial carriers, such as competitive local exchange carriers, switchless resellers and international and domestic long distance providers. Many of the equipment sales are coupled with service contracts or contemplate additional equipment sales as the end-user customer progresses with the implementation of their business plan. Our receipt of the additional service or equipment revenues is subject to the ability of our customers to implement their business plans. In many instances, we facilitate sales by arranging for third party lease financing. In such instances, we often provide warrants and other financial inducements to the lease company to facilitate the financing.


We primarily market our wholesale long distance services directly to carriers and through independent agents. We primarily market our retail long distance services through our agents and focused sales and marketing activities, e.g., advertising in local ethnic newspapers.

Customers and Customer Concentration
-------------------------------------------------------

Our equipment products are targeted at markets for small-to-medium sized telecom switches and IP gateways. Potential customers for our telecommunications equipment include, among others, entrepreneurial telecommunications carriers such as competitive local exchange carriers, switchless resellers, incumbent local exchange carriers, wholesale and retail international and domestic long distance providers and Internet service providers. We market retail international long distance services to affinity groups. Our equipment revenues in fiscal 1999 were from shipments to 16 end-user customers, seven of which were sold through third party lessors and which accounted for approximately 93% of the total equipment revenues. In fiscal 1998, we shipped equipment to 12 customers, one of which accounted for approximately 40% of total equipment revenues.


Among the companies that have taken delivery of our switches are Apollo Telecom, BD Communications, Cellular XL, Concentric Network Corporation, Crescent Communications, Dakota Carrier Services, DTA/I:COMM Networks, Lightcom International, Inc., Mercury Telecom (USA), Mony Travel Inc., Rhinos International, Telesys S.A., Vancouver Telephone Company, Wireless USA and WorldWave Communications.

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


A component of our long-term strategy is our expansion into international markets as evidenced by our investment in Systeam, S.p.A. and our OEM (original equipment manufacturer) agreement with Tokyo-based Apollo KK. In order to effect this strategy, we are seeking strategic alliances with companies that have established international distribution channels. We also recently obtained a Class II carrier license and a point of presence in Japan. A Class II license enables us to originate and terminate traffic in that country and a point of presence is the physical place where a long distance carrier connects to a local exchange carrier's network.


Our wholesale international long distance services are offered primarily to U.S.-based entrepreneurial carriers.

Customer Service and Support
-------------------------------------------------------

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

Research and Development, Manufacturing and Supply
--------------------------------------------------------------------------------

In fiscal 1999, we invested approximately $11.0 million in engineering, research and development efforts with the goal of providing new and enhanced features to the existing DSS Switch and developing the Carrier IP Gateway. The purpose of these investments was to address the expanded customer and technical demands of the existing carrier marketplace while preparing us to successfully participate in the Internet Protocol based market.

Our Switch Server Architecture (SSA) is a scalable, open, standards-based platform designed to meet the needs of entrepreneurial carriers. The SSA meets those needs by reducing network costs and enabling revenue generation through enhanced service applications. Carrier and service provider costs are reduced by routing voice and fax traffic over inexpensive IP networks. The SSA allows carrier and service providers to realize the cost reductions of next-generation IP-telephony networks while maintaining interoperability with the public telephone networks.


The SSA employs internally-developed and OEM hardware and software components which enables us to quickly provide complete turnkey products and services to our customers. The SSA provides an industry-standard and open call-processing model which allows application developers to quickly develop and/or integrate third-party revenue-generating enhanced services.

The research and development focus described above has been conducted in accordance with detailed design specifications developed by us. We engage contract engineers and independent laboratories to perform some of the research and development work. These efforts typically involve expertise in the following areas: automatic test systems, telecommunications and engineering processes, UNIX software, operation administration maintenance and provisioning, telecommunication signaling systems, telecommunications and data communications software and Internet software. In virtually all of these instances, we own the results of the research and development performed.

Where an application requires the customization of existing contractor proprietary software, we typically enter into a license agreement with the contractor.

We retain the responsibility of successfully integrating the contractor's work product with our products.

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

Proprietary Rights
-------------------------------------------------------

We use a combination of trade secrets, industry know-how, confidentiality, non-compete agreements and tight control of our software to protect the products and features that we believe give us competitive advantages. We are currently engaged in litigation alleging that our use of the name Coyote infringes on the rights of the plaintiff.

Wholesale and Retail Facilities
-------------------------------------------------------

We provide long distance service to international countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased facilities and resale arrangements with long distance providers. We plan to grow our revenues by capitalizing on the deregulation of international telecommunications markets.

Competition in the Telecommunications Industry
-------------------------------------------------------

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

International competition also may increase as a result of the competitive opportunities created by a Basic Telecommunications Agreement concluded by members of the World Trade Organization (WTO) in 1997. Under the terms of the WTO agreement, starting February 1998, the United States and more than 65 countries have committed to open their telecommunications markets to competition and foreign ownership and to adopt measures to protect against anti-competitive behavior.

Government Regulation
-------------------------------------------------------


Our U.S. interstate and international telecommunications service offerings generally are subject to the regulatory jurisdiction of the Federal Communications Commission (FCC). Our telecommunications service offerings outside the U.S. are generally done under contract to third-party carriers who deal with the international and in-country regulatory authorities.

In addition, U.S. and foreign regulatory authorities may affect our international service offerings as a result of termination and/or transit arrangements. U.S. or international regulatory authorities may take action or adopt regulatory requirements that could adversely affect us. Our business plan depends to a large degree on the deregulation of the telecommunications market which has enabled the emergence of many new services.

United States Regulation
Overview. We provide international telecommunications service to, from and through the United States and generally are subject to the terms of the Communications Act of 1934, the Telecommunications Act of 1996 and to regulation by the FCC. Section 214 of the Communications Act requires us to make application to and receive authorization from the FCC prior to leasing international capacity, acquiring international facilities, purchasing switched minutes or providing international service to the public.

In this regard, we offer telecommunications service pursuant to FCC authorization under Section 214. In addition, FCC rules require prior FCC approval before transferring control of or assigning FCC licenses and impose various reporting and filing requirements upon companies providing international services under a FCC authorization. We must file reports and contracts with the FCC and must pay regulatory fees that are subject to change.

Long distance telecommunication services we offer in the U.S. are also subject to the jurisdiction of state regulatory authorities, commonly known as public utility commissions (PUCs). Specifically, since we have facilities in California, New York and Texas, we are subject to the regulations of the PUCs in those states.

Regulatory action that may be taken in the future by the FCC may intensify competition, impose additional operating costs, disrupt transmission arrangements or otherwise require us to modify our operations. Although rule changes may provide us with more flexibility to respond more rapidly to changes in the global telecommunications market, they also will provide the same flexibility to our competitors.

In addition, by its own actions or in response to a third-party's filing, the FCC could determine that our services, termination agreements, agreements with other carriers or reports do not or did not comply with FCC rules. If this were to occur, the FCC could order us to terminate non-compliant arrangements, fine us or revoke our FCC authorizations. We may also be indirectly adversely affected by the FCC on other actions that could affect our customers, potential customers, suppliers and the telecommunications industry in general.

International Traffic. Under the World Trade Organization Basic Telecom Agreement, concluded in 1997, sixty-nine nations comprising 95% of the global market for basic telecommunications services agreed to permit competition from foreign carriers. In addition, fifty-nine of these countries have subscribed to specific pro-competitive regulatory principles. The WTO Agreement became effective in February 1998 and is expected to be implemented by the signatory countries by 2002. We believe the WTO Agreement will increase opportunities for us and for our competitors. However, the precise scope and timing of the implementation of the WTO Agreement remain uncertain and there can be no assurance that the WTO Agreement will result in beneficial regulatory liberalization.

We have a "Special Type II Telecommunications Carrier" license that allows us to originate and terminate traffic in Japan. As such, we must comply with the provisions of the Japanese Telecommunications Business Law and the Japanese Ministry of Post and Telecommunications (MPT) "Three Year program for the Promotion of Deregulation" and related laws on the "Rationalization of Regulatory Frameworks in the Telecommunications Field." A Special Type II license provides us with certain privileges and responsibilities, e.g., we must have two certified switch engineers in Japan and we must file periodic reports with the MPT.


Environmental Regulation
-------------------------------------------------------


Compliance with federal, state and local regulations relating to environmental protection has not had a material effect upon our capital expenditures, operating results or competitive position.


Employees
-------------------------------------------------------

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


ATM - Asynchronous Transfer Mode - Very high-speed transmission technology. ATM is a high bandwidth, low-delay, packet-like switching and multiplexing technique. It is generally believed to be the preferred technology for high bandwidth networks and is compatible with IP technology. ATM also is compatible with fiber optic technology. In ATM, information is segregated into 53-byte fixed-size cells, consisting of header and information fields.

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

Class 4 Switch - The fourth level in the traditional telephone switching hierarchy - major switching center to which toll calls (long distance) from Class 5 end office switching centers are sent.

Class 5 Switch - An end office in the traditional telephone switching hierarchy. Residential and business customer's telephone service, including carrier provided features, are provided from Class 5 switches.


CLEC - Competitive Local Exchange Carrier - New carriers which compete with the incumbent local exchange carrier. CAPs, cable companies, long distance companies, incumbent local exchange carriers operating out of their traditional franchise territories, new entrants and wireless companies can be CLECs.


E1 - A digital transmission link with the capacity of 2,048,000 bits per second
(bps). An E1 uses two pairs of normal copper wire, the same wires utilized in homes. An E1 can be channelized into 30 voice or data channels, each handling 64,000 BPS. Two additional channels of 64 Kbps each are used for signaling and framing respectively. An E1 may also be utilized for ISDN-PRI and advanced services including Fame Relay, IP and ATM. E1 is the unit of base telephone trunking outside the United States. In the United States, T1 is the standard.


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


IP - Internet Protocol - Part of the TCP/IP family of protocols describing software that tracks the Internet address of nodes, routes outgoing messages, and recognizes incoming messages. IP was originally developed by the U.S. Department of Defense to support interworking of dissimilar computers across a network.


IP Telephony - Telephone service over an IP network. It may be a private IP network or the public Internet.

IRU - Indefeasible right of use. A measure of currency in the underseas cable business. The owner of the IRU has the right to use that portion of the cable for the time provided for.

ISP - Internet Service Provider.


Landing Rights - The right to carry traffic into and out of a country. The respective governments grant the carrier the right to bring traffic into or out of a country.


LAN - Local Area Network.

OEM - Original Equipment Manufacturer.

Point of Presence - POP - Physical place where a long distance carrier connects with a local exchange carrier's network.

Ports - An entrance to or exit from a device or an entire network.


PTT - Post Telephone & Telegraph - PTTs provide telephone and telecommunications services in most foreign countries. Their governments have traditionally owned them. In some countries, privatization and deregulation have mapped a future with less government control for some PTTs.

PSTN - Public Switched Telephone Network - The public telephone network.


Public Internet - The Internet, a public network using IP. There are also private or dedicated IP networks which are not part of the public Internet.

SSA - Switch Server Architecture - A network architecture strategy developed by Coyote Technologies, LLC, which allows interworking of voice and data networks and the applications operating on these networks.

Server - A shared computer on a network that can be as simple as a regular PC on a local network set aside to handle print request to a single printer. Usually, it is the fastest PC or workstation or largest computer around. It may be used as a depository and a distributor of large amounts of data. It may also be the gatekeeper controlling access to voice mail, electronic mail, facsimile services and other applications. Today, servers can be found throughout local area networks and across wide area networks, including the Internet. Generally, they can be characterized as applications platforms. In some contextual uses of the word server, the word refers only to software running on the application platform. Generally, however, server refers to hardware, operating systems, and applications software.

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


T1 - A digital transmission link with the capacity of 1,544,000 BPS. A T1 uses two pairs of normal copper wires, the same wires utilized in homes. A T1 can be channelized into 24 voice or data channels, each handling 64,000 BPS. A T1 may also be utilized for ISDN-PRI and advanced services including Fame Relay, IP and ATM. T1 is the unit of base telephone trunking in the United States. Overseas, E1 is the standard.

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


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.

                  ============================================
                                    PART II.
                  ============================================

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

          FISCAL 1999                         FISCAL 1998
  ----------------------------        -----------------------------
  Quarter      High      Low          Quarter      High       Low
  -------      ----      ---          -------      ----       ---
  First      $ 9.167    $3.720        First       $5.580    $1.235
  Second      10.119     4.533        Second       9.762     2.679
  Third       16.500     6.071        Third        8.274     4.539
  Fourth     $ 9.125    $4.125        Fourth      $6.429    $3.303


At June 11, 1999, we had 1,224 stockholders of record.


We have not declared any cash dividends during the last three fiscal years. We have no plans to pay cash dividends on our common stock in the foreseeable future. The payment of cash dividends on our common stock is restricted by our subordinated debentures, which provide that our consolidated tangible net worth cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures ($1,254,000 as of June 25, 1999).


Sales and Issuance of Unregistered Securities
-----------------------------------------------------

None except as described below and as previously disclosed in reports filed pursuant to the Securities and Exchange Act of 1934.


In June 1999, in connection with lease financing provided to our end-user customers, we issued three warrants to PrinVest Financial Corporation, a third-party leasing company. Each of these warrants is to purchase 30,000 shares of common stock and may be exercised for three years from the date of issuance at $3.56, $5.56 and $7.56, per share, respectively.

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                          COYOTE NETWORK SYSTEMS, INC.
                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

                                                                             As of and for the Years Ended
                                                          -----------------------------------------------------------
                                                          March 31,    March 31,    March 31,     March 30,   April 1,
                                                            1999         1998         1997          1996        1995
                                                          ---------    --------     --------      --------    -------
Net sales                                                 $ 43,318     $  5,387     $  7,154      $   264     $ ---
                                                          ========     ========     ========      =======     =======
Earnings (loss) from:
     Continuing operations (1)(2)                         $(13,843)    $(34,155)    $(12,335)     $(2,746)    $(2,140)
     Discontinued operations (3)                              (900)       ---         (8,175)        (619)      1,420
     Extraordinary items                                     ---          ---           (508)       ---         ---
                                                          --------     --------     ---------     -------     -------
       Net loss                                           $(14,743)    $(34,155)    $(21,018)     $(3,365)    $  (720)

Earnings (loss) per common share [basic and diluted]:
     Continuing operations                                $ (1.41)     $  (4.60)    $  (2.23)     $  (.59)    $  (.48)
     Discontinued operations                                 (.09)       ---           (1.48)        (.13)        .32
     Extraordinary items                                     ---         ---            (.09)        ---        ---
                                                          --------     --------     ---------      -------     ------
       Net earnings (loss) per common share               $ (1.50)     $  (4.60)    $  (3.80)     $  (.72)    $  (.16)

Cash dividends per common share                           $  ---       $  ---       $  ---        $  ---      $ ---
                                                          ========     ========     =========     ========    =======

Total assets                                              $ 41,028     $ 21,975     $ 23,244      $29,092     $24,205
Debt (4)                                                    13,995        5,490        1,958        2,099       2,240
Working capital (deficit)                                     (659)       4,508        6,161       13,282      15,489
Shareholders' equity                                         6,057        8,060       16,834       24,686      19,729

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

General
-------------------------------------------------------

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


In April 1998, our subsidiary, Coyote Gateway, LLC ("CGL"), acquired substantially all of the assets of privately held American Gateway Telecommunications, Inc. ("AGT"), a provider of wholesale international long distance services, primarily to entrepreneurial carriers. In consideration of the asset transfer, AGT received a 20% ownership interest in CGL. CGL continues to operate under the name of AGT. Based in Richardson, Texas, AGT provides wholesale long distance service to international countries through a network comprised of foreign termination agreements, international gateway switches, leased transmission facilities and resale arrangements with other long distance providers. AGT is leveraging CTL's scalable DSS Switch to route international long distance calls. The DSS Switch enables AGT to enter new markets and capture calls at a low per minute, per customer cost creating a competitive advantage over traditional wireline carriers.


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


In November 1998, we announced the formation of a joint venture, TelecomAlliance, with Profitec, Inc. TelecomAlliance is designed to enhance the growth and liquidity of entrepreneurial carriers. TelecomAlliance plans to develop and manage a new telecom network, combining voice and data transmission services, as well as back office services, e.g., billing, customer service and service provisioning. TelecomAlliance plans to provide its member companies with wholesale long distance and Internet services at new price points. TelecomAlliance intends to build a facilities-based network with its own switching equipment and co-location arrangements and intends to contract with nationwide carriers for communications routes. While we have no financing commitments to TelecomAlliance, we are committed to provide certain services and to provide switching equipment at prevailing market prices. TelecomAlliance is planned to be a self-funded operation. To date, TelecomAlliance has completed market research, marketing communications and network design. Our long distance service subsidiary, INET, has contracted to be a member of the alliance and is currently the sole member. TelecomAlliance is not yet processing traffic. Profitec, based in Wallingford, CT, provides billing, back office and financial services to the telecom reseller market.

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

Segments
-------------------------------------------------------

For the year ended March 31, 1999, our business is reported for two operating segments: one operating segment is telecommunications equipment and the other operating segment covers the provision of long distance services. (See Note 13 to the Consolidated Financial Statements).

Results of Operations - Fiscal Year Ended March 31, 1999 versus March 31, 1998
-------------------------------------------------------------------------------


For the fiscal year ended March 31, 1999, we had revenues of $43.3 million, representing a $37.9 million, or 704%, increase over the prior fiscal year. Revenue from the sales of DSS switches and related OEM equipment increased to $36.6 million in fiscal 1999 from $5.4 million in the prior year. The international long distance service subsidiaries that were acquired during fiscal 1999 generated revenues of $6.7 million. The increase in revenues over the prior fiscal year is primarily due to successfully completing six contracts for the sale of DSS Switches and associated OEM equipment. The revenue from these contracts was $35.4 million. The success in completing these contracts was primarily related to our ability to identify and obtain funding for our customers through third party lessors. These sales are generally non-recurring and it is difficult to predict to what extent the increase will continue. However, we are currently working on several equipment sale transactions which are dependent upon lease financing.

Revenues in fiscal 1999 included shipments of switching equipment to eight new customers. Most of these contracts were sold and financed through third party lessors. Under these arrangements, the equipment is sold to a leasing company, the leasing company pays us and leases the equipment to the end user. Total revenues of $35.4 million were financed in this manner in fiscal 1999. To provide the leasing company with some security in the event of default by the end user, many of the agreements with third party lessors require us to place a refundable security deposit with the third party lessors based on the equipment component and gross value of the transaction. The amount of these security deposits at March 31, 1999 is $2.2 million. At the point that the terms of each lease transaction are satisfied, the security deposits associated with that lease will be refunded to us. As refund of the security deposits is contingent on the end user completing their payment obligation, we have reserved the full amount of these deposits and have not recognized profits on that portion of our contracts subject to deposits or other contingencies. In certain of these instances, we have also issued warrants to the third party lessors as part of the transaction.


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


Selling, general and administrative expenses for fiscal 1999 were $17.4 million versus $13.2 million for the same period last year. This increase is primarily related to the additional operating expenses incurred by the recently acquired long distance service provider subsidiaries and the increased sales commissions and expenses associated with the significant increase in switching equipment sales.


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


Non-operating income for fiscal 1999 is $0.4 million versus the fiscal 1998 expense of $0.1 million. The current year includes an expense of $0.6 million associated with issuing warrants as part of securing financing and other charges of $0.2 million. Offsetting the expense charges is a gain of $0.9 million related to the sale of Concentric Network Corporation securities and interest income of $0.3 million. Fiscal 1998 non-operating expense of $0.1 million was primarily due to a loss on the sale of securities.


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

Results of Operations - Fiscal Year Ended March 31, 1998 versus March 31, 1997
--------------------------------------------------------------------------------

CTL had revenues of $5.4 million in fiscal 1998, primarily from the sale of DSS Switches, compared to revenues of $7.2 million in fiscal 1997. Revenues in fiscal 1998 included shipments to nine new customers. One of the sales contracts, which accounted for approximately 40% of the total revenue for fiscal 1998, involved INET, a company that was one of our potential acquisition targets and which we subsequently acquired. The sale, which involved a third party lessor, occurred in March 1998. We have deferred recognition of gross profit on this sale as if the potential acquisition target was an affiliate at the time of the sale (in effect, we eliminated profit on the sale as if it were an inter-company transaction). As a result of this deferral, the gross margin for fiscal 1998 was reduced to 38% compared to 56% in the prior year. During fiscal 1997, 94% of revenues were from sales under one specific contract with Concentric Network Corporation ("CNC") which was fulfilled and completed in fiscal 1997.

Selling and administrative expenses included $1.3 million for professional audit and legal costs, primarily related to acquisitions that were not consummated. Selling and administrative expense in fiscal 1998 also includes a charge of $2.2 million with respect to losses in connection with failed acquisitions, including costs advanced, costs of due diligence expenses, consulting fees, legal expenses and other professional services.


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

The increase in loss from continuing operations in fiscal 1998 is primarily due to (a) an increase in general and administrative expense of $1.1 million primarily related to legal and other expenses incurred in market development and due diligence examination of potential acquisitions; (b) an increase in engineering, research and development expense of $0.9 million (c) an increase in interest charges of $2.0 million including a non-cash charge of $1.9 million with respect to the discount from market value of our common stock issued upon conversion of the 8% convertible notes described above; (d) a non-cash expense of $5.5 million related to the potential conversion of Class A and B Units; (e) expenses incurred in connection with the failed acquisition previously described; and (f) a non-cash expense of $8.0 million for warrants expected to be issued in connection with securities litigation.

Liquidity and Capital Resources
-----------------------------------------------------


As of March 31, 1999, we had a negative working capital of $0.7 million. In May 1999, as part of our efforts to provide additional working capital, we received $10.2 million in net proceeds from a private placement. The placement agent received cash commissions of $352,000 and commissions in the form of common stock aggregating 131,148 shares and five-year warrants to purchase 176,700 shares at $6.00 per share. From the net proceeds of this placement, we paid $4 million to redeem 100 shares of the 700 shares of 5% Series A Convertible Preferred Stock which were issued and outstanding as at March 31, 1999. In connection with the redemption, the conversion price of the remaining $6 million of Convertible Preferred Stock was fixed at $6.00 per share and we issued the holder of the Convertible Preferred Stock 18-month warrants to purchase 325,000 shares of common stock at $6.00 per share.

In July 1999, we received an offer for a commitment for a stand-by credit facility from certain shareholders that would provide a funding commitment to us of $3.5 million. This facility would be secured by the stock of INET, bear 12.5% interest on the outstanding principal balance and be repayable on March 31, 2000. We intend to enter into a definitive agreement only if these funds are needed to support the operation. The Company has also entered into an agreement to sell its shares of iCompression, Inc. for $1.9 million. The agreement was consummated and we received $1.9 million in July 1999.

In February 1999, we entered into definitive agreements with AMAC of Minnesota, Inc. for a loan to us of $10.0 million. This loan was intended to be for a five-year term, bear interest at 8% per year and be secured by our common stock. Despite repeated assurances that the funding was forthcoming, AMAC has not fulfilled its commitment, the loan has not been received, is long overdue and there can be no assurance that it will be received. We are now considering what course of action to take.


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


We do not have any specific capital expenditure commitments at this time. Our specific plans and actions to fund debt obligations and ongoing operations include:

     (a)  Sale of iCompression stock;
     (b)  Refinancing of notes to improve short-term liquidity;
     (c) Collection of existing receivables through the completion of customer lease financing on recent sales;
     (d) Completion of contracts and associated lease financing of identified new customers; and
     (e) Exercise of options, warrants and the possible sale of other equity instruments.

We are currently exploring means of raising capital through debt and equity financing to fund our immediate working capital needs. In addition, we will need additional capital to fund our future operations and acquisition strategy. We believe that we will be able to continue to fund our operations and acquisitions by obtaining additional outside financing; however, there can be no assurance that we will be able to obtain the needed financing when needed on acceptable terms or at all or that we will be able to carry out the plans outlined above.


Third Party Lease Financing
-----------------------------------------------------

To facilitate the sale of our equipment, we often arrange lease financing for the purchaser. Parties providing the third party lease financing include Comdisco and PrinVest and, recently, RCC Financing Group, Ltd. agreed in principle to provide lease financing to creditworthy customers, with a goal of providing $50 million by March 31, 2000.

Impact of Inflation
-----------------------------------------------------

Inflation has not had a significant impact on net sales or loss from continuing operations for the three most recent fiscal years.

Backlog
-------------------------------------------------------

We only include in our backlog written orders for products and related services scheduled to be shipped within one year. We do not believe that the level of, or changes in the levels of, our backlog is necessarily a meaningful indicator of future results of operations.


Recently Issued Accounting Standards
-------------------------------------------------------

In June 1998, the AICPA issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." We will adopt the standard in January 2000 and do not expect the adoption to have any material impact on our financial position or results of operations.

================================================================================
                                  RISK FACTORS
================================================================================


We Have Only Recently Entered The Telecommunications Industry And Have A Limited Operating History In Such Industry; Therefore, We Expect To Encounter Risks Frequently Faced By New Entrants Into This Rapidly Evolving Market.
--------------------------------------------------------------------------------

Although we were originally incorporated in 1961, we did not enter the telecommunications industry until 1994. Accordingly, we have a limited operating history in the telecommunications business upon which you can evaluate our current business and we are subject to the risks typically encountered in a relatively new business. In order to be successful, we must increase the level of sales of our products and services, and increase their acceptance in the marketplace. Some of the risks and uncertainties we face while we continue to develop our experience in this market relate to our ability to:

     -    sell our products and services;

     -    generate significant revenues from our sale of long distance minutes;

     -    integrate acquired businesses, technologies and services; and

     - respond to rapidly changing technologies and competitors' development of similar products.

If we are unable to accomplish these objectives, it could have a material adverse effect on our business.

We Have Experienced And May Continue To Experience Operating Losses And Negative Cash Flow From Operations, And Our Future Profitability Remains Uncertain.
--------------------------------------------------------------------------------

Our ability to achieve profitability and positive cash flow from operations is uncertain. We have incurred substantial costs in growing our business and by acquiring complementary businesses and technologies. For the last four fiscal years, we incurred losses from our continuing operations. Our net sales during the same period, $264,000 in the 1996 fiscal year, $7,154,000 in the 1997 fiscal year, $5,387,000 in the 1998 fiscal year and $43,318,000 in the 1999 year, did not offset our operating losses in each of these years. In addition, we experienced negative cash flow from operations of $17,859,000, $8,475,000 and $6,125,000, in fiscal years 1997, 1998 and 1999, respectively. To achieve profitability and positive cash flow, we must increase the sales of our products and services. Even if we do achieve profitability and positive cash flow, we may not sustain or increase profitability and positive cash flow in the future.

We Have Negative Working Capital And Will Require Substantial Additional Financing To Carry Out Our Business Plan.

--------------------------------------------------------------------------------


As of March 31, 1999, we had negative working capital of $659,000. Although, available funds and cash flow from operations will enable us to meet our anticipated working capital needs over the next 12 months our current business plan contemplates growth through acquisitions, which would require substantial additional financing and we cannot assure you that the required additional financing will be available to us on favorable terms or at all. If we are unable to obtain adequate funds at all or on acceptable terms, we may have to reduce the scope of our planned expansion of operations; we may also be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive or business pressures, all of which could have a material adverse effect on our business, results of operations and financial condition.

In addition, until we achieve higher sales and more favorable operating results, our ability to obtain funding from outside sources of capital could be restricted. Although our short-term liquidity has improved recently, we cannot be certain that we will maintain sufficient liquidity for the length of time required to achieve our operating goals or to successfully integrate the operations of our acquired businesses into our own.

Factors that could further increase our need for additional capital include:

     - our discovery of one or more additional attractive acquisition opportunities;

     - the failure of our operating cash flow to meet our working capital and capital expenditure needs; and

     -    the growth of our company beyond our current expectations.

If we raise additional funds by issuing equity securities, stockholders may experience dilution of their ownership interest and such securities may have rights senior to those of the holders of our common stock. If we raise additional funds by issuing debt, we may be subject to certain limitations on our operations, including limitations on our payment of dividends.

We May Continue To Experience The Consequences From Adverse Publicity Which We Received In December 1998, Including Inquiries From The SEC And Nasdaq.
--------------------------------------------------------------------------------

In December 1998, we received publicity, which adversely affected our stock price, from several articles published by TheStreet.com, an Internet publication, which implied, among other things:

     - that one of our end-user customers, Crescent Communications, Inc. did not exist; and

     - that our sale of equipment to Crescent through a third party, Comdisco, Inc., was invalid,

We believe that as a result of this publicity, The Nasdaq National Market and the Securities and Exchange Commission have commenced inquiries regarding our sale to Crescent Communications and other transactions. We have been requested to furnish, and have furnished, a number of documents and we do not know the status of these inquiries. Investigations by the Commission and/or The Nasdaq National Market could disrupt the trading of our common stock and/or divert the attention of our management from day-to-day operations. This could have a material adverse effect on our business, results of operations and financial condition.

If an investigation results in a negative outcome, the Commission and/or The Nasdaq National Market could impose a variety of sanctions against us, including fines, consent decrees or possibly de-listing. These sanctions could adversely affect our financial condition, the trading or registration of our common stock and/or its price.

We May Not Receive Expected Revenues Because A Customer May Not Fulfill Its Obligation To Purchase Additional Equipment And Services From Us.
--------------------------------------------------------------------------------

We typically sell equipment through a third party leasing company which pays us for the equipment and then leases it to our customers. Crescent Communications ordered equipment from us, which we sold to Comdisco, Inc. Comdisco paid us the full $12 million for that equipment and then leased it to Crescent under a separate contract between Comdisco and Crescent. Our agreement with Crescent contemplated Crescent ordering an additional $16 million in equipment and $9 million in services from us. However, Crescent Communications has not been able to implement its business plan as scheduled and has not purchased the additional equipment or generated the sales which would enable it to purchase the $9 million in services from us. Our future sales to Crescent will depend upon Crescent's ability to:

     -    implement its business plan;

     -    get its system operational;

     - retain the 30 million minutes of communications traffic it had letters of intent for at the time of our agreement in September 1998;

     -    obtain additional commitments for minutes of communications traffic;
          and

     - translate those minutes and commitments into successful operations and cash flows.

We will not deliver any additional equipment to Crescent unless it first obtains third party financing. We cannot control the development of Crescent or its business and we may not receive any additional revenue from sales of our equipment to Crescent through Comdisco or another third party, or from sales of our services directly to Crescent.

Our Operating Results Vary Significantly, Which Could Adversely Affect Our Ability To Manage Our Expenses In Any Given Period And Could Also Affect Our Stock Price.
--------------------------------------------------------------------------------

Our quarterly operating results have fluctuated and may continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. As a result, we believe that period-to-period comparisons of our operating results may not be meaningful, especially as indicators of our future performance. In addition, it is difficult for us to predict the occurrence of factors which may lead to such fluctuation. Because we base our expense levels in part on expectations regarding future sales, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. A significant shortfall in demand relative to our expectations, or a material delay in customer orders, could have a material adverse effect on us. Some of the factors which cause fluctuation include:

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

We Have Sold Our Non-Telecommunications Businesses And Are No Longer Diversified. Any Decline In Our Telecommunications Business Will Materially Affect Our Financial Condition.
--------------------------------------------------------------------------------

We have sold our non-telecommunications businesses in order to concentrate on developing our telecommunications business. We are now focused solely on the development and sales of our telecommunications products and services. Our company has become smaller and less diverse than in the past, with fewer fixed assets and a smaller revenue base. A decrease in revenue from our telecommunications business will no longer be offset by revenues from our businesses in other industries, and could more severely affect our financial condition.

We Plan To Expand Our Business By Acquiring Complementary Businesses And Any Difficulties We Encounter In Acquiring Such Business Or Integrating Those Businesses Into Our Company May Adversely Affect Us.
--------------------------------------------------------------------------------

Our growth strategy is to expand through the acquisition of other businesses which are complementary to our own. Since April 1998, we acquired two such businesses, American Gateway Telecommunications and INET Interactive Network System, Inc. Our management must devote a significant amount of time and attention to integrating newly acquired businesses into our company, which may divert their attention from our day-to-day operations. We must also allocate some of our financial resources to the integration process which, along with the diversion of management's attention, may adversely affect our business, results of operations and financial condition. When we acquire a company, we sometimes face difficulties in assimilating that company's personnel and operations. In addition, key personnel of the acquired company might decide not to work for us. If we are unable to successfully integrate our new businesses into our existing operations, the new businesses may not operate at a profitable level and we may not be able to recoup the cost of acquiring the new businesses.

Our common stock price has not fully recovered from its December decline and we may encounter difficulties in acquiring other businesses using our common stock as a form of payment. We also invest financial and management resources into potential acquisitions of businesses that we do not ultimately acquire. We recently terminated our pending acquisition of Apollo Telecom, Inc. due to its inability to satisfy all of the closing conditions. In addition, our pending acquisition of additional interests in Systeam, S.p.A. has been postponed indefinitely due to our inability to timely raise the needed capital. If we are unable to acquire other businesses, this may adversely affect our growth strategy.

If We Are Unable To Successfully Introduce Our Products, Services And Technologies Into The Telecommunications Marketplace, Our Business May Be Materially Adversely Affected.
--------------------------------------------------------------------------------

While our products are targeted primarily to smaller carriers of telephone and Internet communications who cannot afford larger switches and gateways, this is an emerging market and there has been no historical demand for our products. We are working to create a larger market for our products but if there is no demand for them, it could have a material adverse effect on our sales, revenues and financial condition. A variety of factors, many of which are beyond our control, could affect the demand for our products and technology. These factors include:

     - the cost of the various components that we must purchase in order to market our DSS Switch and other products, which is reflected in our prices;

     - the compatibility of our customers' systems and infrastructure with our products and services;

     -    consumer demand for advanced telecommunications services; and

     - the emergence of alternative approaches to the delivery of telecommunications services.

Our Products May Become Obsolete Or Incompatible With Emerging Technologies.

--------------------------------------------------------------------------------


Our potential customers, including other telecommunications companies, may choose to buy other emerging products that use different technologies but serve the same purposes as our products. Our products may also be technologically incompatible with the systems of our potential customers. The telecommunications industry and its technology are evolving rapidly, and new products and services are constantly being introduced into the marketplace which may render our products technology obsolete. Products which involve the use of the Internet for international voice and data communications are among the new products which compete with ours, including our Carrier IP Gateway. If we are unable to conform our operations, products and services to new technological developments and compete with other sellers of telecommunications products, our product sales could decrease or we may be unable to sell our products.

The Telecommunications Industry Is Highly Competitive And We May Not Be Able To Compete Successfully.
--------------------------------------------------------------------------------

We sell our products, including our DSS Switch and our Carrier IP Gateway, in competition with several other sellers of similar telecommunications equipment. Some of our competitors include Nortel, Cisco Systems, Lucent Technologies, Newbridge Networks and Digital Switch Corporation. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. In addition, it is possible that large telecommunications companies with significantly greater financial resources than ours, including AT&T Corporation, MCI Worldcom Communications and Sprint, could begin selling products similar to our DSS Switch and Carrier IP Gateway. Such potential competitors have the financial and other resources necessary to engage in prolonged price competition to gain market share, which could force us to lower our prices and reduce the profitability of sales. This could have a material adverse effect on our business, results of operations and financial condition.

The international telecommunications industry is also intensely competitive and subject to rapid change. American Gateway Telecommunications' competitors in the international wholesale long distance market and INET's competitors in the retail international long distance market include:

     -    multinational corporations;

     - service providers in the U.S. and overseas that have emerged as a result of deregulation,;

     - switchless and switch-based resellers of international long distance services;

     -    joint ventures and alliances among such companies;

     - dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries; and

     - U.S. based and foreign long-distance providers that have the authority from the Federal Communications Commission to resell and terminate international telecommunications services.

In addition, consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also affect us by reducing the number of potential customers for our services.

International competition also may increase as a result of the competitive opportunities created by a new Basic Telecommunications Agreement concluded by members of the World Trade Organization in April 1997. Under the terms of such agreement, starting February 1998, the United States and more than 65 countries have committed to open their telecommunications markets to competition and foreign ownership and to adopt measures to protect against anti-competitive behavior.

The Telecommunications Industry Is Highly Regulated And Future Regulations May Have An Adverse Effect On Our Business.
--------------------------------------------------------------------------------

The federal government, through the Federal Communications Commission and other federal agencies, regulates and administers the telecommunications industry by passing laws and regulations that control prices, competition and the sale of long distance minutes. Foreign governments perform similar functions overseas. The U.S. Congress, the FCC or foreign governments may adopt new laws, regulations and policies that may directly or indirectly affect us in the future. The adoption of new legislation or regulations which impact telecommunications businesses could have a material adverse effect on our business. We are unable to predict the impact of regulations which may be adopted in the future.

We Depend Primarily On Sales Of One Product For Most Of Our Revenue And Any Disruption In Those Sales Could Have A Material Adverse Effect On Us.
--------------------------------------------------------------------------------

In fiscal years 1998 and 1999, most of our revenue came from the sale of our principal product, our DSS Switch. Any reduction in such sales could have a material adverse effect on our business, results of operations and financial condition. To maintain the sales of our DSS Switch, we must continue to enhance its technology to keep pace with industry standards and developments. We must also maintain its compatibility with our customers' technology, equipment and software.

Our ability to achieve market acceptance of our DSS Switch depends on our ability to maintain a low rate of undetected and unresolved errors in new versions of its complex software. In the past, we have discovered software errors in DSS switch installations, and although we test our equipment and software rigorously, we may find similar errors in the future in new versions of the DSS Switch and/or the Carrier IP Gateway. These errors could delay our installation of DSS Switches and decrease market acceptance of our products, which could have a material adverse effect on our business, results of operations and financial condition.

In order to reduce the effect a decline in sales of our DSS Switch could have on our revenues, we must also cost-effectively develop and introduce new products on a timely basis, such as the Carrier IP Gateway. We cannot guarantee that we will be able to successfully develop, introduce and market new products, or that our new products and product enhancements will achieve market acceptance. We have experienced delays in completing and developing new products and features, and we cannot assure you that similar delays will not occur in the future. In addition, future technological advances in the telecommunications industry could decrease acceptance of our products. If we are unable to successfully market new products, it could have a material adverse effect on our business, results of operations and financial condition.

We Depend On Relationships With A Limited Number Of Suppliers And Any Difficulty In Obtaining Products Or Components From Them Could Materially And Adversely Effect Our Business.
--------------------------------------------------------------------------------

Our business could be adversely affected if we do not maintain our existing relationships with key suppliers of the necessary components of our products. Certain components used in our products are available from only a limited number of suppliers and failure by a supplier to deliver quality products on a timely basis, could have a material adverse effect on our ability to sell our own products. In addition, due to market demand certain suppliers, from time to time, allocate supplies among customers. We compete with many larger telecommunications companies that may have a higher priority in receiving components from this limited supply. To protect ourselves against such occurrences we have established relationships with alternative suppliers.

If The Protection Of Our Intellectual Property Rights Is Inadequate Or If Third Parties Subject Us To Claims Of Infringement, Our Business May Be Materially And Adversely Affected.
--------------------------------------------------------------------------------

We rely on a combination of trade secrets, confidentiality and non-compete agreements to protect our products and their specific features. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Competitors may also independently develop technologies that are substantially equivalent or superior to ours. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we market our products and services. Our failure to protect our intellectual property rights and proprietary information could enable others to build products comparable or superior to ours.

We cannot assure you that the steps taken by us will prevent misappropriation of our technology or that the agreements entered into for that purpose will be enforceable. Litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement. Litigation for these purposes could be costly and could divert the attention of our management from day-to-day operations, which could have a material adverse effect on our business, results of operations and financial condition. A negative outcome in intellectual property litigation could cost us our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties (which they may not be willing to grant) or prevent us from manufacturing or selling our products, all of which could have a material adverse affect on our business, results of operations and financial condition. We are currently involved in litigation to defend a claim that our use of the name "Coyote" infringes on the rights of the plaintiff. We cannot assure you that we will prevail in this litigation.

We Have Historically Made Equipment Sales To A Limited Number Of Customers And The Loss Of One Or More Major Customers Could Materially And Adversely Affect Our Business.
--------------------------------------------------------------------------------

We made shipments of our products to 16 customers in fiscal year 1999, seven of which accounted for approximately 93% of our total equipment revenues. Customers accounting for 10% or more of total equipment revenues were Crescent Communications, Inc. (30%), Dakota Carrier Services (19%), Wireless USA, Inc. (17%) and DTA/I:COMM Networks (11%). In fiscal year 1998, we made shipments to 12 customers. One customer, INET Interactive Network System, Inc., accounted for approximately 40% of our total revenues and Apollo Telecom, Inc. accounted for 20% of total revenues. In fiscal year 1997, 94% of our revenues came from sales to Concentric Network. We expect that our dependence on sales to a limited number of customers will continue, and the loss of one or more of our major customers could have a material adverse effect on our business, results of operations and financial condition.

Our Future Success Depends On Our Ability To Effectively Manage Our Growth And Retain Skilled Personnel.
--------------------------------------------------------------------------------

We have experienced growth in the number of our employees and the scope of our operations. To manage potential future growth of our operations, we must improve our operational, financial and management information systems. We will also be required to expand, train, motivate and manage our employee base on a timely basis. We face intense competition in the market for qualified technical, sales, marketing, network operations and management personnel and our success will depend on our ability to attract and retain them. We have in the past experienced delays in filling sales and engineering positions. We may not be able to achieve or manage growth, and our inability to do so could delay our development of new products and our enhancement of existing products, which could have a material adverse effect on our business, results of operations and financial condition.

We Do Not Anticipate Paying Cash Dividends.
--------------------------------------------------------------------------------

We have not paid cash dividends on our common stock to stockholders in the last six years. Payment of dividends on our common stock is within the discretion of our Board of Directors and will depend upon our earnings, capital requirements and financial condition, and other factors deemed relevant by the Board. For the foreseeable future, the Board intends to retain future earnings to finance our business operations and does not anticipate paying any cash dividends with respect to our common stock.

We May Encounter Difficulties In Expanding Into International Markets, Which Could Affect Our Overall Growth.
--------------------------------------------------------------------------------

We plan to increase our expansion into international markets, where we will face risks inherent in international operations. Factors that may affect our international operations include:

     - our ability to obtain necessary permits and operating licenses in foreign countries;

     -    unexpected regulatory changes;

     -    fluctuations in international currency exchange rates;

     -    changes in political and economic conditions; and

     -    our ability to staff and manage international operations.

While we have not experienced such difficulties in our international operations thus far, they could arise in the future. This could divert management's attention from other day-to-day operations, which could affect our results of operations. Managing operations in multiple countries could also strain our ability to manage our overall growth, which could affect our business, results of operations and financial condition.

We Depend On Third Parties To Finance Our Equipment Customers And Our Inability To Arrange Such Financing In The Future May Materially And Adversely Affect Our Business.
--------------------------------------------------------------------------------

Many of our customers are entrepreneurial telecommunications companies with limited financial resources. They are often unable to pay for our equipment and services without obtaining additional financing. Although we have arranged financing for some of our customers in the past, through third parties, we cannot assure you that we will be able to arrange similar financing in the future. To arrange lease financing for our customers through third parties, we have on occasion issued warrants to purchase our common stock and made other financial considerations to the third party leasing companies, and we may need to provide such inducements in the future. If our customers are unable to obtain financing, they may decrease their purchases of our equipment and services, which could materially adversely affect our business, results of operations and financial condition.

Our Common Stock Price Has Been And May Continue To Be Volatile, Which Could Result In Difficulty Using Our Stock To Make Acquisitions And Raising Financing.
--------------------------------------------------------------------------------

The market price of our common stock has been volatile, in part due to the negative publicity referred to above, and could be subject to further fluctuations in response to factors such as:

     -    actual or anticipated fluctuations in our operating results;

     -    our announcement of potential acquisitions;

     -    industry consolidation;

     -    conditions and trends in the international telecommunications market;

     - adoption of new accounting standards affecting the telecommunications industry;

     -    changes in recommendations and estimates by securities analysts; and

     -    general market conditions and other factors.

These fluctuations may adversely affect the market price of our common stock which could affect our ability to use such stock as consideration for acquisitions and to raise financing.

Options, Warrants, Convertible Securities And Other Commitments To Issue Common Stock May Dilute The Value Of The Common Stock.
--------------------------------------------------------------------------------

As of August 31, 1999, we had outstanding warrants and options to issue up to 6,102,818 shares of common stock, convertible securities convertible into up to 1,000,000 shares of common stock, and 708,692 treasury shares pledged to PrinVest Financial Corporation, one of our lenders, which may become outstanding upon a default under the loan. If the common stock underlying such options, warrants, convertible securities and commitments were issued, it could dilute the book value per share, earnings per share and voting power of outstanding capital stock.

Existing Stockholders May Be Able To Exercise Significant Control Over Us.
--------------------------------------------------------------------------------

As of August 31, 1999, our officers and directors, as a group, beneficially owned 7.4% of our outstanding common stock. In addition, according to filed Schedules 13D and 13G, as of the dates of such filings, Alan J. Andreini beneficially owned 9.0% and the Kiskiminetas Springs School owned 8.0% of our common stock. Additionally, Richard L. Haydon beneficially owned 11.5% of our common stock, JNC Opportunity Fund beneficially owned 4.999% of our common stock and Ardent Research Partners beneficially owned 4.5% of our common stock. Such stockholders may have significant influence on us, including influence over the outcome of any matter submitted to a vote of the stockholders, including the election of directors and the approval of significant corporate transactions.

If Our Products, Software, Computer Technology And Other Systems Are Not Year 2000 Compliant, Our Business Will Be Materially And Adversely Affected.
--------------------------------------------------------------------------------

The Year 2000 issue is the result of computer programs being written using two digits rather than four to define the applicable year. In other words, date-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in system failures or miscalculations causing disruptions of operations, including, among others, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

We have completed a comprehensive assessment of our principal products operating systems and our internal systems to identify those that may be affected by the Year 2000 issue. Based on our testing, we believe that our customer products and our internal computer systems are Year 2000 compliant. However, if we are not Year 2000 compliant, it could impair our ability to process and deliver customer orders, manufacture compliant equipment and perform other critical business functions, which could have a material adverse effect on our business, results of operations and financial condition. We could also be subjected to claims against us for the non-compliance of our products. The costs of defending and settling such claims could have a material adverse affect on our financial condition.

Because we believe that we are currently Year 2000 compliant, we do not have a formal contingency plan in the event that an area of our operation does not become Year 2000 compliant. We will adopt a formal plan if we believe that a part of our internal systems or those of a critical third party will be non-compliant. If we are wrong, our failure to prepare a contingency plan will likely exacerbate the problem. Our Year 2000 due diligence and compliance testing is ongoing and we will test any new, adjunct or upgraded products that we integrate into our products or our internal computer systems. To date, our costs associated with Year 2000 testing have not been material. Factors beyond our control that could materially increase the cost or delay the date of our Year 2000 compliance include the compliance of the systems of third parties.

--------------------------------------------------------------------------------

ITEM 7a. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES
--------------------------------------------------------------------------------

Our primary market risk exposure is interest rate risk related to our borrowings on notes payable and under our revolving line of credit.

Interest Rate Sensitivity Model
-------------------------------

The table below presents the principal (or notional) amounts and related interest of our borrowings by expected maturity dates. The table presents the borrowings that are sensitive to changes in interest rates and the effect on interest expense of future hypothetical changes in such rates.

                                               Year Ending March 31
                                             (U.S. Dollars - Thousands)
                                       --------------------------------------
                                        1999       2000       2001       2002
                                       ------     ------     ------     -----
       Notes payables                  $8,180     $6,000     $3,000     $ ---
       Interest expense (A)               675        495        248       ---
       Interest expense (B)              ---         555        278       ---
       Interest expense (C)              ---         435        218       ---

       Line of credit borrowings        1,133      1,000        500       500
       Interest expense (A)               133        118         59        59
       Interest expense (B)              ---         128         64        64
       Interest expense (C)              ---         108         54        54

- The borrowings bear interest at the bank's prime rate plus1/2% and 4% for the notes payable and line of credit, respectively.

- The interest expense shown for line (A) is based upon the actual bank's prime rate at March 31, 1999 of 7.75%.

- The interest expense shown for line (B) is based upon a hypothetical increase of one percentage point in the bank's prime rate to 8.75%.

- The interest expense shown for line (C) is based upon a hypothetical decrease of one percentage point in the bank's prime rate to 6.75%.

--------------------------------------------------------------------------------
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                                                           Page
                                                                          Number

Report of Arthur Andersen LLP, Independent Public Accountants............... 36

Report of PricewaterhouseCoopers LLP, Independent Accountants............... 37

Consolidated Balance Sheets................................................. 38

Consolidated Statements of Operations....................................... 39

Consolidated Statements of Changes in Shareholders' Equity.................. 40

Consolidated Statements of Cash Flows....................................... 41

Notes to Consolidated Financial Statements.................................. 42

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



PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
September 22, 1997, except as to the last paragraph of Note 8, which is as of November 4, 1998

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                     Assets                                      March 31, 1999         March 31, 1998
                                                                                 --------------         --------------
Current assets:
     Cash and cash equivalents                                                      $   1,225             $  3,746
     Marketable securities                                                                ---                   16
     Receivables, net of allowance of $402 and $480 at                                 12,292                  715
         March 31, 1999 and 1998, respectively
     Inventories                                                                        2,130                2,122
     Notes receivable - current                                                         2,367                4,596
     Other current assets                                                               4,323                1,409
                                                                                    ---------             --------
                  Total current assets                                                 22,337               12,604

Property and equipment, net                                                             8,192                2,391
Capitalized software development                                                        1,604                ---
Intangible assets, net                                                                  5,620                3,542
Net assets of discontinued operations                                                     234                  909
Notes receivable - non-current                                                            871                1,170
Investments                                                                             1,550                  750
Other assets                                                                              620                  609
                                                                                    ---------             --------
                                                                                    $  41,028             $ 21,975
                                                                                    =========             ========
                      Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                                $   1,133             $  ---
     Accounts payable                                                                   8,161                1,920
     Deferred revenue and customer deposits                                             7,811                1,900
     Accrued loss reserve                                                               ---                  2,200
     Accrued professional fees and litigation costs                                       676                  805
     Other accrued liabilities                                                          3,900                1,130
     Current portion of long-term debt and capital lease obligations                    1,315                  141
                                                                                    ---------             --------
                  Total current liabilities                                            22,996                8,096

Notes payable                                                                           8,183                ---
Long-term debt                                                                          1,534                5,349
Capital lease obligations                                                               1,830                ---
Other liabilities                                                                         428                  470
Commitments and contingencies (Note 7)
Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares,
         700 issued, liquidation preference of $10,000 per share                        7,000                ---
     Common stock - $1 par value:   authorized 30,000,000 shares,
         issued 11,167,456 and 9,151,920 shares                                        11,167                9,152
     Additional paid-in capital                                                       109,649              102,360
     Accumulated deficit                                                             (116,002)             (97,695)
     Treasury stock at cost                                                            (5,757)              (5,757)
                                                                                    ----------            ---------

                  Total Shareholders' equity                                            6,057                8,060
                                                                                    ---------             --------

                                                                                    $  41,028             $ 21,975
                                                                                    =========             ========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                                               Fiscal Year Ended
                                                                                ---------------------------------------------
                                                                                March 31,       March 31,       March 31,
                                                                                   1999            1998           1997
                                                                                ---------       ---------       --------
Net sales                                                                       $ 43,318        $  5,387        $  7,154
Cost of goods sold                                                                28,748           3,363           3,132
                                                                                --------        --------        --------
Gross profit                                                                      14,570           2,024           4,022
                                                                                --------        --------        --------


Selling and administrative expenses                                               17,404          15,414          12,112
Engineering, research and development                                              9,546           5,022           4,060
A & B unit conversion expense                                                      ---             5,522            ---
                                                                                --------        --------        --------
         Total operating expenses                                                 26,950          25,958          16,172
                                                                                --------        --------        --------
Operating loss                                                                   (12,380)        (23,934)        (12,150)

Interest expense                                                                  (1,893)         (2,334)            (52)
Non-operating income (expense)                                                       430             113          (1,337)
Securities litigation warrant expense                                              ---            (8,000)           ---
Minority interest                                                                  ---             ---               368
Income tax credit                                                                  ---             ---               836
                                                                                --------        --------        --------


Loss from continuing operations                                                  (13,843)        (34,155)        (12,335)

Loss from discontinued operations                                                   (900)          ---              (625)
Estimated loss on disposal of discontinued operations                              ---             ---            (7,550)
                                                                                --------        --------        ---------

Loss before extraordinary items                                                  (14,743)        (34,155)        (20,510)
Extraordinary items                                                                ---             ---              (508)
                                                                                --------        ---------       ---------
Net loss                                                                        $(14,743)       $(34,155)       $(21,018)
                                                                                =========       =========       =========
Loss per common share (basic & diluted):
     Continuing operations                                                      $  (1.41)       $  (4.60)       $  (2.23)
     Discontinued operations                                                       (0.09)          ---             (1.48)
     Extraordinary items                                                           ---             ---              (.09)
                                                                                ---------       ---------        --------
     Net loss per common share (basic & diluted)                                $  (1.50)       $  (4.60)       $  (3.80)
                                                                                =========       =========       ========

Weighted average number of common shares outstanding                               9,814           7,423           5,535
    (basic & diluted)                                                           =========       =========       =========


                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                             (Dollars in Thousands)


                                                      COMMON STOCK
                                                     ----------------                       Unrealized   TREASURY STOCK     Total
                                          Preferred  Number            Additional Accum-    Loss on    ------------------   Share-
                                             Stock     of      Par      Paid in   ulated    Marketable  Number              holders'
                                            Amount   Shares    Value    Capital   Deficit   Securities of Shares  Cost      Equity
                                            ------- ---------  ------   --------  --------  ---------- --------- --------  ---------

Balance at March 30, 1996                   $ ---   5,526,282  $ 5,526  $ 59,456  $ (34,776)  $(876)   877,692   $(4,644)  $ 24,686

  Net loss                                    ---      ---        ---      ---      (21,018)   ---       ---        ---     (21,018)
  5% stock dividend                           ---     250,893      251     7,474     (7,746)   ---       ---        ---         (21)
  Realized loss on securities                 ---      ---        ---      ---        ---       876      ---        ---         876
  Acquisition of SCC minority interest, net   ---      ---        ---        385      ---      ---      35,000    (2,203)    (1,818)
  Issuance of common stock                    ---     230,000      230    12,630      ---      ---    (200,000)    1,058     13,918
  Other                                       ---      ---        ---        179      ---      ---      (4,000)       32        211
                                            ------ ----------  -------  --------   --------   -----   ---------  -------   --------
Balance at March 31, 1997                     ---   6,007,175    6,007    80,124    (63,540)   ---     708,692    (5,757)    16,834

  Net loss                                    ---      ---        ---      ---      (34,155)   ---       ---        ---     (34,155)
  Exercise of stock options                   ---     442,956      443     1,812      ---      ---       ---        ---       2,255
  Amendment of A & B units
     convertible to common stock              ---      ---        ---      5,522      ---      ---       ---        ---       5,522
  Issuance of common stock, net               ---   1,880,750    1,881     1,481      ---      ---       ---        ---       3,362
  Common stock issued on debt conversion      ---     821,039      821     2,734      ---      ---       ---        ---       3,555
  Non-cash expense                            ---      ---        ---     10,687      ---      ---       ---        ---      10,687
                                            ------ ----------  -------  --------   --------   -----   --------   -------   --------
Balance at March 31, 1998                     ---   9,151,920    9,152   102,360    (97,695)   ---     708,692    (5,757)     8,060

  Net loss                                    ---      ---        ---      ---      (14,743)   ---       ---        ---     (14,743)
  5% stock dividend                           ---     497,623      497     2,859     (3,359)   ---       ---        ---          (3)
  Exercise of stock options                   ---     105,713      106       352      ---      ---       ---        ---         458
  B Unit conversions                          ---      73,500       73       (73)     ---      ---       ---        ---         ---
  Common stock issued on debt conversion      ---   1,068,750    1,069     2,337      ---      ---       ---        ---       3,406
  Issuance of common stock, net               ---     269,950      270     1,716      ---      ---       ---        ---       1,986
  Issuance of 700 preference shares, net     7,000     ---        ---       (655)     ---      ---       ---        ---       6,345
  Preferred share dividend                    ---      ---        ---      ---         (205)   ---       ---        ---        (205)
  Non-cash warrant expense                    ---      ---        ---        753      ---      ---       ---        ---         753
                                            ------ ----------  -------  --------  ---------   -----   --------   -------   --------
Balance at March 31, 1999                   $7,000 11,167,456  $11,167  $109,649  $(116,002)  $---     708,692   $(5,757)  $  6,057
                                            ======  ==========  =======  ========  ==========  =====   ========   ========  ========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                             Fiscal Year Ended
                                                                                ----------------------------------------
                                                                                 March 31,       March 31,     March 31,
  Operating activities:                                                            1999             1998           1997
                                                                                ----------       ---------     --------
  Loss before extraordinary items                                               $(14,743)        $(34,155)     $(20,510)
  Adjustments to reconcile loss to net cash used In operating activities:
       Depreciation and amortization                                               1,880              787           478
       Loss (gain) on sales of marketable securities                                (877)             155           736
       Gain on sale of land                                                          (20)
       Write-down of CNC preferred stock                                            ---              ---          1,060
       Minority interest                                                            ---              ---           (368)
       Expense related to amendments to A & B Units                                 ---             5,522           ---
       Provision for loss on discontinued operations                                 900             ---          7,550
       Net change in discontinued operations                                        (225)             145        (3,862)
       Changes in current assets and liabilities                                   6,207            8,489        (3,164)
       Other - non-cash financing and warrant expense                                753           10,582           221
                                                                                --------          -------      --------

  Net cash used in operating activities                                           (6,125)          (8,475)      (17,859)
                                                                                ---------         --------     ---------

  Investing activities:
       Purchases of property and equipment                                        (3,217)          (1,021)       (1,914)
       Increase in other assets                                                   (1,604)            ---           ---
       Purchases of marketable securities                                           ---              (736)         ---
       Proceeds from sale of marketable securities                                   893            1,777         1,353
       Change in notes receivable                                                  1,050           (2,466)       (5,000)
       Proceeds from sale of CNC preferred stock                                     ---             ---          2,500
       Proceeds from sale of land                                                     67             ---           ---
       Cash payment on acquisition                                                (1,333)            ---           ---
       Increase in investments in affiliate                                         (400)            ---           ---
       Net proceeds from the sale of APC and C&L assets                             ---             2,861           640
       Net change in discontinued operations                                        ---              (401)         (985)
       Other items                                                                  ---              ---            283
                                                                                --------          --------      --------

  Net cash (used) provided by investing activities                                (4,544)              14        (3,123)
                                                                                ---------         --------      --------

  Financing activities:
       Increase in borrowings on line of credit                                    1,133             ---           ---
       Increase in notes payable                                                     262             ---           ---
       Repayments of long-term debt                                                 (142)            (141)         (141)
       Convertible preferred stock issued, net of expenses                         6,345             ---           ---
       Common stock issued                                                           758            5,366        13,918
       Convertible debt issued                                                      ---             6,474          ---
       Net change in discontinued operations                                        ---               275         3,314
       Other items                                                                  (208)             152          (508)
                                                                                ---------         -------       -------

  Net cash provided by financing activities                                        8,148           12,126        16,583
                                                                                --------          -------       -------
  Increase (decrease) in cash and cash equivalents                                (2,521)           3,665        (4,399)

  Cash and cash equivalents:
       At beginning of year                                                        3,746               81         4,480
                                                                                --------          -------       -------

       At end of year                                                           $  1,225          $ 3,746       $    81
                                                                                ========          =======       ========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

--------------------------------------------------------------------------------
NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Presentation and Principles of Consolidation
----------------------------------------------------------------

The consolidated group (hereafter referred to as the "Company") included the following companies during the past three years:

Coyote Network Systems, Inc. ("CNS"), formerly The Diana Corporation

CNS and its wholly owned non-operating subsidiaries are included in the consolidated group for all three fiscal years. CNS's activities historically consisted primarily of corporate administrative and investing activities.


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

Business Risk
-----------------------------------------------------

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

Financial Instruments
-----------------------------------------------------

The carrying values of cash and cash equivalents, marketable securities, receivables, accounts payable and borrowings at March 31, 1999, and March 31, 1998, approximate fair value.

Marketable Securities
-----------------------------------------------------

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

Non-Marketable Securities
-----------------------------------------------------

Non-marketable securities are accounted for on a lower of cost or market basis. A write-down to market is recognized on the determination that a permanent impairment of value has occurred.


Inventories
-----------------------------------------------------

Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories consist of the following (in thousands):

                                                March 31, 1999    March 31, 1998
                                                --------------    --------------
  Raw materials and work-in-progress                 $2,645         $2,376
  Finished goods                                        253            152
  Consigned and with customers                        1,074            994
  Allowance for excess and obsolete inventory        (1,842)        (1,400)
                                                     ------         -------
                                                     $2,130         $2,122
                                                     ======         ======

Property and Equipment
-----------------------------------------------------

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

Property and equipment consist of the following (in thousands):

                                                March 31, 1999    March 31, 1998
                                                --------------    --------------
    Land                                             $     0        $   50
    Fixtures and equipment                            10,249         3,151
                                                     -------        ------
                                                      10,249         3,201
    Less accumulated depreciation                     (2,057)         (810)
                                                     --------       -------
                                                     $ 8,192        $2,391
                                                     =======        ======

Intangible Assets
-----------------------------------------------------

Intangible assets, net of amortization, consist of the following (in thousands):

                                               March 31, 1999     March 31, 1998
                                               --------------     --------------
    Intellectual property rights                     $3,316         $3,519
    Goodwill                                          2,167           ---
    Other                                               137             23
                                                     ------         ------
                                                     $5,620         $3,542
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

Revenue Recognition
-----------------------------------------------------


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


In 1999, these obligations and uncertainties relate primarily to deposits held by third party leasing companies, the collection of which is contingent on the lessee completing their payment obligations, and to customers who are in the process of obtaining third party lease financing. For these related transactions, the entire gross profit has been deferred at March 31, 1999 and will be recognized using the cost recovery method or until a credit-worthy third party (usually a leasing company) assumes the obligation. At March 31, 1999, included in deferred revenue was approximately $2.2 million related to amounts due from leasing companies whose receipt was contingent on performance under the lease by the equipment end user (lessee).


Revenue related to long-distance services is recognized at the time of usage.

Credit and Other Concentrations
-----------------------------------------------------

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

Product Warranty
-----------------------------------------------------

Estimated product warranty costs are charged to operations at the time of shipment. Warranty costs to date have been insignificant.

Research and Development Costs
-----------------------------------------------------

Engineering, research and development costs include all engineering charges related to new products and product improvements, and are charged to operations when incurred. Software development costs are capitalized once technological feasibility is established.

Income Taxes
-----------------------------------------------------

The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes".

Loss Per Common Share
-----------------------------------------------------

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

Use of Estimates
-----------------------------------------------------

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

Statement of Cash Flows
-----------------------------------------------------

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

The components of net assets and liabilities of discontinued operations consist only of the meat and seafood segment and are as follows (in thousands):



                                                          1999        1998
                                                          ----        ----
   Other current assets                                 $  ---       $    7
   Property and equipment, net                            2,572       2,572
   Long term debt                                          (688)       (740)
                                                        --------     -------
   Net non-current assets of discontinued operations    $ 1,884      $1,839
            Reserve for loss on disposal                 (1,650)       (930)
                                                        --------     -------
            Net assets of discontinued operations       $   234      $  909
                                                        =======      ======

The 1997 estimated loss on disposal of discontinued operations consists of the following (in thousands):

 Estimated  operating  losses for the disposal period
     and loss on disposal of C&L and Valley                             $2,054
 Operating  losses for the  disposal  period and loss
     on the disposal of APC                                              2,550
 Investment  banking  fees,  including  the fair  value of a
     warrant to purchase common stock                                    1,100
 Professional fees incurred in connection with the spin-off                854
 Severance payments to Messrs. Fischer, Runge and Lilly (see Note 12) 508 Charge due to acceleration of deferred compensation payments
      to Messrs. Fisher and Runge (see Note 12)                            137
 Other                                                                     347
                                                                        ------
                                                                        $7,550

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

Operating results, net of minority interest, relating to the discontinued operations for fiscal year 1997 through the measurement date of November 20, 1996 are as follows (in thousands):

                                                    Fiscal Year Ending March 31, 1997
                                                -----------------------------------------------
                                                            Telecomm-      Wire
                                                Meat and    unications  Install-
                                                 Seafood    Equipment   ation and
                                                                         Service      Total
                                                --------    ---------   ---------    ---------
Net sales                                       $188,853     $19,750    $11,540      $220,143
                                                ========     =======    =======      =========
Earnings (loss) from discontinued operations    $   (584)    $  (51)    $    10      $   (625)
                                                =========    =======    =======      =========

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

NUKO
-------------------------------------------------------

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

Systeam
-------------------------------------------------------

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

Coyote Gateway
-------------------------------------------------------

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

INET
-------------------------------------------------------


On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc. ("INET") through the merger of INET into a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company made total cash payments of $1.0 million and issued a total of 198,300 shares of the Company's common stock as consideration for the outstanding shares of INET capital stock, the cancellation of certain warrants to purchase shares of INET common stock, the transfer of certain lines of credit and certain contractual releases. The Company also agreed to forgive and extinguish all loans and advances in the amount of $433,000 which had been made to INET prior to the merger, of which $333,000 was advanced in fiscal 1999. As further consideration, the Company will issue earnout shares of the Company's common stock to the former INET shareholders in five installments based upon certain earning targets for the period from October 1, 1998 to March 31, 2001. As of March 31, 1999, the maximum amount payable under the earnout agreement is $1.25 million payable in Company common stock to be valued at certain average trading prices at the time any earnout is payable. Since the earnings targets have not yet been achieved and management considers the likelihood to be remote, no earnout stock has been provided as of March 31, 1999. In connection with the acquisition of INET, the Company recorded goodwill of $2.6 million. (See Note 1 - Intangible Assets).


Crescent
-------------------------------------------------------

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

Apollo
-------------------------------------------------------


In February 1999, the Company entered into an agreement, subject to certain conditions, to acquire Apollo Telecom, Inc. ("Apollo"). Apollo subsequently was unable to meet the stipulated conditions and the Company withdrew its offer in April 1999. During the negotiations and in connection with the proposed acquisition, the Company advanced funds to Apollo in part secured by a Class II Telecommunications License to originate and terminate traffic in Tokyo, Japan. The total funding advanced to Apollo as at March 31, 1999 was $1.1 million. In April 1999, subsequent to the withdrawal of the Company's acquisition offer, Apollo filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company subsequently obtained the Japanese license which has an estimated market value of $220,000. The Company recorded an expense charge of $0.9 million to fully provide for the loss in the fourth quarter of fiscal 1999.

Provisions were made for expenses of $2.2 million in fiscal 1998 for losses in connection with failed acquisitions, including funds advanced, costs of professional services, due diligence expenses, financial consulting fees and losses. The Company has an accrual for this amount, as Accrued Loss Reserve, in the accompanying Balance Sheet. In fiscal 1999, the Company had similar expenses of approximately $1.5 million which were offset by recoveries on prior year provisions. These provisions and recoveries are included in selling and administrative expenses in the accompanying financial statements.


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

--------------------------------------------------------------------------------
NOTE 6   DEBT
--------------------------------------------------------------------------------

Debt consists of the following (in thousands):

                                                       March 31,   March 31,
                                                         1999        1998
   Subordinated debentures due January 2002            $ 1,675      $1,817
        and capitalized interest
   8% Convertible loan due December 2000                 ---         3,673
   Note payable bearing interest at 10% payable in
        monthly installments through February 2000         436       ---
   Capital lease obligations                             2,568       ---
                                                       -------      ----
                                                         4,679       5,490
   Less current portion                                 (1,315)       (141)
                                                       -------      ------
                                                       $ 3,364      $5,349
                                                       =======      ======

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

Approximate annual amounts payable by the Company on debt and capital leases are as follows (in thousands):

                                                         Capital
                                              Debt       Leases      Total
                                             ------      ------     -------
     2000                                  $  577      $  857     $ 1,434
     2001                                     141         696         837
     2002                                   1,393         684       2,077
     2003                                    ---          668         668
     2004                                    ---          150         150
                                           ------      ------     -------
                                            2,111       3,055       5,166
     Less amount representing interest         ---         (487)       (487)
                                             ------      -------    --------
                                              2,111       2,568       4,679
     Less current portion                      (577)       (738)     (1,315)
                                             -------     -------    --------
                                             $1,534      $1,830     $ 3,364
                                             ======      ======     =======

As of March 31, 1999, the Company has notes payable with PrinVest of $8.2 million secured by certain assets and by 708,692 shares of the Company's common stock and bearing interest at the bank's prime rate (7.75% at March 31, 1999) plus 1/2%. The notes were repayable on demand. (See Notes 12 and 15). In July 1999, the payment date was extended to December 2001.

The Company also has a $2.2 million revolving line of credit secured against certain trade receivables, bearing interest at the bank's prime rate plus 4%. As of March 31, 1999, $1.1 million has been drawn against this line of credit. This line of credit is renewable annually on March 1st.

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

Future minimum payments under non-cancelable operating leases with initial terms of one year or more for fiscal years subsequent to March 31, 1999 are as follows (in thousands):

            2000..............................         $1,169
            2001..............................          1,097
            2002..............................          1,110
            2003..............................          1,053
            2004..............................            441
                                                       ------
                                                       $4,870

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

Nasdaq and Securities Exchange Commission
-------------------------------------------------------

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

Options and Warrants
-----------------------------------------------------

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

The following table summarizes the transactions for the option plans as well as for warrants issued for the last three fiscal years:

                                                        Option Price Per                       Warrant Price
                                           Options            Share             Warrants         Per Share
                                          ----------    ----------------        ---------      -------------
    Outstanding at March 30, 1996            971,158      $ 1.95 - 19.05          ---               ---
             5% stock dividend                53,119           ---                ---               ---
             Granted                         135,024       5.00 - 27.00           ---               ---
             Cancelled                      (320,941)         19.05               ---               ---
                                            ---------                           ---------

    Outstanding at March 31, 1997            838,360      $ 1.95 - 27.00          ---               ---
             Revalued - cancelled            (81,838)     19.05 - 27.00           ---               ---
             Revalued - granted               81,838           3.00               ---               ---
             Granted                         284,250       3.00 - 7.72          2,329,198      $2.14 - 6.86
             Exercised                      (442,956)      1.95 - 5.55            ---               ---
             Cancelled                      (175,680)      5.53 - 27.00           ---               ---
                                            ---------                           ---------

    Outstanding at March 31, 1998            503,974      $ 1.95 - 19.05        2,329,198       2.14 - 6.86
             5% stock dividend                62,238           ---                149,045           ---
             Granted                       1,054,994       3.42 - 16.00           651,667       2.86 - 8.33
             Exercised                      (105,713)      2.86 - 9.00            ---               ---
             Cancelled                      (205,625)      2.86 - 19.05           ---               ---
                                          -----------                           ---------
    Outstanding at March 31, 1999          1,309,868      $1.95 - 16.00         3,129,910      $2.14 - 6.86
    Exercisable at March 31, 1999            305,997                            3,129,910


                                                 Weighted Average                 Weighted
                                   Weighted        Remaining                       Average
   Option Price    Outstanding     Average         Contractual      Exercisable   Exercise
   Per share         Options     Exercise Price    Life (Years)       Options      Price
   ------------    -----------   --------------  ----------------   -----------   --------
      $1.86            25,526        $1.86                2.76           25,526     $1.86
   2.86 - 3.93        637,268         3.49                5.07          206,091     3.06
   3.99 - 6.01        268,790         5.00                4.27           60,551     4.63
   6.13 - 7.38        291,182         6.66                4.43           13,829     6.18
   7.56 - 16.00        87,102         8.71                4.60             ---       ---
                    ---------                                           -------

                    1,309,868        $4.82                4.69          305,997     $3.41
                    =========                                           =======

                                                           Weighted Average
                                        Weighted              Remaining
    Warrant Price     Outstanding        Average             Contractual
      Per share        Warrants       Exercise Price        Life (Years)
    -------------     -----------     --------------       ----------------
    $2.14 - 3.81      2,460,728          $2.78                  3.28
     3.99 - 6.86        142,431           5.68                  2.26
     8.01 - 8.33        526,751           8.08                  3.92
                      ---------
                      3,129,910          $3.80                  3.34
                      =========

The Company accounts for plans under APB Opinion No. 25, under which the total compensation expense recognized is equal to the difference between the option exercise price and the underlying market price of the stock at the measurement date. The Company has adopted SFAS No. 123, "Accounting for Stock-Based Compensation."

The following pro forma net loss and net loss per common share information assumes that compensation cost was recognized for the vested portion of the awards granted in those years, based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 (in thousand, except per share amounts):

                                         1999          1998          1997
                                         ----          ----          ----
  Net loss     -    as reported        $(14,743)    $(34,155)    $(21,018)
               -    proforma            (15,461)     (34,439)     (21,500)
  Net loss per share  -  as reported      (1.50)       (4.60)       (3.80)
                      -  proforma         (1.58)       (4.64)       (3.88)

The  fair  value of each  grant is  estimated  on the  date of grant  using  the
Black-Scholes   option-pricing   model  with  the   following   weighted-average
assumptions for grants in fiscal 1997, 1998 and 1999:

                                           1999            1998          1997
                                           ----            ----          ----
  Expected stock price volatility      90% - 114.3%       130.90%         93.3%
  Risk free interest rate                  5.95%            5.95%          6.2%
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

Convertible Preferred Stock and Warrants
-------------------------------------------------------

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

Common Stock and Convertible Notes
-----------------------------------------------------

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

                15 Day Average                     Applicable
           Closing Transaction Price                Discount
     -------------------------------               ----------
     Below             $3.00                           0%
     Between           $3.00 - $3.75                  10%
                       $3.75 - $4.25                  15%
                       $4.25 - $4.85                  20%
                       $4.85 - $6.00                  25%
     Amounts in excess of   $6.00                     20%

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

--------------------------------------------------------------------------------
NOTE 9 INCOME TAXES
--------------------------------------------------------------------------------

A reconciliation of the income tax credit and the amount computed by applying the statutory federal income tax rate (34%) to loss from continuing operations before extraordinary items, minority interest and income tax credit for the last three fiscal years is as follows (in thousands):

                                                                1999       1998        1997
                                                                ----       ----        ----
  Credit at statutory rate                                   $(3,097)    $(11,613)   $(4,604)
  Settlements of liabilities of unconsolidated subsidiary         (1)         (10)        (5)
  Tax effect of net operating loss not benefited               3,076       11,600      4,500
  Refund of federal income taxes paid in a prior year           ---         ---         (836)
  Other, net                                                      22           23        109
                                                             -------     --------    -------
  Income tax credit                                          $  ---      $  ---      $  (836)
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

--------------------------------------------------------------------------------
NOTE 10  NON-OPERATING INCOME (EXPENSE) AND UNUSUAL ITEMS
--------------------------------------------------------------------------------

Non-operating income (expense) consists of the following for the last three fiscal years (in thousands):

                                              1999      1998       1997
                                              ----      ----       ----
  Write-down of CNC preferred stock         $ ---      $ ---     $(1,060)

  Net gains (losses) on sales
     of marketable securities                 877       (155)       (736)
  Interest income                             278        141         427
  Warrant expense                            (655)       ---        ---
  Other                                       (70)       127          32
                                            ------     -----     -------

                                            $ 430      $ 113     $(1,337)
                                            =====      =====     =======


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


In September 1998, the Company sold approximately $13.0 million of equipment to Crescent Communications, Inc. ("Crescent") through a third party leasing arrangement. In addition to the cash proceeds, the Company received an approximately 20% ownership interest represented by 1,990 shares of common stock in Crescent and the Company entered into a maintenance and service agreement with Crescent. The Company has deferred recognition of gross profit of approximately $2.5 million on this sale related to its equity interest in the buyer and amounts reserved for payment contingencies. The entire cash proceeds related to the sale were collected prior to September 30, 1998.


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


PrinVest Corporation, a financing and leasing corporation, has a minority interest of approximately 4% of the Company's subsidiary Coyote Gateway, LLC (dba AGT). During fiscal 1999, PrinVest has provided financing to AGT ($8.2 million at March 31, 1999) in connection with deposits required to be made by AGT to other long distance telecommunications carriers and for working capital. The Company has pledged 708,692 shares of common stock as collateral on the notes payable to PrinVest. PrinVest has also provided lease financing of the Company's equipment to the Company's end-user customers. In 1999, PrinVest provided lease financing in the total amount of $15.0 million to four of the Company's customers.


In November 1997, the Company completed the sale of C&L Communications, Inc. ("C&L") to the management of C&L (See Note 2). During the years ended March 31, 1998 and 1999, the Company had the following transactions with C&L.

                                                    1999           1998
                                                    ----           ----
     Purchases from C&L                          $9,498,000           $0
     Sales to C&L                                        $0     $304,000
     Redemption of Preferred Stock by C&L        $1,500,000           $0

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

                                                    Fiscal Year Ended
                                         ---------------------------------------
                                          March 31,    March 31,      March 31,
                                            1999         1998           1997
                                         ----------    ---------      ----------
   Net Sales:
            Switching equipment            $ 36,562     $  5,387      $  7,154
            Long distance services            6,756         ---           ---
                                            -------      -------       -------
                                           $ 43,318     $  5,387      $  7,154
                                           ========     ========      ========
   Operating Loss:
            Switching equipment            $ (3,868)    $(11,267)     $ (8,740)
            Long distance services           (5,950)        ---           ---
            Corporate                        (2,562)     (10,467)       (3,410)
                                            --------     -------       --------
                                           $(12,380)    $(21,734)     $(12,150)
                                           ========     ========      ========
   Depreciation and amortization:
            Switching equipment            $  1,134     $    787      $    467
            Long distance services              508         ---           ---
            Corporate                           238         ---             11
                                           --------      -------       -------
                                           $  1,880     $    787      $    478
                                           ========     ========      ========
   Capital expenditures:
            Switching equipment            $  2,085     $  1,021      $  1,902
            Long distance services            1,116         ---           ---
            Corporate                            16         ---             12
                                           --------     --------       -------
                                           $  3,217     $  1,021      $  1,914
                                           ========     ========      ========
   Identifiable assets:
            Switching equipment            $ 18,214     $ 11,528      $ 14,811
            Long distance services           12,902         ---           ---
            Discontinued operations             234          909         8,201
            Corporate                         9,678        9,538           232
                                           --------     --------      --------
                                           $ 41,028     $ 21,975      $ 23,244
                                           ========     ========      ========

--------------------------------------------------------------------------------
NOTE 14  STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplemental cash flow information relating to continuing operations for the last three fiscal years is as follows (in thousands):

                                                               1999        1998      1997
                                                               ----        ----      ----
  Change in current assets and liabilities:
    Trade receivables                                        $(10,486)    $3,879    $(4,540)
    Inventories                                                    (8)       815     (1,850)
    Other current assets                                        6,071       (735)       294
    Accounts payable                                            2,472       (640)     2,076
    Other current liabilities                                   8,158      5,170        856
                                                             --------     ------    -------
                                                             $  6,207     $8,489    $(3,164)
                                                             ========     ======    =======
  Non-cash transactions:
    Expense charge on conversion of A & B units              $   ---      $5,522    $  ---
    Convertible debt expense associated with conversion
        to common stock below market price                       (382)     1,875       ---
    Acquisitions purchased with common stock                    1,686       ---       1,818
    Conversion of promissory note and accrued interest
        into CNC preferred stock                                 ---        ---       5,072
    Conversion of debt to common stock                          3,789       ---        ---
    Securities litigation warrant expense                        ---       8,000       ---
    Dividend paid in common stock                               3,359       ---       7,725
    Sales discount granted for investment in affiliate           (900)      ---        ---
    Amounts paid directly by lender                            (7,921)      ---        ---


--------------------------------------------------------------------------------
NOTE 15  LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Fiscal 1999  -  Year Ended March 31, 1999
-----------------------------------------------------

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

Fiscal 1998  -  Year Ended March 31, 1998
-----------------------------------------------------

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

Fiscal 1997 - Year Ended March 31, 1997
-------------------------------------------------------

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

================================================================================
ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

(a)  Previous independent accountants

(i) On October 15, 1997, after completion of the March 31, 1997 fiscal year audit, Price Waterhouse LLP, our former independent accountants, in a letter addressed to our Chairman and CEO with a copy to the Chief Accountant at the SEC, confirmed that the client - auditor relationship between Coyote Network Systems, Inc. (formerly The Diana Corporation) and Price Waterhouse LLP had ceased upon the resignation of Price Waterhouse LLP. During the third quarter of fiscal 1997, ending on January 4, 1997, we announced a restructuring plan to concentrate our resources on one line of business (communication switching) via our holdings in Coyote Technologies, LLC (formerly Sattel Communications LLC), and to discontinue, from an accounting standpoint, and to divest our other holdings. Our largest subsidiary, Atlanta Provision Company, Inc., was sold in February 1997. We subsequently moved our headquarters to Calabasas, California from Milwaukee, Wisconsin. The change in both scope and size of annual revenues (from over $200,000,000 to approximately $10,000,000) going forward as well as the change in management and locations (now the former Sattel management in California) led to the cessation of our client - auditor relationship with Price Waterhouse LLP.

(ii) The reports of Price Waterhouse LLP on the financial statements for the prior two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle, except as to the uncertainties noted in the Report of Independent Accountants filed with our Form 10-K dated September 22, 1997. The uncertainties noted relate to our liquidity and viability, and class action litigation and other potential claims by investors.

(iii) The Company's audit committee was not involved by Price Waterhouse LLP regarding its decision to end our client - auditor relationship.

(iv) Except as mentioned below, in connection with its audits for the two most recent fiscal years and through October 15, 1997, there have been no disagreements with Price Waterhouse LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which disagreements if not resolved to the satisfaction of Price Waterhouse LLP would have caused them to make reference thereto in their report on the financial statements for such years.

     During the audit of the fiscal 1997 financial statements a difference of opinion arose relating to the audit procedures necessary with respect to certain customer sales, including Concentric Network Corporation. The difference of opinion was with respect to the timing and manner of further Price Waterhouse LLP direct contact in addition to written receivable confirmation requests with our customers and management's concern regarding both pending legal proceedings with customers and/or potential adverse effect on our customer relationships. After further discussion, the manner of the customer contact was mutually agreed upon and the initial disagreement thus promptly (within 1 day) resolved. No disagreements in accounting related to these sales arose. The Audit Committee discussed the subject matter of this disagreement with Price Waterhouse LLP. We have authorized Price Waterhouse LLP to respond fully to the inquiries of its successor auditors concerning the subject matter of this disagreement.

(v) During the two most recent fiscal years and through October 15, 1997, our management believes that there have been no reportable events (as defined in Regulations S-K Item 304 (a)(1)(v) ) except as follows:

     (1) During the year-end audit of the accounts for fiscal 1997, the following weaknesses in internal control were identified:

     (1.1) Errors, including instances of failure to properly consider, with respect to our policy, the effect of non-standard contract provisions on revenue recognition.

     (1.2) Need for a more structured approach by which to thoroughly complete and document a review of relevant terms and conditions for all contracts consistent with our revenue recognition policy/procedure and required revenue recognition criteria.

Upon further review by us it was determined that certain sales transactions at our Sattel Communications ("Sattel") operation were not consistent with the Sattel policy and procedure and the criteria required to support revenue recognition in accordance with generally accepted accounting principles. These errors resulted in revisions to previously reported unaudited financial information with respect to the second and third quarters of fiscal 1997. These revisions, which were included and reported in Note 16 Quarterly Results of Operations (Unaudited) of Form 10-K filed in respect of the fiscal year 1997, were as follows:



                        ---------------------------------------------------
                                   FISCAL YEAR ENDED MARCH 31, 1997
                               (In Thousands, Except Per Share Amounts
                        ---------------------------------------------------
                                               12 Weeks Ended
                        ---------------------------------------------------
                           October 12, 1996           January 4, 1997
                        ----------------------     ------------------------
                        Originally                 Originally
                         Reported      Revised      Reported      Revised
                        ----------     -------     ----------     --------
  Net Sales               $ 4,046      $ 3,666     $ 4,337        $ 2,552
  Gross profit (loss)       3,034        2,775       3,057          1,842
  Net loss                $(4,598)     $(4,737)    $(4,001)       $(5,936)
  Net loss per
       common share       $  (.87)     $  (.90)    $  (.76)       $ (1.12)


          The per share amounts presented above do not reflect our November 4, 1998 stock dividend.

     (2) In addition to the matter reported in (v)(1) above, it was also noted that internal control weaknesses existed, which did not result in revisions to previously reported financial information, relative to insufficient identification and control surrounding Sattel's maintenance of detailed historical cost and accumulated depreciation information by individual asset, and that the timeliness and quality of account reconciliations and supporting analysis requires improvement in order to ensure that procedures are in place to support expected increases in transaction volumes anticipated by us.

     The following actions are being taken by our management to correct the identified weaknesses:

     - Strengthening of our financial organization to increase the number of personnel qualified to address revenue recognition issues and to improve the timeliness and quality of account reconciliations and analysis.

     - Implementation of a more timely and diligent review and resolution by management of all non-standard contract terms and conditions.

     - Development and implementation of a comprehensive system to identify and properly address relevant revenue recognition considerations.

     - Implementation of an enhanced fixed assets accounting and control system.

(b)  New independent accountants

     We engaged Arthur Andersen LLP as our new independent accountants as of December 9, 1997. During the two most recent fiscal years prior to fiscal 1998 and through December 9, 1997 we (or someone on our behalf) did not consult with Arthur Andersen LLP regarding (1) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements or (2) any matter that was either the subject matter of a disagreement or a reportable event.

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

--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------

Identification of Directors
-----------------------------------------------------


The Board of Directors is divided into three classes of directors consisting of three classes of two members each or six members in the aggregate. The election of directors is staggered so that the term of only one class of directors expires each year. Generally, the term of each class is three years. Currently, the Board of Directors has one vacant position. The Board of Directors consists of the following members:


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

                      Directors with Terms Expiring in 2000
                      -------------------------------------

James J. Fiedler, age 53, has been a director of the Company since August 1996. He has been Chairman and Chief Executive Officer of the Company since November 1996 and Chairman and Chief Executive Officer of CTL since September 1995. Previously, Mr. Fiedler was a principal in the consulting firm of Johnson & Fiedler. From November 1992 to September 1994, Mr. Fiedler was Vice President of Sales and Marketing and subsequently President and Director of Summa Four, Inc., a telecom switching company. From June 1989 to July 1992, Mr. Fiedler was Executive Vice President and Chief Operating Officer of Timeplex, a subsidiary of Unisys Corporation, engaged in the business of manufacturing data and telecommunications equipment. Prior to June 1989, Mr. Fiedler held executive positions with Unisys Corporation and Sperry Corporation (subsequently acquired by Unisys Corporation). He has been a director of Entree Corporation since November 1996.


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


                       Director with Term Expiring in 2001
                       -----------------------------------

J. Thomas Markley, age 66, has served as an advisor to the Company's Board of Directors and was appointed as director in September 1999. Mr. Markley is President of JTM, Inc., a consulting firm specializing in senior management consulting for telecommunications, data communications and electric utilities. Previously, Mr. Markley was President of Raytheon Worldwide, a leading diversified technology company, as well as Corporate Vice President and President of Raytheon Data Systems. Prior to Raytheon, Mr. Markley was Deputy Program Manager of NASA's Apollo Program. Mr. Markley has served on the President's Science Advisory Council, as a member of the Space Defense Initiative Committee and as an examiner for the Malcolm Baldridge National Quality Award. Mr. Markley also was Senior Vice President Telecommunication Operation and Planning for Salient3 Communications, Inc., a telecom equipment company.

Identification of Executive Officers
-----------------------------------------------------

The following individuals are the executive officers of the Company:

             Name            Age               Position
             ----            ---               --------

        James J. Fiedler      53      Chief Executive Officer
        Daniel W. Latham      51      President and Chief Operating Officer
        Brian A. Robson       62      Executive Vice President,
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

Section 16(a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------------------

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


                                                    SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------

                                               Annual Compensation                Long-Term Compensation
                                      ------------------------------------ ----------------------------------------
                                                              Other        Restricted    Securities    Long-term          All
            Name and                                          Annual          Stock      Underlying  Incentive Plan       Other
       Principal Position    Year    Salary       Bonus    Compensation(5)   Award(s)      Options      Layouts       Compensation
       ------------------    ----    -------      ------   ---------------   --------    ----------  -------------    ------------
James J. Fiedler (1)         1999    $300,000     $ 9,335   $20,000           ---        94,500 (6)      ---          $  7,200 (8)
   Chairman, CEO             1998    $200,000     $19,746   $15,000           ---          ---           ---          $  7,200 (8)
   and Director              1997    $200,000       ---     $ 3,720           ---          ---           ---             ---

Daniel W. Latham (2)         1999    $300,000     $ 9,335   $20,000           ---        94,500 (6)      ---          $  7,200 (8)
   President, COO            1998    $175,000     $19,746   $15,000           ---          ---           ---          $  7,200 (8)
   and Director              1997    $175,000       ---     $ 3,750           ---          ---           ---          $170,197 (9)


Brian A. Robson (3)          1999    $152,487     $12,875     ---             ---        98,125 (7)      ---             ---
  Executive Vice President   1998    $139,907       ---       ---             ---         2,100          ---          $ 21,921 (10)
   CFO and Secretary         1997    $ 56,250       ---       ---             ---        11,250          ---          $ 13,041 (10)


Edward Beeman (4)            1999    $ 79,526       ---       ---             ---          ---           ---          $ 53,548 (11)

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

(5)  Director's fees paid to officers.

(6) Pursuant to their employment agreements, on April 1, 1998, Messrs. Fiedler and Latham are entitled to receive ten year stock options to purchase a total of 450,000 shares of the Company's common stock over a period of five years, to be granted in increments of 90,000 shares annually, at various exercise prices for each 90,000 share increment. As adjusted for the stock dividend, each 90,000 share increment has been adjusted to a 94,500 share increment, and the exercise price of each of the five 94,500 share increments is $3.81, $7.62, $11.43, $15.24 and $19.05, respectively.

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



The table below provides information regarding stock options granted during the fiscal year ended March 31, 1999 to the Named Executives:

                                      OPTIONS GRANTED IN LAST FISCAL YEAR

                                                             Individual Grants
                   --------------------------------------------------------------------------------------
                                                                                    Potential Realizable
                       Number of        % of Total                                   Value at Assumed
                         Shares       Options Granted                               Annual Rate of Stock
                       Underlying       to Employees     Exercise   Expiration       Price Appreciation
                    Options Granted    in Fiscal Year      Price       Date          for Option Term(3)
                    ---------------   ---------------    --------   ----------      --------------------
                                                                                      5%           10%
                                                                                      --           ---
James J. Fiedler        94,500             9.3%            $ 3.81      04/01/08     $226,430    $573,819
Daniel W. Latham        94,500             9.3%            $ 3.81      04/01/08     $226,430    $573,819
Brian A. Robson         13,125 (1)         1.3%            $ 3.90      06/01/03     $ 14,142    $ 31,250
                        85,000 (2)         8.3%            $ 6.56      12/11/03     $154,055    $340,420

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

Aggregated Option Exercises During the Fiscal Year
Ended March 31, 1999 and Fiscal Year End Option Values
------------------------------------------------------

The table below provides information regarding the value of the in-the-money stock options held by the Named Executives at March 31, 1999. The Named Executives did not exercise any stock options during the fiscal year.

                     Number of Unexercised     Value of Unexercised In-the-Money
                   Options at March 31, 1999      Options at March 31, 1999(1)
                   --------------------------  ---------------------------------
                   Exercisable  Unexercisable    Exercisable      Unexercisable
                   -----------  -------------    -----------      -------------
 James J. Fiedler       ---         94,500           ---            $195,615
 Daniel W. Latham       ---         94,500           ---            $195,615
 Brian A. Robson       4,375       106,875         $13,212          $ 52,412


(1) Value based on the closing price of $5.88 of the common stock on The Nasdaq National Market on March 31, 1999, less the option exercise price. Does not include, as to Messrs. Fiedler and Latham, an aggregate of 376,000 options each, which they are entitled to be granted over the next four years pursuant to their respective employment agreements. If such options were added, the value of unexercisable in-the-money options would not increase, as the exercise prices of such grants will range from $7.62 to $19.05.



Stock Option Plans
--------------------------------------------

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

Employment Agreements
-------------------------------------------------------

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

Compensation of Directors
---------------------------------------------------------------------------

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

Report on Repricing of Options
--------------------------------------------------------------------------

The Company did not adjust or amend the exercise price of stock options previously awarded to the Named Executives during the fiscal year ended March 31, 1999, except to reflect the 5% stock dividend issued on November 4, 1998 to stockholders of record as of October 21, 1998.

Compensation Committee Interlocks and Insider Participation
--------------------------------------------------------------------------

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

--------------------------------------------------------------------------------
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------



The following table sets forth certain information as of August 31, 1999 regarding the beneficial ownership of the Company's Common Stock by (a) each person known by the Company to own beneficially more than 5% of the Company's Common Stock, (b) each director and officer of the Company, including Messrs. Fiedler, Latham and Robson, and (c) all directors and executive officers of the Company as a group. Except as otherwise indicated and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to the shares of Common Stock shown as beneficially owned by them. Information as to Alan J. Andreini and Kiskiminetas Springs School was derived from the Schedules 13D and 13G filed by each such stockholder. Information as to Richard L. Haydon was derived from the Schedule 13D filed by Mr. Haydon on July 28, 1997, as well as information provided to the Company by Mr. Haydon. Information as to JNC Opportunity Fund was derived from information provided to the Company by JNC. Except for the percentage of ownership, the information set forth below reflects the information contained in the Schedule 13G and/or 13D as of the date such Schedule 13G or 13D was filed.



                  Name and Address                     Number of Shares           Percent of
                of Beneficial Owner                   Beneficially Owned      Outstanding Shares
                -------------------                   ------------------      ------------------

   Jack E. Donnelly (1).................................. 42,245 (2)                   *

   James J. Fiedler (1)..................................642,288 (3)                5.0%

   Daniel W. Latham (1)..................................232,312 (4)                1.8 %

   J. Thomas Markley (1)  ................................21,000 (5)                   *

   Stephen W. Portner (1).................................47,250 (6)                   *

   Brian A. Robson (1)....................................13,125 (7)                   *

   Alan J. Andreini (8)................................1,134,335 (9)                9.0%

   JNC Opportunity Fund (10).............................663,142 (11)               4.999%

   Richard L. Haydon (12)..............................1,528,400 (13)              11.5%

   Kiskiminetas Springs School (14)....................1,010,210 (15)               8.0%

   All directors and executive officers of the
       Company as a group (5 persons)....................998,220 (2)(3)             7.5%
                                                                 (4)(5)(6)(16)

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

(5) Represents 21,000 shares of Common Stock issuable upon exercise of stock options which are currently exercisable.

(6) Includes 26,250 shares of Common Stock issuable upon exercise of stock options and 10,500 shares of Common Stock issuable upon exercise of warrants which are currently exercisable.

(7) Includes 13,125 shares of Common Stock issuable upon exercise of stock options which are currently exercisable. Does not include 98,125 shares issuable upon exercise of stock options not currently exercisable.

(8)  The address of Alan J. Andreini is: 395 Hudson Street, New York, NY 10014.

(9) Includes 877,710 shares of Common Stock held by Mr. Andreini for his own account. Includes 145,700 shares held in the account of Kiskiminetas Springs School (the "School"), 24,150 shares held in the account of John D. Andreini and Blanche M. Andreini (the "Parents"), 84,150 shares held in the account of The Andreini Foundation (the "Foundation") and 2,625 shares held for the benefit of Alan J. Andreini, Jr. (the "Son"), of which Mr. Andreini may be deemed to be the beneficial owner. Mr. Andreini disclaims beneficial ownership of all shares of Common Stock except those shares held by him for his own account. Mr. Andreini has sole voting and dispositive power over 964,485 shares of Common Stock (includes 877,710 shares held by Mr. Andreini for his own account, 84,150 shares held in the account of the Foundation and 2,625 shares held in the account of the Son). Mr. Andreini has shared voting and dispositive power over 169,850 shares of Common Stock (includes 145,700 shares held in the account of the School and 24,150 shares held in the account of the Parents).

(10) The address of JNC Opportunity Fund is c/o Olympia Capital (Cayman) Ltd., Williams House, 20 Reid Street, Hamilton HM11, Bermuda.

     Includes 4.999% of the Company common stock outstanding as of August 31, 1999. This represents the maximum beneficial ownership of the Company common stock permitted under the terms of the conversion into common stock of the Convertible Preferred Stock held by JNC. The Certificate of Designation governing the preferred stock prohibits JNC from converting shares of the preferred stock to the extent that such conversion would result in JNC beneficially owning in excess of 4.999% of the outstanding shares of common stock following such conversion. Such restriction may be waived by JNC upon not less than 75 days notice to the Company.

(12) The address of Richard L. Haydon is: 1114 Avenue of the Americas, New York, NY 10036.

(13) Includes 872,150 shares of Common Stock held in various managed discretionary accounts of which Mr. Haydon may be deemed to be the beneficial owner. Includes 656,250 shares of Common Stock issuable upon exercise of warrants which are currently exercisable, held by various discretionary accounts, of which Mr. Haydon may be deemed to be the beneficial owner. Based upon information supplied by this stockholder (in addition to the information derived from Mr. Haydon's Schedule 13D, filed on July 28, 1997), Mr. Haydon has sole voting and dispositive power over 1,528,400 shares of Common Stock.

(14) The address of Kiskiminetas Springs School is: 1888 Brett Lane, Saltsburg, PA 15681.

(15) According to the Schedule 13D filed on May 14, 1999, by Alan J. Andreini, the School beneficially owns 1,010,210 shares of Common Stock.

(16) Includes 262,138 shares of Common Stock issuable upon exercise of stock options and 194,250 shares of Common Stock issuable upon exercise of warrants which are currently exercisable. Does not include 287,125 shares of Common Stock issuable upon exercise of stock options not currently exercisable.

--------------------------------------------------------------------------------
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

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


Comdisco, Inc., a technology services and finance company, was the beneficial owner of approximately 6% of our common stock including 515,400 shares purchased by Comdisco on the open market and 192,990 warrants issued in connection with lease financing provided by Comdisco to our end-user customers. During fiscal 1998 and fiscal 1999, Comdisco has provided lease financing in a total amount of $24.0 million to four of the Company's customers. In August 1999, Comdisco filed a Schedule 13G disclosing that its beneficial ownership as of August 23, 1999 consisted solely of the 192,990 warrants and that Comdisco had ceased to be a beneficial owner of more than 5% of our common stock.

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

--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

                                                                      Form 10-K
                                                                     Page Number

(a) Financial Statements and Financial Statement Schedules

    (1) The following consolidated financial statements of Coyote Network Systems, Inc. (formerly The Diana Corporation) and its subsidiaries are included in Item 8:


        Report of Arthur Andersen LLP, Independent Public Accountants        36

        Report of PricewaterhouseCoopers LLP, Independent Accountants        37

        Consolidated Balance Sheets - March 31, 1999 and March 31, 1998      38

        Consolidated Statements of Operations - Fiscal Years Ended
          March 31, 1999, March 31, 1998 and March 31, 1997                  39

        Consolidated Statements of Changes in Shareholders' Equity -
          Fiscal Years Ended March 31, 1999, March 31, 1998
          and March 31, 1997                                                 40

        Consolidated Statements of Cash Flows - Fiscal Years Ended
            March 31, 1999, March 31, 1998 and March 31, 1997                41

        Notes to Consolidated Financial Statements                           42

    (2) The following consolidated financial statement schedule of Coyote Network Systems, Inc. is included in Item 14(d):

        Schedule I - Condensed Financial Information of Registrant           87


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

     10.41 Amendment to Separation Agreement between the Company and Sydney B. Lilly effective September 30, 1998.


     16.1 Letter dated November 5, 1997 from Price Waterhouse LLP, (incorporated herein by reference to Form 8-K/A (Amendment No. 2) filed on November 5, 1997). The disclosures included in Item 9(a) of this Annual Report on Form 10-K/A (Amendment No. 2) were derived from Item 4(a) of the Company's October 15, 1997 Form 8-K/A (Amendment No. 2) as referenced in the letter dated November 5, 1997 from Price Waterhouse LLP.



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


                                                              Fiscal Year Ended
                                                                March 31, 1997
                                                              -----------------
Operating activities:
     Loss before extraordinary items                             $(20,510)
     Adjustments to reconcile loss to
       net cash used by operating activities:
     Equity in loss of unconsolidated subsidiaries                 17,558
     Other                                                           (595)
     Changes in current assets and liabilities                      1,231
                                                                  -------

Net cash used by operating activities                              (2,316)
                                                                   ------

Investing activities:
     Proceeds from sales of marketable securities                   1,353
     Changes in investments in and advances to
       unconsolidated subsidiaries                                (15,945)
     Other                                                            100

Net cash used by investing activities                             (14,492)
                                                                  -------

Financing activities:
     Repayments of long-term debt                                    (141)
     Common stock funding                                          13,918
     Extraordinary items                                             (508)
                                                                  -------
Net cash provided by financing activities                          13,269
                                                                  -------
Decrease in cash                                                   (3,539)
Cash at the beginning of the year                                   3,567
                                                                  -------

Cash at the end of the year                                       $    28
                                                                  =======

Non-cash transactions:
     Purchase of minority interest with common stock                1,818



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



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 20th day of September, 1999.



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

        Signature                            Title                       Date


/s/ James J. Fiedler      Chairman of the Board and           September 20, 1999
----------------------    Chief Executive Officer
James J. Fiedler          (Principal Executive Officer)


/s/ Daniel W. Latham      President, Chief Operating          September 20, 1999
----------------------    Officer and Director
Daniel W. Latham


/s/ Brian A. Robson       Executive Vice President,           September 20, 1999
----------------------    Chief Financial Officer and Secretary
Brian A. Robson           (Principal Financial and Accounting Officer)


/s/ Jack E. Donnelly      Director                            September 20, 1999
----------------------
Jack E. Donnelly


/s/ J. Thomas Markley     Director                            September 20, 1999
----------------------
J. Thomas Markley


/s/ Stephen W. Portner    Director                            September 20, 1999
----------------------
Stephen W. Portner