Form 10-Q
period 1999-09-30
COYOTE NETWORK SYSTEMS INC
filed 1999-11-15
CIK 57201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                         ------------------------------

                                    FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                         ------------------------------

                         Commission file number: 1-5486

                          COYOTE NETWORK SYSTEMS, INC.
               --------------------------------------------------
                    (Exact name of registrant as specified
                                 in its charter)


           Delaware                                      36-2448698
-------------------------------             -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


               4360 Park Terrace Drive, Westlake Village, CA   91361
               ------------------------------------------------------
               (Address of principal executive offices)    (Zip Code)


                                 (818) 735-7600
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                             |X| YES   |_| NO

At November 9, 1999, the Registrant had issued and outstanding an aggregate of 13,094,049 shares of its common stock.

================================================================================

                          COYOTE NETWORK SYSTEMS, INC.
                                AND SUBSIDIARIES



                                                                           Page
PART I.  FINANCIAL INFORMATION

     Item 1.    Financial Statements
                Balance Sheets..............................................  2
                Statement of Operations.....................................  3
                Statement of Cash Flows.....................................  4
                Notes to Financial Statements...............................  5
     Item 2.    Management's Discussion and Analysis of Financial Condition
                  and Results of Operations.................................  8


PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings........................................... 11
     Item 2.    Changes in Securities and Use of Proceeds................... 11
     Item 3.    Defaults upon Senior Securities............................. 11
     Item 4.    Submission of Matters to a Vote of Security Holders......... 11
     Item 5.    Other Information........................................... 11
     Item 6.    Exhibits and Reports on Form 8-K............................ 11
     Signatures ............................................................ 13

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                                  Sept. 30, 1999       March 31, 1999
                                        Assets                                     (Unaudited)
Current assets:
     Cash and cash equivalents                                                      $   1,036           $   1,225
     Receivables (including deferred profit of $10,550 at 9/30/99), net of
        allowance of $522 at September 30, 1999 and $402 at March 31, 1999             19,447              10,092
     Inventories                                                                        2,392               2,130
     Notes receivable - current                                                           352               2,367
     Other current assets                                                               1,548               4,323
                                                                                    ---------           ---------
         Total current assets                                                          24,775              20,137

Property and equipment, net                                                             6,939               8,192
Capitalized software development                                                        2,008               1,604
Intangible assets, net                                                                  5,259               5,620
Net assets of discontinued operations                                                    ---                  234
Notes receivable - non-current                                                            928                 871
Investments                                                                             1,550               1,550
Other assets                                                                            2,729               2,820
                                                                                    ---------           ---------
                                                                                    $  44,188           $  41,028
                                                                                    =========           =========
                           Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                                $   1,008           $   1,133
     Accounts payable                                                                   7,551               8,161
     Deferred revenue and customer deposits                                            13,702               5,611
     Accrued professional fees and litigation costs                                       211                 676
     Other accrued liabilities                                                          4,699               3,900
     Current portion of long-term debt and capital lease obligations                    1,004               1,315
                                                                                    ---------           ---------
         Total current liabilities                                                  $  27,975           $  20,796

Notes payable                                                                            ---                8,183
Long-term debt                                                                          1,464               1,534
Capital lease obligations                                                               1,634               1,830
Customer deposits and other liabilities                                                 2,628               2,628
Commitments and contingencies

Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares;
       issued 600 and 700 shares, liquidation preference of $10,000 per share           6,000               7,255
     Common stock - $1 par value:  authorized 30,000,000 shares,
       issued 13,677,496 and 11,167,456 shares                                         13,678              11,167
     Additional paid-in capital                                                       115,925             109,394
     Accumulated deficit                                                             (119,359)           (116,002)
     Treasury stock at cost                                                            (5,757)             (5,757)
                                                                                    ----------          ----------
         Total shareholders' equity                                                    10,487               6,057
                                                                                    ---------           ---------

                                                                                    $  44,188           $  41,028
                                                                                    =========           =========

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                      3 MONTHS ENDED                  6 MONTHS ENDED
                                                                   ---------------------          ----------------------
                                                                   Sept. 30,    Sept. 30,         Sept. 30,    Sept. 30,
                                                                      1999        1998              1999         1998
                                                                   --------     --------          --------     --------
Net sales             -   product                                   $ 5,069     $14,444           $13,615       $21,508
                      -   long distance services                      2,449         720             4,308           849
                                                                    -------     -------           -------       -------
                      Total                                           7,518      15,164            17,923        22,357
                                                                    -------     -------           -------       -------
Cost of sales         -   product                                     4,285       8,419            10,174        11,477
                      -   long distance services                      2,099         890             3,512         1,052
                                                                    -------     -------           -------       -------
                      Total                                           6,384       9,309            13,686        12,529
                                                                    -------     -------           -------       -------
Gross profit (loss)   -   product                                       784       6,025             3,441        10,031
                      -   long distance services                        350        (170)              796          (203)
                                                                    -------     --------          -------       --------
                      Total                                           1,134       5,855             4,237         9,828
                                                                    -------     -------           -------       -------
Selling and administrative expenses                                   4,594       3,155             8,674         6,095
Engineering, research and development                                 1,944       2,431             4,164         4,368
                                                                    -------     -------           -------       -------

     Total operating expenses                                         6,538       5,586            12,838        10,463
                                                                    -------     -------           -------       -------

Operating income (loss)                                              (5,404)        269            (8,601)         (635)

Interest expense                                                       (482)        (27)             (834)          (42)

Non-operating income (expense)                                        6,287        (721)            6,392          (880)
                                                                    -------     --------          -------       --------
Profit (loss) from continuing operations                                401        (479)           (3,043)       (1,557)

Profit (loss) from discontinued operations                               (4)       (900)             (314)         (900)
                                                                    --------    --------          --------      --------

     Net profit (loss)                                              $   397     $(1,379)          $(3,357)      $(2,457)
                                                                    =======     ========          ========      ========

Profit (loss) per common share (basic & diluted):
     Continuing operations                                          $   .03     $  (.05)          $  (.25)      $  (.17)
     Discontinued operations                                          ---          (.09)             (.03)         (.10)
                                                                    -------     --------         ---------      --------
     Net profit (loss) per common share (basic & diluted)           $   .03     $  (.14)          $  (.28)      $  (.27)
                                                                    =======     ========          ========      ========

Weighted average number of common shares outstanding
     - basic                                                         12,704       9,586            11,960         9,125
     - diluted                                                       15,601       9,586            11,960         9,125




            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                             6 MONTHS ENDED
                                                                                      ------------------------------
                                                                                      Sept. 30, 1999  Sept. 30, 1998
Operating activities:                                                                 --------------  --------------
     Net loss                                                                          $(3,357)          $(2,457)
Adjustments to reconcile loss to net cash provided (used) by operating activities:
     Depreciation and amortization                                                       1,057               578
     Gain on sale of land                                                                 ---                (17)
     Gain on sale of Coyote Gateway, LLC                                                (6,209)
     Provision for loss on discontinued operations                                         310               900
     Provision for common stock warrants issued                                            455               485
     Net change in discontinued operations                                                 (76)             (163)
     Changes in current assets and liabilities                                             (85)           10,319
                                                                                       --------          -------

Net cash provided (used) by operating activities                                        (7,905)            9,645
                                                                                       --------          -------

Investing activities:
     Purchases of property and equipment                                                (1,257)           (2,338)
     Proceeds from sales of marketable securities                                         ---                 16
     Proceeds from sale of land                                                           ---                 67
     Change in notes receivable                                                             40               270
     Increase in investments  in affiliate                                                (383)             (400)
     Cash investment in INET                                                              ---             (1,333)
                                                                                       -------           --------

Net cash provided (used) by investing activities                                        (1,600)           (3,718)
                                                                                       --------          --------

Financing activities:
     Repayments of long-term debt and capital lease obligations                           (309)              (71)
     Common stock issued, net of expenses                                               11,332               306
     Redemption of preferred stock                                                      (4,000)
     Increase in note payable                                                            2,417              ---
     Decrease in borrowing on line of credit                                              (124)             ---
     Preference stock issued net of expenses                                              ---              6,345
     Preference stock dividends paid                                                      ---                (29)
                                                                                       -------           --------

Net cash provided by financing activities                                                9,316             6,551
                                                                                       -------           -------

Increase (decrease) in cash and cash equivalents                                          (189)           12,478

Cash and cash equivalents:
     At beginning of the period                                                          1,225             3,746
                                                                                       -------           -------
     At end of the period                                                              $ 1,036           $16,224
                                                                                       =======           =======

Non-cash transactions:
     Issuance of common stock warrants                                                     455               485
     Conversion of convertible notes and interest into common stock                        ---             3,407
     Discount granted for investment in affiliate                                          ---               900
     Issuance of common stock for INET acquisition                                         ---             1,686
     Conversion of Class B Units into common stock                                         330              ---
     Gain on sale of Coyote Gateway, LLC                                                 6,209              ---



            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION
-----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been changed to conform to the current period presentation. Operating results for the three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

The computation of profit or loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period.


NOTE 2   DISPOSITION OF ASSETS
------------------------------------------

On October 27, 1999, pursuant to a Purchase Agreement, dated September 30, 1999, among the Company, American Gateway Telecommunications, Inc. ("AGTI"), Coyote Gateway, LLC d/b/a American Gateway Telecommunications, ("AGT"), Prinvest Corp. ("PVC"), Prinvest Financial Corp. ("PFC"; together with PVC, "Prinvest") and Arnold A. Salinas ("Salinas"), the Company sold its approximately 80% membership interest in AGT to AGT's remaining member, AGTI, which previously held an approximately 20% membership interest in AGT (the "Sale").

In consideration for the Sale, the Company will receive, for the next 18 months, a monthly margin participation payment from AGT equal to $0.0025 per minute of telecommunications traffic switched or routed by AGT through AGT's telecommunications network. Pursuant to the terms of the Agreement, AGT will remain directly liable for its $10.2 million credit facility (the "Credit Facility") with Prinvest, whose affiliate owns 53.75% of AGTI. The Company will be relieved of its obligations under its pledge agreement with Prinvest which secured the Credit Facility and, in connection therewith, Prinvest will return to the Company the 708,692 treasury shares of the Company's common stock which had been pledged by the Company as collateral for the Credit Facility. In addition, as a result of the Sale, the Company will no longer be required to reflect the Credit Facility on its consolidated financial statements and, accordingly, the Company has recognized a gain of $6,209,000 from the Sale. The Company will not receive any immediate cash payments as a result of the Sale.

In addition, for the next 18 months, the Company shall be the exclusive supplier of telecommunications switches to AGT; AGT shall receive a fifty percent purchase discount on all Company-manufactured switches it purchases from the Company during this time period. Coyote Communications Services, LLC, an affiliate of the Company, shall continue to provide maintenance and technical support services to AGT on a month-to-month renewable basis, pursuant to the parties' existing maintenance and servicing agreement.

NOTE 3   BUSINESS SEGMENT INFORMATION
------------------------------------------

In addition to operating the telecom switching equipment business segment, in fiscal 1999, the Company acquired Coyote Gateway (April 1998) and INET Interactive Network System, Inc. (September 1998) and through these subsidiaries operates an international long distance services business segment. The accounting policies are the same for all segments; however, the Company evaluates performance based on operating income. The telecom switching equipment business segment consists solely of the operations of Coyote Technologies, LLC. Information by industry segment is as follows (in thousands):

                                               3 Months Ended                     6 Months Ended
                                      -------------------------------    -------------------------------
                                      Sept. 30, 1999   Sept. 30, 1998    Sept. 30, 1999   Sept. 30, 1998
                                      --------------   --------------    ---------------  --------------

Net Sales:
         Switching equipment             $ 5,069           $14,444          $13,615          $21,508
         Long distance services            2,449               720            4,308              849
                                         -------           -------          -------          -------
                                         $ 7,518           $15,164          $17,923          $22,357
                                         =======           =======          =======          =======
Operating Profit (Loss):
         Switching equipment              (2,988)            1,133           (4,439)           1,084
         Long distance services           (1,778)             (632)          (2,881)            (947)
         Corporate                          (638)             (232)          (1,281)            (772)
                                         --------          --------         --------         --------
                                         $(5,404)          $   269          $(8,601)         $  (635)
                                         ========          =======          ========         ========
Depreciation and amortization:
         Switching equipment                 271               249              571              510
         Long distance services              271                 3              381               15
         Corporate                            50                50              105               53
                                         -------           -------          -------          -------
                                         $   592           $   302          $ 1,057          $   578
                                         =======           =======          =======          =======
Capital expenditures:
         Switching equipment                 106               358              137              900
         Long distance services              214               484              710              650
         Corporate                             1                11                6               25
                                         -------           -------          -------          -------
                                         $   321           $   853          $   853          $ 1,575
                                         =======           =======          =======          =======
Identifiable assets:
         Switching equipment                                                 27,104           20,784
         Long distance services                                               8,559           13,510
         Discontinued operations                                               ---               172
         Corporate                                                            8,925           13,038
                                                                            -------          -------
                                                                            $44,188          $47,504
                                                                            =======          =======

Effective September 30, 1999, the Company sold its interest in Coyote Gateway (See Note 2 above). Sales, operating losses, depreciation and capital expenditures of $425, $1,602, $59 and $346, respectively, of Coyote Gateway are included in the Company's long distance services business segment information of Coyote Gateway. The identifiable assets as at September 30, 1999, however, exclude the assets of Coyote Gateway.

NOTE 4   SHAREHOLDERS' EQUITY
-------------------------------------------

Options and Warrants
---------------------------------

In September 1999, the Board of Directors approved an amendment to the Coyote Technologies, LLC Employees Non-Qualified Stock Option Plan, increasing the number of underlying shares of the Company common stock available to be granted under the plan from 2,100,000 to 4,000,000.

During the quarter ended on September 30, 1999, the Board of Directors granted options to purchase a total of 608,750 shares of the Company's common stock to certain employees.

During the quarter ended on September 30, 1999, in consideration for administrative consulting services, the Board of Directors granted options to purchase a total of 302,500 shares of the Company's common stock to certain outside consultants. A fair market value of $355,000 was recorded as administrative expense for these options. The fair market value was determined using the Black Scholes model.

In September 1999, an officer converted 174 Class B Units into 95,813 shares of the Company's common stock in accordance with the terms of conversion available to the holder.

In September 1999, an officer exercised warrants to acquire 75,075 shares of the Company's common stock at an exercise price of $2.86 per share.

During the quarter ended September 30, 1999, a total of 195,566 vested options were exercised in accordance with the terms of the Coyote Technologies Employees Non-Qualified Stock Option Plan and Company common stock was issued for that number of common shares.


NOTE 5    RELATED PARTY TRANSACTIONS
---------------------------------------------

In September 1999, Mr. James J. Fiedler, the Company's Chairman and Chief Executive Officer, exercised warrants to acquire 75,075 shares of Company common stock at an exercise price of $2.86 per share.

In September 1999, Mr. Daniel W. Latham, the Company's President and Chief Operating Officer, converted 174 Class B Units into 95,813 shares of Company common stock. This conversion was made in accordance with the conversion terms available to holders of Class B Units.

Since August 1999, the Company has completed and received funding under a series of two demand loans. The first loan for a total amount of $600,000 was provided to the Company by Mr. Fiedler in the amount of $175,000, by Mr. Latham in the amount of $75,000 and by Mr. Alan J. Andreini, an affiliate shareholder of the Company, in the amount of $350,000. This loan bears interest at bank's prime rate plus 1% per year, is repayable on demand and is secured against the Company's investment in Systeam, S.p.A.

The second loan for a total amount of $1,225,000 was provided to the Company by Mr. Richard L. Haydon, an affiliate shareholder of the Company, in the amount of $500,000, by Mr. Alan J. Andreini in the amount of $225,000 and by three non-affiliate shareholders in a combined total amount of $500,000. This loan bears interest at the rate of 17.5% per year and is repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan is three years to November 2002. This loan is secured by shares of the common stock of INET Interactive Network System, Inc., a wholly owned subsidiary of the Company. Under the terms of this loan, the lenders have been granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of common stock of the Company at an exercise price of $4.50 per share. The warrants will result in a non-cash interest expense charge of $0.3 million to be recognized over the term of the debt.

Of the above funding, $475,000 was received by the Company during to the quarter ended September 30, 1999 and $1,350,000 was received by the Company during October and November 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations for the Quarter Ended September 30, 1999
--------------------------------------------------------------

For the second quarter of fiscal year 2000, we had revenues of $7.5 million, representing a $7.6 million, or a 50% decrease from the second quarter of the prior fiscal year and a 28% decrease from the previous quarter. Shipments of DSS Switches and related product services were $5.1 million compared to $14.4 million in the prior year and $8.6 million in the previous quarter. The international long distance service subsidiaries that were acquired during the prior fiscal year generated revenues of $2.4 million, representing an increase of 33% over the prior quarter and an increase of 288% over the corresponding quarter of the prior year. Total revenues for the fiscal year to date are $17.9 million, representing a decrease of 20% from the first six months of the prior fiscal year.

Shipments of switching equipment were supplied under contracts to two customers during the quarter, representing $4.7 million of the switching equipment revenues. We have granted extended payment terms to these customers while they are in the process of seeking lease financing for their capital purchases. In view of the extended payment terms and the comparatively short operating history of these customers, we have deferred recognition of all of the profit ($3.3 million) attributable to these shipments until payment is received or all contingencies are removed.

The revenue generated from switching equipment is $5.1 million in the quarter with a gross margin of 15%. If the gross margin for the switching equipment was not impacted by the $3.3 million profit deferral described above, the gross margin on revenue of $5.1 million would be 80% compared to 42% in the second fiscal quarter of the prior year. The international long distance service subsidiaries that were acquired during the prior fiscal year generated a gross margin of $0.4 million or 14% of long distance service revenues during the quarter ended September 30, 1999. The total gross margin for all lines of business for the second fiscal quarter is $1.1 million, or 15% of total revenues, as compared to $5.9 million or 41% of total revenues for the second quarter of the prior fiscal year. The total gross margin for the fiscal year to date is $4.2 million or 24% of total revenues, as compared to $9.8 million or 46% of total revenues for the first six months of the prior fiscal year.

Selling and general administrative expenses for the second fiscal quarter were $4.6 million compared to $3.2 million for the second quarter of the prior fiscal year. The increase is primarily related to the additional operating expenses incurred by the long distance service providers acquired in fiscal 1999. As a proportion of total revenues, the selling and general administrative expenses increased to 61% from 39% in the prior quarter and from 22% in the second quarter of the prior fiscal year.

Engineering, research and development expenses for the second quarter of fiscal 2000 were $1.9 million, or 26% of sales, as compared with $2.2 million, or 21% of sales, for the first quarter and $2.4 million, or 16% of sales, for the second quarter of the prior fiscal year. We have continued to enhance product offerings to meet current and anticipated customer demand, including further refinement of our client/server architecture on our switch and the development of voice over Internet Protocol.

The operating loss for the second quarter is $5.4 million versus a loss of $3.2 million in the first quarter and an operating income of $0.3 million in the second quarter of the prior fiscal year. The operating loss for the fiscal year to date is $8.6 million, an increase of $8.0 million over the operating loss for the first six months of the prior fiscal year. The increase in the operating loss is primarily the result of the lower equipment sales and the lower gross margin due to the profit deferrals referred to above as well as the increased operating expenses incurred in support of the long distance service subsidiaries.

Interest expense for the quarter is $0.5 million versus $0.02 million for the second quarter of the prior fiscal year. The increased expense is comprised entirely of financing costs related to the operations of the international long distance service subsidiaries.

Non-operating income for the quarter of $6.3 million includes a $6.2 million non-cash gain recorded on the Company's sale of its long distance service subsidiary Coyote Gateway. An affiliate of one of our sources of lease financing owns a majority of the buyer, AGTI, and was owed the debt which was assumed by AGTI in the sale.

The net income from continuing operations for the second quarter of fiscal 2000 is $0.4 million versus a net loss of $0.5 million for the corresponding quarter of the prior year. The income represents a basic and fully diluted earnings per common share of $0.03 versus a loss of $0.05 for the corresponding quarter of the prior year. The net loss for the six months of fiscal 2000 is $3.4 million or $0.28 per common share compared to a net loss of $2.5 million or $0.27 per common share for the corresponding six-month period of the prior year.


Liquidity and Capital Resources
-------------------------------------------

We used cash from operating activities of $3.6 million during the second quarter of fiscal 2000, compared to providing $8.7 million during the second quarter of fiscal 1999. During the first six months of fiscal 2000 we used $7.9 million compared to providing $9.6 million during the first six months of fiscal 1999. This decline in operating cash flow is due primarily to the increase in the operating loss and the increase in working capital required to support the extended payment terms granted to our customers while they are in the process of obtaining lease financing.

We used cash for investing activities of $1.6 million during the first six months of fiscal 2000 compared to $3.7 million used for investing activities in the corresponding period of fiscal 1999. Capital expenditures on equipment purchases and software of $1.3 million in the first six months of fiscal 2000 represented a reduction of $1.0 million from the corresponding period of the prior fiscal year. Purchases were primarily for additional switching equipment required to support the expansion of the international long distance services segment of the business and software for certain Internet Protocol and compression capabilities. Net cash used in investing activities in fiscal 2000 also included cash paid in connection with increases in investment in affiliates of $0.4 million.

Financing activities during the second quarter of fiscal 2000 provided $3.0 million, including $1.1 million from the exercises of stock options and warrants, $1.7 million from increases in notes payable and a $0.2 million increase in borrowings under a line of credit.

In connection with the sale of our approximately 80% membership interest in Coyote Gateway on September 30, 1999, the Coyote Gateway liability for notes payable of $10.2 million was assumed by the buyer, AGTI.

We have a $2.2 million revolving line of credit secured against certain trade receivables. As at September 30, 1999, $1.0 million has been drawn against the line representing the maximum amount available at that time. This line of credit bears interest at the bank's prime rate plus 4%. The line of credit expires on February 29, 2000. We have a long-term obligation in the amount of $1.6 million in connection with principal and interest due on subordinated debentures, which bear interest of 11.25% per year. The debentures mature in the year 2002 and interest only is due until such time.

At September 30, 1999, we have a negative working capital of $3.2 million and we are currently exploring means of raising additional capital through debt and equity financing to fund our immediate working capital needs. As part of this activity, we have recently completed and received $1.8 million in funding on two demand loans. The first loan, which is for a total amount of $0.6 million, bears interest at the bank's prime rate plus 1% per year, is repayable on demand and is secured by our investment in Systeam, S.p.A. The second loan, which is for a total amount of $1.2 million, bears interest at the rate of 17.5% per year and is repayable on demand after March 31, 2000. The maximum term of this loan is three years to November 2002 and is secured by our investment in our wholly owned subsidiary INET Interactive Network System, Inc. Under the terms of this second loan, the lenders, certain of whom are affiliates of ours, have also been granted three-year warrants to purchase a combined total of 73,500 shares of our common stock at an exercise price of $4.50 per share.

We believe that we will be able to continue to fund our operations and acquisitions by obtaining additional outside financing; however, there can be no assurance that we will be able to obtain the necessary financing when needed on acceptable terms or at all.


Forward Looking Statements
-----------------------------------

All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual and Quarterly Reports to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and, in general, the other risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999. The Company disclaims any intention or obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------

Please see Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, for information on various legal proceedings. There are no material developments to report at this time.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

c) Issuances of equity securities not registered under the Securities Act of 1933 are described in Note 5 of the Condensed Consolidated Financial Statements.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
---------------------------------------------------

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.


ITEM 5.  OTHER INFORMATION
---------------------------------------------------
Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
---------------------------------------------------

a)   Exhibits:

     3.01 Restated Certificate of Incorporation, as amended September 1, 1992 (incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 Reg. No. 333-63017).

     3.02 By-Laws of the Company incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended March 31, 1997.

     4.01 Form of Demand Loan Agreement between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

     4.02 Form of Pledge Agreement between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

     4.03 Form of Common Stock Purchase Warrant Certificate between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

    27    Financial Data Schedule

b)   Reports on Form 8-K:

     (1)  A Form 8-K was filed by the Company on July 2, 1999, which covered:

          Item 5. Other Events

          At a hearing on May 24, 1999, the district court granted final approval to the settlement of the stockholder class action litigation against the Company and certain of its officers and directors. The settlement consisted of $8,000,000 in cash, all of which will be provided by the Company's insurance carriers and three-year warrants to purchase up to 2,225,000 shares of common stock at (i) $9.00 per share during the first year, (ii) $10.00 per share during the second year and (iii) $11.00 per share during the last year prior to expiration.

          Certain charges with respect to the issuance of warrants were fully reserved for in the Company's financial statements for the fiscal year ended March 31, 1998.

     (2) A Form 8-K was filed by the Company on November 12, 1999, which covered:

          Item 2. Acquisition or Disposition of Assets

          Pursuant to the Purchase Agreement dated September 30, 1999, on October 27, 1999, the Company completed the sale of its approximately 80% membership interest in Coyote Gateway to AGTI.

                                   SIGNATURES
                             ----------------------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COYOTE NETWORK SYSTEMS, INC.


Date:  November 15, 1999       By:  /s/ James J. Fiedler
                                    ------------------------------
                                    James J. Fiedler
                                    Chairman of the Board and
                                    Chief Executive Officer
                                    (Principal Executive Officer)




Date:  November 15, 1999       By:  /s/ Brian A. Robson
                                    ------------------------------
                                    Brian A. Robson
                                    Executive Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)