Form 10-Q
period 1999-12-31
COYOTE NETWORK SYSTEMS INC
filed 2000-02-22
CIK 57201

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

                For the quarterly period ended December 31, 1999

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                      ------------------------------------

                         Commission file number: 1-5486

                          COYOTE NETWORK SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                     36-2448698
-------------------------------             ------------------------------------
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

At February 18, 2000, the Registrant had issued and outstanding an aggregate of 16,618,492 shares of its common stock.

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
         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations................... 10


PART II. OTHER INFORMATION

         Item 1.    Legal Proceedings....................................... 13
         Item 2.    Changes in Securities and Use of Proceeds............... 13
         Item 3.    Defaults upon Senior Securities......................... 13
         Item 4.    Submission of Matters to a Vote of Security Holders..... 13
         Item 5.    Other Information....................................... 13
         Item 6.    Exhibits and Reports on Form 8-K........................ 13
         Signatures ........................................................ 14

                         PART I - FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in Thousands, Except Share Amounts)

                                                                                         December 31,         March 31,
                                                                                             1999                1999
                                                                                         -----------          ----------
                                      Assets                                             (Unaudited)
Current assets:
     Cash and cash equivalents                                                            $      613           $   1,225
     Receivables (including deferred profit of $9,295 at December 31, 1999)
       net of allowance of $522 at December 31, 1999 and $402 at March 31, 1999               19,976              10,092
     Inventories                                                                               2,249               2,130
     Notes receivable - current                                                                   12               2,367
     Other current assets                                                                      1,927               4,323
                                                                                          ----------           ---------
         Total current assets                                                                 24,777              20,137

Property and equipment, net                                                                    6,709               8,192
Capitalized  software development                                                              1,808               1,604
Intangible assets, net                                                                         5,075               5,620
Net assets of discontinued operations                                                            ---                 234
Notes receivable - non-current                                                                   225                 871
Investments                                                                                    1,592               1,550
Other assets                                                                                   6,261               2,820
                                                                                          ----------           ---------
                                                                                          $   46,447           $  41,028
                                                                                          ==========           =========
                         Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                                      $    1,414           $   1,133
     Accounts payable                                                                          7,903               8,161
     Deferred revenue and customer deposits                                                   12,236               5,611
     Accrued professional fees and litigation costs                                              158                 676
     Other accrued liabilities                                                                 3,645               3,900
     Current portion of notes payable                                                          2,898                 584
     Current portion of long-term debt and capital lease obligations                             863                 731
                                                                                          ----------           ---------
         Total current liabilities                                                            29,117              20,796

Notes payable                                                                                    ---               8,183
Long-term debt                                                                                 1,464               1,534
Capital lease obligations                                                                      1,634               1,830
Customer deposits and other liabilities                                                        6,086               2,628
Commitments and contingencies

Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares;
       issued 590 and 700 shares, liquidation preference of $10,000 per share                  5,900               7,255
     Common stock - $1 par value.  Authorized 30,000,000 shares,
         issued 14,495,236 and 11,167,456 shares                                              14,495              11,167
     Additional paid-in capital                                                              117,981             109,394
     Accumulated deficit                                                                    (124,473)           (116,002)
     Treasury stock at cost                                                                   (5,757)             (5,757)
                                                                                          -----------          ----------
         Total shareholders' equity                                                            8,146               6,057
                                                                                          ----------           ---------
                                                                                          $   46,447           $  41,028
                                                                                          ==========           =========

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                          3 Months Ended            9 Months Ended
                                                                        -------------------      ---------------------
                                                                        Dec. 31,    Dec. 31,     Dec. 31,     Dec. 31,
                                                                          1999       1998          1999         1998
                                                                        --------    -------      --------     --------
  Net sales         -  product                                          $ 3,664     $ 9,148      $ 17,279     $30,656
                    -  software engineering                                 300        ---            300       ---
                    -  long distance services                             2,858       3,783         7,166       4,632
                                                                        -------     -------      --------     -------
                    Total                                                 6,822      12,931        24,745      35,288
                                                                        -------     -------      --------     -------

  Cost of sales     -  product                                            3,541       6,755        13,715      18,232
                    -  software engineering                                 200        ---            200       ---
                    -  long distance services                             2,578       3,481         6,090       4,533
                                                                        -------     -------      --------     -------
                    Total                                                 6,319      10,236        20,005      22,765
                                                                        -------     -------      --------     -------

  Gross profit      -  product                                              123       2,393         3,564      12,424
                    -  software engineering                                 100        ---            100       ---
                    -  long distance services                               280         302         1,076          99
                                                                        -------      ------      --------      ------
                    Total                                                   503       2,695         4,740      12,523
                                                                        -------     -------      --------     -------

  Selling and administrative expenses                                     3,397       3,968        12,071      10,063
  Engineering, research and development                                   1,752       2,595         5,916       6,963
                                                                        -------     -------      --------     -------

           Total operating expenses                                       5,149       6,563        17,987      17,026
                                                                        -------     -------      --------     -------

  Operating loss                                                         (4,646)     (3,868)      (13,247)     (4,503)
  Interest expense                                                         (197)       (221)       (1,031)       (263)
  Non-operating income (expense)                                          (271)        (105)        6,121        (985)
                                                                        -------     --------     --------     --------
  Loss from continuing operations                                        (5,114)     (4,194)       (8,157)     (5,751)

  Loss from discontinued operations                                       ---          ---           (314)       (900)
                                                                        -------     -------      ---------    --------
           Net loss                                                     $(5,114)    $(4,194)     $ (8,471)    $(6,651)
                                                                        ========    ========     =========    ========

  Loss per common share (basic & diluted):
           Continuing operations                                        $  (.39)    $  (.41)     $   (.66)    $  (.60)
           Discontinued operations                                        ---          ---           (.03)       (.09)
                                                                        -------     -------      ---------    --------
           Net loss per common share (basic & diluted)                  $  (.39)    $  (.41)     $   (.69)    $  (.69)
                                                                        ========    ========     =========    ========

  Weighted average number of common shares outstanding (basic &          13,257      10,216        12,308       9,604
    diluted)                                                            ========    ========     =========    ========

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                                    9 MONTHS ENDED
                                                                                            ------------------------------
                                                                                            December 31,      December 31,
Operating activities:                                                                           1999             1998
                                                                                            ------------      ------------
     Net loss                                                                                $ (8,471)         $ (6,651)
Adjustments  to  reconcile  loss  to  net  cash  provided  (used)  by  operating activities:
     Depreciation and amortization                                                              1,805             1,165
     Gain on sale of land                                                                        ---                (20)
     Gain on sale of Coyote Gateway, LLC                                                       (6,209)             ---
     Provision for loss on discontinued operations                                                310               900
     Provision for common stock warrants issued                                                   975               485
     Net change in discontinued operations                                                        (76)             (208)
     Changes in current assets and liabilities                                                 (1,736)              593
                                                                                             ---------         --------

Net cash provided (used) by operating activities                                             $(13,402)         $ (3,736)
                                                                                             ---------         ---------

Investing activities:
     Purchases of property and equipment                                                       (1,391)           (3,445)
     Proceeds from sales of marketable securities                                                ---                 16
     Proceeds from sale of land                                                                  ---                 67
     Change in notes receivable                                                                   (43)              270
     Increase in investments in affiliate                                                        (425)             (400)
     Cash investment in INET                                                                     ---             (1,333)
                                                                                             --------          ---------

Net cash provided (used) by investing activities                                             $ (1,859)         $ (4,825)
                                                                                             ---------         ---------

Financing activities:
     Repayments of long-term debt and capital lease obligations                              $    (70)         $   (142)
     Common stock issued net of expenses                                                       13,582               752
     Redemption of preferred stock                                                             (4,000)             ---
     Increase in notes payable                                                                  4,856              ---
     Increase in borrowing on line of credit                                                      281              ---
     Preference stock issued net of expenses                                                     ---              6,345
                                                                                             --------          --------

Net cash provided by financing activities                                                    $ 14,649          $  6,955
                                                                                             --------          --------

Increase (decrease) in cash and cash equivalents                                                 (612)           (1,606)

Cash and cash equivalents:
     At beginning of the period                                                                 1,225             3,746
                                                                                             --------          --------
     At end of the period                                                                    $    613          $  2,140
                                                                                             ========          ========

Non-cash transactions:
     Issuance of common stock warrants                                                            975              485
     Conversion of Class B Units into common stock                                                606             ---
     Conversion of convertible Preferred Stock and interest into
         common stock                                                                             103            3,407
     Discount granted for investment in affiliate                                                ---               900
     Gain on sale of Coyote Gateway, LLC                                                        6,209             ---
     Notes receivable off-set against trade payables                                            1,093             ---

            See notes to condensed consolidated financial statements

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


NOTE 1   BASIS OF PRESENTATION
----------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been changed to conform to the current period presentation. Operating results for the three and nine months ended December 31, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 1999.

The computation of profit or loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period.

NOTE 2   BUSINESS SEGMENT INFORMATION
----------------------------------------

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

                                               3 Months Ended                  9 Months Ended
                                      -----------------------------    -----------------------------
                                      Dec. 31, 1999   Dec. 31, 1998    Dec. 31, 1999   Dec. 31, 1998
                                      -------------  --------------    -------------   -------------
Net Sales:
         Switching equipment            $  3,964        $  9,148         $ 17,579        $ 30,656
         Long distance services            2,858           3,783            7,166           4,632
                                        --------        --------         --------        --------
                                        $  6,822        $ 12,931         $ 24,745        $ 35,288
                                        ========        ========         ========        ========
Operating Loss:
         Switching equipment              (3,113)         (1,502)          (7,552)           (418)
         Long distance services           (1,028)         (1,635)          (3,909)         (2,582)
         Corporate                          (505)           (731)          (1,786)         (1,503)
                                        ---------       ---------        ---------       ---------
                                        $ (4,646)       $  (3868)        $(13,247)       $ (4,503)
                                        =========       =========        =========       =========
Depreciation and amortization:
         Switching equipment                 497             231            1,068             741
         Long distance services              198             311              579             326
         Corporate                            53              45              158              98
                                        --------        --------         --------        --------
                                        $    748        $    587         $  1,805        $  1,165
                                        ========        ========         ========        ========
Capital expenditures:
         Switching equipment                   6             796              143           1,696
         Long distance services              126              18              836             668
         Corporate                             2               8                8              33
                                        --------        --------         --------        --------
                                        $    134        $    822         $    987        $  2,397
                                        ========        ========         ========        ========
Identifiable assets:
         Switching equipment                                               29,491          14,085
         Long distance services                                             9,445          16,373
         Discontinued operations                                            ---               216
         Corporate                                                          7,511          12,092
                                                                         --------        --------
                                                                         $ 46,447        $ 42,766
                                                                         ========        ========

Effective September 30, 1999, the Company sold its interest in Coyote Gateway. For the nine months ended December 31, 1999, sales, operating losses, depreciation and capital expenditures of $425,000, $1,602,000, $59,000 and $346,000 respectively, of Coyote Gateway are included in the Company's long distance services business segment information of Coyote Gateway. The identifiable assets as at December 31, 1999, however, exclude the assets of Coyote Gateway.

NOTE 3   SHAREHOLDERS' EQUITY
----------------------------------------

Options and Warrants
--------------------

During the quarter ended December 31, 1999, the Board of Directors granted options to purchase a total of 308,481 shares of the Company's common stock to certain employees.

During the quarter ended December 31, 1999, in consideration for administrative consulting services, the Board of Directors granted options to purchase a total of 267,000 shares of the Company's common stock to certain outside consultants. A fair market value of $224,000 was recorded as administrative expense for these options. The fair market value was determined using the Black Scholes model.

In December 1999, two employees, David Held and Bruce Thomas, converted their holdings of 500 Class B Units into 275,624 shares of the Company's common stock in accordance with the terms of conversion available to the holders.

During the quarter ended December 31, 1999, a total of 524,979 vested options were exercised in accordance with the terms of the Coyote Technologies Employees Non-Qualified Stock Option Plan and Company common stock was issued for that number of common shares.

In January 2000, in connection with his appointment as Chief Executive Officer and in accordance with the terms of his employment agreement, the Board of Directors granted options to James R. McCullough to purchase 750,000 shares of the Company's common stock at an exercise price of $5.00, subject to shareholder approval. Of such options, 300,000 are currently vested with the remaining options vesting over three years, beginning on January 14, 2001, subject to acceleration if certain common stock price targets are met and sustained.

Common Stock
------------
In January 2000, in consideration for administrative consulting services provided to the Company, the Board of Directors approved the issuance of 2,000,000 shares of the Company's common stock to an outside consultant, KRJ, LLC. A one time, non-cash expense charge of approximately $10 million will be recorded in the fourth quarter of fiscal 2000 based upon the fair market value of such shares.

Convertible Preferred Stock
---------------------------
Series A
In December 1999 and January 2000, JNC Opportunity Fund Ltd., the holder of 5% Series A Convertible Preferred Stock (the "Series A Preferred Stock"), converted a total of 356 shares of Series A Preferred Stock and accrued dividends into shares of the Company's common stock. A total of 626,835 shares of common stock were issued in accordance with the conversion terms applicable to the Series A Preferred Stock.

Series B
On January 31, 2000, Coyote Network Systems, Inc. (the "Company") sold, for $5 million, and on February 4, 2000, for $10 million, pursuant to Rule 506 under Regulation D, an aggregate of 3,157,895 shares of the Company's 6% Series B Preferred Stock (the "Series B Preferred Stock") at $4.75 per share upon the initial and final closings, respectively, of a private placement with accredited investors (the "Offering"). Sunrise Securities Corp., the placement agent ("Sunrise"), received a commission equal to 7.0% of the gross proceeds of the sale of the Series B Preferred Stock, consisting of $718,500 cash and 75,000 shares of the Company's Common Stock, par value $1.00 per share (the "Common

Stock"), plus reimbursement for expenses. Details of voting powers, preferences and relative participation, optional or other special rights and qualifications, limitations or restrictions, are set forth in the Company's Certificate of Designations, Preferences, and Rights of Series B Preferred Stock filed January 31, 2000 and incorporated by reference herein as Exhibit 10.1 attached herewith.


NOTE 4   RELATED PARTY TRANSACTIONS
----------------------------------------

On January 25, 2000, the Company entered into a Financial Services Agreement with First Venture Leasing LLC ("First Venture"), pursuant to which an LLC was formed by First Venture to offer certain leasing and credit packages to the Company's customers. First Venture is an entity in which Mr. McCullough had a 25% interest, which he relinquished effective upon his becoming a director of the Company on February 2, 2000. The terms of the agreement with First Venture were the result of arms' length negotiation in which Mr. McCullough did not participate. The agreement with First Venture was approved by our Board of Directors.

On January 26, 2000, the Company also entered into a Remarketing Agreement and two separate License Agreements with the LLC formed by First Venture, pursuant to which such LLC shall act as the Company's agent in remarketing equipment leased to third parties upon the termination of such leases and shall have the right to use certain trademarks, service marks, trade names and other designations in connection with the services to be provided by the LLC.

On January 26, 2000, the Company also entered into a Consulting Agreement with KRJ, LLC ("KRJ"). Pursuant to the Consulting Agreement, KRJ provided assistance in identifying strategic partners and business opportunities, making introductions to IP Telephony customers, introducing new management, restructuring vendor finance programs, investor relations, and identifying credit facilities. The Company issued to KRJ 2,000,000 shares of unregistered common stock, with no registration rights. Of such shares, 1,250,000 will be held in escrow to be released to KRJ in three equal annual installments, subject to acceleration if certain common stock price targets are met and sustained. In addition, unless there is a Change of Control of the Company (as defined in the Consulting Agreement), KRJ has agreed not to sell, pledge, hypothecate or otherwise transfer any of the 2,000,000 shares for a period 12 months after the respective dates of delivery of any of such shares. Mr. McCullough has an approximately one-third interest in KRJ and the balance of KRJ is owned by affiliates of First Venture. The Consulting Agreement also provides that over the next three years, KRJ will provide assistance in further identification of additional business opportunities both in the domestic and international markets. Compensation for these additional services will be specifically negotiated at a future date. The Consulting Agreement has been approved by the Company's Board of Directors and the terms of the agreement with KRJ were the result of arms' length negotiation in which Mr. McCullough did not participate. In connection with the issuance of the 2,000,000 shares to KRJ, the Company anticipates recording a one-time, non-cash charge to earnings of approximately $10 million in the fourth quarter of Fiscal 2000.


NOTE 5       SUBSEQUENT EVENTS
----------------------------------------

In February 2000, two customers successfully completed third party lease financing contracts in respect of $7.5 million of switching equipment purchased from the Company during the quarters ended June 30, 1999 ($6.8 million) and December 31, 1999 ($0.7 million). At the date of sale the Company had granted these customers extended payment terms while lease financing was being sought and the Company deferred recognition of all of the profit ($5.7 million) attributable to these shipments.

The terms of the lease agreements include that certain security deposits be held in escrow until the lessors have completed all their obligations of their lease agreements. Full payment for the equipment and services previously supplied by the Company, less escrowed security deposits of $3.5 million, is expected to be paid to the Company during March 2000 in accordance with contractual commitments made to the Company by the leasing company. When cash is received, the Company anticipates recognizing the deferred profit less the escrowed security deposits.

In February 2000, a former executive of the Company became an officer and 25% owner of one of the above customers.

On February 18, 2000 the Company completed the sale of its approximately 9% holding in Systeam, S.p.A. and received a cash payment of $1.2 million. A gain on the sale of this investment of approximately $0.4 million will be recorded in the fourth quarter of fiscal 2000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Results of Operations for the Quarter Ended December 31, 1999
-------------------------------------------------------------

For the third quarter of fiscal year 2000, we had revenues of $6.8 million, representing a $6.1 million, or a 47% decrease from the third quarter of the prior fiscal year and a 9% decrease from the previous quarter. Shipments of DSS Switches and related product services were $4.0 million compared to $9.1 million in the prior year and $5.1 million in the previous quarter. The international long distance services generated revenues of $2.9 million, representing an increase of 17% over the prior quarter and a decrease of 24% over the corresponding quarter of the prior year. Total revenues for the fiscal year to date are $24.7 million, representing a decrease of 30% from the first nine months of the prior fiscal year.

Shipments of switching equipment were supplied under contracts to customers during the quarter, representing $3.5 million of the switching equipment revenues. We have granted extended payment terms to these customers while they are in the process of seeking lease financing for their capital purchases. In view of the extended payment terms and the comparatively short operating history of these customers, we have deferred recognition of all of the profit ($2.3 million) attributable to these shipments until payment is received or all contingencies are removed.

The revenue generated from switching equipment is $3.7 million in the quarter with a gross margin of 3%. The low margin is the result of the profit deferral mentioned above. Our international long distance service subsidiary generated a gross margin of $0.3 million or 10% of long distance service revenues during the quarter ended December 31, 1999. In the quarter, we completed an initial sale of $0.3 million in connection with an engineering software development contract which generated a gross margin of 33%. The total gross margin for all lines of business for the third fiscal quarter is $0.5 million, or 7% of total revenues, as compared to $2.7 million or 21% of total revenues for the third quarter of the prior fiscal year. The total gross margin for the fiscal year to date is $4.7 million or 19% of total revenues, as compared to $12.5 million or 35% of total revenues for the first nine months of the prior fiscal year.

Selling and general administrative expenses for the third fiscal quarter were $3.4 million compared to $4.0 million for the third quarter of the prior fiscal year. As a proportion of total revenues, the selling and general administrative expenses decreased to 50% from 61% in the prior quarter and increased from 31% in the third quarter of the prior fiscal year.

Engineering, research and development expenses for the third quarter of fiscal 2000 were $1.8 million, or 26% of sales, as compared with $1.9 million, or 26% of sales, for the second quarter and $2.6 million, or 20% of sales, for the third quarter of the prior fiscal year. We have continued to enhance product offerings to meet current and anticipated customer demand, including further refinement of our client/server architecture on our switch and the development of voice over Internet Protocol.

The operating loss for the third quarter is $4.6 million versus a loss of $5.4 million in the second quarter and an operating loss of $3.9 million in the third quarter of the prior fiscal year. The operating loss for the fiscal year to date is $13.2 million, an increase of $8.7 million over the operating loss for the first nine months of the prior fiscal year. The increase in the operating loss is primarily the result of the lower equipment sales and the lower gross margin due to the profit deferrals referred to above as well as the increased operating expenses incurred in support of the long distance service subsidiaries.

The net loss from continuing operations for the third quarter of fiscal 2000 is $5.1 million versus a net loss of $4.2 million for the corresponding quarter of the prior year. The loss represents a basic and fully diluted loss per common share of $0.39 versus a loss of $0.41 for the corresponding quarter of the prior year. The net loss for the nine months of fiscal 2000 is $8.5 million or $0.69 per common share compared to a net loss of $6.7 million or $0.69 per common share for the corresponding nine-month period of the prior year.


Liquidity and Capital Resources
-------------------------------

We used cash from operating activities of $5.5 million during the third quarter of fiscal 2000, compared to using $13.4 million during the third quarter of fiscal 1999. During the first nine months of fiscal 2000 we used $13.4 million compared to using $3.7 million during the first nine months of fiscal 1999. The use of operating cash is primarily related to the increase in the operating loss and the increase in working capital required to support the extended payment terms granted to our customers while they are in the process of obtaining lease financing.

We used cash for investing activities of $1.9 million during the first nine months of fiscal 2000 compared to $4.8 million used for investing activities in the corresponding period of fiscal 1999. Capital expenditures on equipment purchases and software of $1.4 million in the first nine months of fiscal 2000 represented a reduction of $2.0 million from the corresponding period of the prior fiscal year. Purchases were primarily for additional switching equipment required to support the expansion of the international long distance services segment of the business and software for certain Internet Protocol and compression capabilities. Net cash used in investing activities in fiscal 2000 includes increases in investment in affiliates of $0.4 million.

Financing activities during the third quarter of fiscal 2000 provided $3.3 million, including $2.3 million from the exercises of stock options and warrants, $0.4 million from increases in notes payable and a $0.4 million increase in borrowings under a line of credit.

We have a $2.2 million revolving line of credit secured against certain trade receivables. As at December 31, 1999, $1.4 million has been drawn against the line representing the maximum amount available at that time. This line of credit bears interest at the bank's prime rate plus 4%. The line of credit expires in January 2003. We have a long-term obligation in the amount of $1.6 million in connection with principal and interest due on subordinated debentures, which bear interest of 11.25% per year. The debentures mature in the year 2002 and interest only is due until such time.

At December 31, 1999, we have a negative working capital of $4.3 million and we are currently exploring means of raising additional capital through debt and equity financing to fund our immediate working capital needs. As part of this activity, we have recently completed a private placement with accredited investors and sold 3,157,895 shares of our 6% Series B Preferred Stock at $4.75 per share. The total cash we received was $13.9 million, net of fees and expenses associated with the placement. In February 2000, we completed the sale of our investment in Systeam, S.p.A. and received a cash payment of $1.2 million. In February 2000, two of our customers completed third party lease contracts in respect of $7.5 million of equipment previously sold under extended payment terms. In March 2000, we expect to receive a net payment of $4.0 million after deduction of contractual security deposits.

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

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
------------------------------------------------------------

Please see Note 7 to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 1999, for information on various legal proceedings. There are no material developments to report at this time.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
------------------------------------------------------------

c) Issuances of equity securities not registered under the Securities Act of 1933 are described in Note 3 of the Condensed Consolidated Financial Statements.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
------------------------------------------------------------

Not applicable.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------

Not applicable.


ITEM 5.  OTHER INFORMATION
------------------------------------------------------------

Not applicable.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
------------------------------------------------------------

a)   Exhibits:

     3.01 Restated Certificate of Incorporation, as amended September 1, 1992 (incorporated herein by reference to Exhibit 4.1 of Registrant's Registration Statement on Form S-8 Reg. No. 333-63017).

     3.02 By-Laws of the Company incorporated herein by reference to Exhibit 3.2 of the Company's Form 10-K for the year ended March 31, 1997.

     10.01 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed January 31, 2000 (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K filed on February 14, 2000).

     27   Financial Data Schedule

b)   Reports on form 8-K:

     (1) A Form 8-K was filed by the Company on November 12, 1999; relating to the sale of the Company's approximately 80% ownership in American Gateway Telecommunications, Inc.

     (2) A Form 8-K was filed by the Company on December 1, 1999; relating to the termination of the SEC's previously disclosed staff inquiry.

                                   SIGNATURES
                       -----------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COYOTE NETWORK SYSTEMS, INC.



DATE: February 22, 2000        By:  /s/ James R. McCullough
                                    --------------------------------------------
                                    James R. McCullough
                                    Chief Executive Officer
                                    (Principal Executive Officer)




DATE: February 22, 2000        By:  /s/ Brian A. Robson
                                    --------------------------------------------
                                    Brian A. Robson
                                    Executive Vice President,
                                    Chief Financial Officer and Secretary
                                    (Principal Financial and Accounting Officer)