Form 10-K/A
period 1999-03-31
COYOTE NETWORK SYSTEMS INC
filed 2000-03-16
CIK 57201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   FORM 10-K/A
                                 Amendment No. 3

                       ----------------------------------

[X]    Annual Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
       Act of 1934.  For the fiscal year ended            March 31, 1999
                                                 ------------------------------

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from ______ to ______

       Commission file number               1-5486
                              -------------------------------------------------

                          COYOTE NETWORK SYSTEMS, INC.
             (Exact name of Registrant as specified in its charter)

           Delaware                                   36-2448698
--------------------------------         --------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

4360 Park Terrace Drive, Westlake Village, California              91361
-----------------------------------------------------         --------------
      (Address of principal executive offices)                  (Zip Code)

   Registrant's telephone number, including area code:           (818) 735-7600

   Securities registered pursuant to Section 12 (b) of the Act:  None

   Securities registered pursuant to Section 12 (g) of the Act:  Common Stock,
                                                                 $1.00 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               [X] YES [_] NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                                                [_]

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

                   DOCUMENTS INCORPORATED BY REFERENCE - NONE.

================================================================================

================================================================================
                                     PART I
================================================================================

Forward-Looking Statements
---------------------------------

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


--------------------------------------------------------------------------------
ITEM 1.  BUSINESS
--------------------------------------------------------------------------------

General
---------------------------------

Coyote Network Systems, Inc. is engaged in the telecommunications business. Specifically, we sell telecommunications equipment, international long distance services and network services, primarily to entrepreneurial carriers, e.g., domestic and international long distance providers, competitive local exchange carriers and Internet service providers. In fiscal 1999, we derived 85% of our total revenues from the sale of telecom switching and related equipment and 15% from retail and wholesale long distance services. Our telecommunications products are designed to route telephone calls in an efficient, cost-effective manner. We also sell competitively priced wholesale international long distance services, primarily to entrepreneurial carriers and we market retail international long distance services, primarily to affinity groups, i.e., groups that share a common characteristic such as language or culture. In addition, we provide telecom network support services, i.e., network design and integration, facilities management, switch provisioning, billing administration and customer support services. Through our joint venture, TelecomAlliance, we plan to provide carriers with wholesale long distance and Internet services at new price points, and to provide them with telecom equipment, billing administration, customer support services and a path to access voice over data networks.


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

In April 1998, we expanded the scope of our telecommunications equipment business by acquiring substantially all of the assets of American Gateway Telecommunications, a provider of wholesale international long distance services. In September 1998, we completed the acquisition of INET Interactive Network System, a provider of international long distance services primarily to commercial and residential affinity groups. In November 1998, we formed TelecomAlliance, which is designed to enhance the growth and liquidity of entrepreneurial carriers by providing its member companies with wholesale long distance and Internet services. In January 1999, we formed Coyote Communications Services LLC, designed to provide network operations and support services to our customers and other new, entrepreneurial carriers.


Our principal executive offices are located at 4360 Park Terrace Drive, Westlake Village, California 91361 and our telephone number is (818) 735-7600.


Industry Overview
----------------------------------

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

Evolving technologies, pro-competitive legislation, privatization of international telephone companies, the build-out of new networks in developing countries, the Internet, new carrier services and changing customer demands mark today's telecommunications industry. As communications carriers expand into new markets with new revenue-generating services, we believe they need to differentiate with solutions that include voice, data, video and Internet services. We believe these developments have created a new paradigm, an opportunity for new, emerging domestic and international carriers to compete with incumbent carriers and for established carriers to expand beyond their traditional markets.

We believe these carriers have a need for small-to-medium sized telecom switches that can add revenue-generating services quickly and cost effectively. These smaller telecom switches, such as our DSS Switch, can be cost-justified with less than one million minutes of voice traffic per month, enabling carriers to match their costs with their revenue streams.


The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of IP and ATM (Asynchronous Transfer Mode) networks, and the Internet for voice and data communications.

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


The 1984 deregulation of the U.S. telecommunications industry enabled the emergence of a number of new long distance companies in the U.S. Currently, there are more than 500 U.S. long distance companies, most of which are small or medium-sized companies. To be successful, these small and medium-sized companies need to offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T Corp., MCI Worldcom and Sprint Corporation. In addition, these small and medium-sized companies generally have only limited capital resources to invest. New international carriers emerged to take advantage of this demand for less expensive international bandwidth. These entrepreneurial carriers acted as aggregators of international traffic for smaller carriers, taking advantage of larger volumes to obtain volume discounts on international routes (resale traffic), or investing in facilities when volume on particular routes justified such investments. Over time, as these international carriers became established and created high quality networks, they began to carry overflow traffic from the larger long distance providers seeking lower rates on certain routes. Our wholesale international long distance company and TelecomAlliance are designed, among other things, to obtain volume discounts and other economies by aggregating a number of emerging carriers.


The highly competitive and rapidly changing international telecommunications market has created a significant opportunity for carriers that can offer high quality, low cost international long distance service. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are driving decreased termination costs, a proliferation of routing options and increased competition. Successful companies among both the emerging and established international long distance companies will need to aggregate enough traffic to lower costs of both facilities-based or resale opportunities, maintain systems which enable analysis of multiple routing options and provide a variety of services, invest in facilities and switches and remain flexible enough to locate and route traffic through the most advantageous routes. We are seeking to take advantage of these market conditions both as a provider of necessary equipment targeted to emerging entrepreneurial carriers and as a provider of retail and wholesale international long distance services.

International long distance providers can generally be categorized by their ownership and use of switches and transmission facilities. The largest U.S. carriers primarily utilize owned transmission facilities and generally use other long distance providers to carry their overflow traffic. Since only very large carriers have transmission facilities that cover the more than 200 countries to which major long distance providers generally offer service, a significantly larger group of long distance providers own and operate their own switches but either rely solely on resale agreements with other long distance carriers to terminate their traffic or use a combination of resale agreements and owned facilities in order to terminate their traffic. One other category, "switchless resellers", rely entirely on third parties to switch and terminate their traffic. Such switchless resellers generally attempt to purchase enough minutes to obtain volume discounts and then resell the time at a mark-up. These "switchless resellers" and emerging carriers are the principal market for our DSS Switches and Carrier IP Gateways, which are designed specifically to require less investment than the equipment used by large telecommunications companies and, accordingly, to be cost effective for emerging telecom companies.


Principal Products and Services
-----------------------------------
We market telecommunications switching equipment and domestic and international retail and wholesale long distance services. Our primary equipment products include telecommunications switches ("DSS Switches") and Internet Protocol gateways ("Carrier IP Gateways ") designed to route voice traffic over public and private networks and the Internet. In fiscal 1999, we derived 85% of our total revenues from the sale of switching and related OEM equipment. We derived 9% of our revenues from retail domestic and international long distance service and 6% of our revenues from wholesale international long distance service. Over time, we expect revenues from the sale of international long distance service will constitute an increasing percentage of overall revenue.

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

Business Strategy
--------------------------------------
A fundamental component of our strategy is to provide a total solution to entrepreneurial carriers. We provide telecom equipment, international long distance and network services. We are targeting specific market segments: telecom equipment, wholesale and retail international long distance and network services. We plan to partner with and/or take minority positions in entrepreneurial carriers. We also plan to complement our strategy through acquisitions of entrepreneurial carriers with a goal to convert them to switch-based and voice over IP. We plan to expand our market presence internationally through acquisitions and plan to secure cable routes to strategic international countries.

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


STRATEGY IMPLEMENTATION
----------------------------------
General Framework
-----------------

We have identified initiatives to turn our strategic vision into reality.


Consolidating and Expanding Our Technology Position
---------------------------------------------------
We plan to continue to develop, acquire, take equity positions in and/or contract with companies that have leading-edge technologies and that serve customers with cost-competitive solutions, including IP gateways, alternative transmission and packet- and revenue-generating applications. For example, our Carrier IP Gateway combines the high bandwidth efficiency of an IP link with compression equipment, improving the efficiency of costly dedicated long distance lines. Besides being more efficient, new networks, such as IP, ATM and the Internet, typically bypass conventional long distance carriers, who must pay local access charges.

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

Sales and Marketing
----------------------------
To meet the needs of our customers, we market our products and services through the coordinated efforts of our direct sales force, independent agents and systems integrators.

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


Customers and Customer Concentration
-------------------------------------
Our equipment products are targeted at markets for small-to-medium sized telecom switches and IP gateways. Potential customers for our telecommunications equipment include, among others, entrepreneurial telecommunications carriers such as competitive local exchange carriers, switchless resellers, incumbent local exchange carriers, wholesale and retail international and domestic long distance providers and Internet service providers. We market retail international long distance services to affinity groups. Our equipment revenues in fiscal 1999 were from shipments to 16 end-user customers, seven of which were sold through third party lessors and which accounted for approximately 93% of the total equipment revenues. In fiscal 1998, we shipped equipment to 12 customers, one of which accounted for approximately 40% of total equipment revenues.

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


Customer Service and Support
-----------------------------
We service and provide support for our products and services. We, or an authorized third party, provide customer training in connection with the installation of our products and services. We have entered into agreements with third parties, including certain suppliers of equipment incorporated into our products, to provide support for our products. Our products may be sold with a service plan under which we provide ongoing technical assistance and maintenance.

We provide network operations and support services to our customers. The services include network operations and on-site facilities support, network design and consulting services, switch provisioning, outsourcing, on-site technical support, remote monitoring and billing administration.


Research and Development, Manufacturing and Supply
--------------------------------------------------
In fiscal 1999, we invested approximately $11.0 million in engineering, research and development efforts with the goal of providing new and enhanced features to the existing DSS Switch and developing the Carrier IP Gateway. The purpose of these investments was to address the expanded customer and technical demands of the existing carrier marketplace while preparing us to successfully participate in the Internet Protocol based market.

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


Proprietary Rights
-------------------------------
We use a combination of trade secrets, industry know-how, confidentiality, non-compete agreements and tight control of our software to protect the products and features that we believe give us competitive advantages. We are currently engaged in litigation alleging that our use of the name Coyote infringes on the rights of the plaintiff.


Wholesale and Retail Facilities
--------------------------------
We provide long distance service to international countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased facilities and resale arrangements with long distance providers. We plan to grow our revenues by capitalizing on the deregulation of international telecommunications markets.

Competition in the Telecommunications Industry
-----------------------------------------------
The telecommunications equipment markets are highly competitive. We compete with telecommunications equipment providers, including Nortel, Cisco Systems, Lucent Technologies, Newbridge Networks, and Digital Switch Corporation, which have the resources and expertise to compete in the smaller-scale telecom switch and IP gateway market. In addition, it is possible that large communication carriers with financial resources significantly greater than ours may enter the telecom equipment market. Some of these large carriers, such as AT&T, MCI Worldcom and Sprint, could initiate and support prolonged price competition to gain market share.

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


Government Regulation
---------------------------
Our U.S. interstate and international telecommunications service offerings generally are subject to the regulatory jurisdiction of the Federal Communications Commission (FCC). Our telecommunications service offerings outside the U.S. are generally done under contract to third-party carriers who deal with the international and in-country regulatory authorities.

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


Environmental Regulation
----------------------------
Compliance with federal, state and local regulations relating to environmental protection has not had a material effect upon our capital expenditures, operating results or competitive position.


Employees
----------------------------
As of May 27, 1999, we had 154 employees. In addition, we retain from time to time, on a contract basis, a number of people for specific projects. We believe that our future growth and success will depend in large part upon our ability to continue to attract and retain highly qualified people. We have no collective bargaining agreement with our employees.

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

--------------------------------------------------------------------------------
ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

Our executive offices are located in approximately 23,000 square feet of office space in Westlake Village, California currently leased by us under a five-year lease expiring February 2003. We also lease 21,000 square feet of office space in Richardson, Texas to support our engineering requirements under a seven-year lease expiring April 2005. We currently lease 3,000 square feet of space in Houston, Texas under a five-year lease expiring in April 2003, however, we plan to move to a 4,000 square foot office space in the Dallas area in the near future. We also lease 8,000 square feet of office space in Los Angeles, California under a five-year lease expiring March 2004. Additionally, we lease 5,100 square feet of office space in Norcross, Georgia under a five-year lease expiring October 2003. We own a 91,000 square-foot building in Atlanta, Georgia, which was formerly used by a discontinued company. This property was sold in July 1999.



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


--------------------------------------------------------------------------------
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

Not applicable.

                  ============================================
                                    PART II.
                  ============================================
--------------------------------------------------------------------------------
ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
--------------------------------------------------------------------------------

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

              FISCAL 1999                         FISCAL 1998
    -----------------------------        ---------------------------
    Quarter     High        Low          Quarter     High       Low
    -------     ----        ---          -------     ----       ---
    First      $ 9.167     $3.720        First      $5.580    $1.235
    Second      10.119      4.533        Second      9.762     2.679
    Third       16.500      6.071        Third       8.274     4.539
    Fourth     $ 9.125     $4.125        Fourth     $6.429    $3.303


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

Sales and Issuance of Unregistered Securities
---------------------------------------------
None except as described below and as previously disclosed in reports filed pursuant to the Securities and Exchange Act of 1934.

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

--------------------------------------------------------------------------------
ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                          COYOTE NETWORK SYSTEMS, INC.
                             SELECTED FINANCIAL DATA
                    (In Thousands, Except Per Share Amounts)

                                                                           As of and for the Years Ended
                                                          --------------------------------------------------------------
                                                          March 31,    March 31,    March 31,     March 30,   April 1,
                                                            1999         1998         1997          1996        1995
                                                          ------------------------------------------------------------
Net sales                                                 $ 43,318     $  5,387     $  7,154      $   264     $  ---
                                                          ========     ========     ========      ========     =======
Earnings (loss) from:
     Continuing operations (1)(2)                         $(13,843)    $(34,155)    $(12,335)     $(2,746)    $(2,140)
     Discontinued operations (3)                              (900)       ---         (8,175)        (619)      1,420
     Extraordinary items                                     ---          ---           (508)        ---         ---
                                                          --------     --------     ---------     -------     --------
       Net loss                                           $(14,743)    $(34,155)    $(21,018)     $(3,365)    $  (720)

Earnings (loss) per common share [basic and diluted]:
     Continuing operations                                $ (1.41)     $  (4.60)    $  (2.23)     $  (.59)    $  (.48)
     Discontinued operations                                 (.09)        ---          (1.48)        (.13)        .32
     Extraordinary items                                     ---          ---           (.09)        ---         ---
                                                          --------     --------     ---------      -------     -------
       Net earnings (loss) per common share               $ (1.50)     $  (4.60)    $  (3.80)     $  (.72)    $  (.16)

Cash dividends per common share                           $  ---       $  ---       $  ---        $  ---      $  ---
                                                          ========     ========     =========     ========    ========

Total assets                                              $ 41,028     $ 21,975     $ 23,244      $29,092     $24,205
Debt (4)                                                    13,995        5,490        1,958        2,099       2,240
Working capital (deficit)                                     (659)       4,508        6,161       13,282      15,489
Shareholders' equity                                         6,057        8,060       16,834       24,686      19,729

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

--------------------------------------------------------------------------------
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General
---------------------------
In November 1996, we made a strategic decision to dispose of all of our non-telecommunications switch business segments (the "Restructuring"). Subsequently, on February 3, 1997, our Board of Directors approved the sale of Atlanta Provision Company to Colorado Boxed Beef Company. On November 20, 1997, we completed the sale of our telecommunications equipment and distributor subsidiary, C&L Communications, Inc. to the management of C&L. In March 1998, we reached an agreement for the sale of our 80% owned wire installation and service subsidiary, Valley Communications, Inc., to Technology Services Corporation. As part of the Restructuring, our Board of Directors approved plans changing our name to Coyote Network Systems, Inc. and in November 1997, our shareholders approved the name change. Subsequently, the name of our telecommunications equipment subsidiary, Sattel Communications LLC, was changed to Coyote Technologies, LLC ("CTL"). Based in Richardson, Texas, CTL has granted subordinated equity participation interests, which amount to approximately a 20% effective ownership interest in CTL, to certain of our employees. These participation interests are convertible into shares of our common stock at the option of the holder.

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


Segments
---------------------------
For the year ended March 31, 1999, our business is reported for two operating segments: one operating segment is telecommunications equipment and the other operating segment covers the provision of long distance services. (See Note 13 to the Consolidated Financial Statements).


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

Selling, general and administrative expenses for fiscal 1999 were $17.4 million versus $15.4 million for the same period last year. This increase is primarily related to the additional operating expenses incurred by the recently acquired long distance service provider subsidiaries and the increased sales commissions and expenses associated with the significant increase in switching equipment sales.

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


Liquidity and Capital Resources
---------------------------------
As of March 31, 1999, we had a negative working capital of $0.7 million. In May 1999, as part of our efforts to provide additional working capital, we received $10.2 million in net proceeds from a private placement. The placement agent received cash commissions of $352,000 and commissions in the form of common stock aggregating 131,148 shares and five-year warrants to purchase 176,700 shares at $6.00 per share. From the net proceeds of this placement, we paid $4 million to redeem 100 shares of the 700 shares of 5% Series A Convertible Preferred Stock which were issued and outstanding as at March 31, 1999. In connection with the redemption, the conversion price of the remaining $6 million of Convertible Preferred Stock was fixed at $6.00 per share and we issued the holder of the Convertible Preferred Stock 18-month warrants to purchase 325,000 shares of common stock at $6.00 per share.

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

Third Party Lease Financing
-------------------------------
To facilitate the sale of our equipment, we often arrange lease financing for the purchaser. Parties providing the third party lease financing include Comdisco and PrinVest and, recently, RCC Financing Group, Ltd. agreed in principle to provide lease financing to creditworthy customers, with a goal of providing $50 million by March 31, 2000.


Impact of Inflation
-------------------------------
Inflation has not had a significant impact on net sales or loss from continuing operations for the three most recent fiscal years.


Backlog
-------------------------------
We only include in our backlog written orders for products and related services scheduled to be shipped within one year. We do not believe that the level of, or changes in the levels of, our backlog is necessarily a meaningful indicator of future results of operations.


Recently Issued Accounting Standards
-------------------------------------
In June 1998 and June 1999, the AICPA issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137 which deferred the effective date of SFAS No. 133. We will adopt the standard in April 2001 and do not expect the adoption to have any material impact on our financial position or results of operations.

                   =========================================
                                  RISK FACTORS
                   =========================================

We have only recently entered the telecommunications industry and have a limited operating history in such industry; therefore, we expect to encounter risks frequently faced by new entrants into this rapidly evolving market, such as difficulty obtaining acceptance and generating sales of our products.

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


     We may not be successful in accomplishing these objectives. Our inability to increase market awareness and demand for our products could adversely affect our sales and revenues and our ability to compete in the telecommunications industry.

We have experienced and may continue to experience operating losses and negative cash flow from operations, which could adversely affect our ability to carry out our business plan and attain profitability.

     Our ability to achieve profitability and positive cash flow from operations is uncertain. We have incurred substantial costs in growing our business and by acquiring complementary businesses and technologies. For the last four fiscal years, we incurred losses from our continuing operations. Our net sales during the same period, $264,000 in the 1996 fiscal year, $7,154,000 in the 1997 fiscal year, $5,387,000 in the 1998 fiscal year and $43,318,000 in the 1999 year, did not offset our operating losses in each of these years. In addition, we experienced negative cash flow from operations of $17,859,000, $8,475,000 and $6,125,000, in fiscal years 1997, 1998 and 1999, respectively. To achieve profitability and positive cash flow, we must increase the sales of our products and services. If we are unable to increase our sales, we may not generate enough revenues to carry out our business plan and achieve profitability. Even if we do achieve profitability and positive cash flow, we may not sustain or increase profitability and positive cash flow in the future.

We have negative working capital and if we are unable to obtain the required substantial additional financing to carry out our business plan, we may be unable to carry out our planned expansion of operations.

     As of March 31, and December 31, 1999, we had negative working capital of $659,000 and $4,300,000, respectively. Although we anticipate that available funds and cash flow from operations will enable us to meet our anticipated working capital needs over the next 12 months our current business plan contemplates growth through acquisitions, which would require substantial additional financing and we cannot assure you that the required additional financing will be available to us on favorable terms or at all. If we are unable to obtain adequate funds at all or on acceptable terms, we may have to reduce the scope of our planned expansion of operations; we may also be unable to take advantage of acquisition opportunities, develop or enhance services or respond to competitive or business pressures, all of which could have a material adverse effect on our business, results of operations and financial condition.


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

     In February 2000, we sold close to 20% of our outstanding common stock in a private placement. Accordingly, under NASD rules, we may not be able to obtain additional financing through another private placement in the near further without shareholder approval or a waiver from the NASD.


We may continue to experience the consequences from adverse publicity which we received in December 1998, including an inquiry from Nasdaq, decreases in the price of our common stock or disruption in trading.

     In December 1998, we received publicity, which adversely affected our stock price, from several articles published by TheStreet.com, an Internet publication, which implied, among other things:

     - that one of our end-user customers, Crescent Communications, Inc. did not exist; and

     - that our sale of equipment to Crescent through a third party, Comdisco, Inc., was invalid.

     We believe that as a result of this publicity, The Nasdaq National Market and the Securities and Exchange Commission have commenced inquiries regarding our sale to Crescent Communications and other transactions. We were requested to furnish, and have furnished, a number of documents and although we were advised in November 1999 that the SEC had dropped its investigation, we do not know the status of The Nasdaq National Market inquiry. The Nasdaq National Market inquiry may continue to divert the attention of our management from day-to-day operations which could have a material adverse effect on our business, results of operations and financial condition.

     If the Nasdaq inquiry results in a negative outcome, The Nasdaq National Market could impose a variety of sanctions against us, including possible de-listing. These sanctions could adversely affect our financial condition or the trading or registration of our common stock and/or its price.


We may not receive expected revenues because a customer may not fulfill its obligation to purchase additional equipment and services from us and our failure to receive these revenues could contribute to our operating losses or adversely affect our cash flow.

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

     We will not deliver any additional equipment to Crescent unless it first obtains third party financing. We cannot control the development of Crescent or its business and we may not receive any additional revenue from sales of our equipment to Crescent through Comdisco or another third party, or from sales of our services directly to Crescent. Crescent's inability to purchase additional equipment could result in the loss of revenue we had planned on generating, decreasing our anticipated cash flow and increasing our cash requirements.


Our operating results vary significantly, which could adversely affect our ability to manage our expenses in any given period and could also affect our stock price.

     Our quarterly operating results have fluctuated and may continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. As a result, we believe that period-to-period comparisons of our operating results may not be meaningful, especially as indicators of our future performance. In addition, it is difficult for us to predict the occurrence of factors which may lead to such fluctuation. Because we base our expense levels in part on expectations regarding future sales, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. A significant shortfall in demand relative to our expectations, or a material delay in customer orders, could have a material adverse effect on our ability to meet our financial commitments. In recent periods, slower than expected closings of lease transactions and financings have adversely impacted our results and strained our liquidity. Some of the factors which cause fluctuation include:


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

     We have sold our non-telecommunications businesses in order to concentrate on developing our telecommunications business. We are now focused solely on the development and sales of our telecommunications products and services. Our company has become smaller and less diverse than in the past, with fewer fixed assets and a smaller revenue base. A decrease in the sales of our telecommunications products and services will no longer be offset by revenues from our businesses in other industries, and will therefore directly and adversely affect our revenues and results of operations.

We plan to expand our business by acquiring complementary businesses and any difficulties we encounter in acquiring such businesses or integrating those businesses into our company may adversely affect our operations and our ability to compete in the telecommunications industry.

     Our growth strategy is to expand through the acquisition of other businesses which are complementary to our own. Since April 1998, we acquired two such businesses, American Gateway Telecommunications ("American Gateway") and INET Interactive Network System, Inc. (although we divested ourselves of American Gateway in October 1999). Our management must devote a significant amount of time and attention to integrating newly acquired businesses into our company, which may divert their attention from our day-to-day operations. We must also allocate some of our financial resources to the integration process which, along with the diversion of management's attention, may adversely affect our business, results of operations and financial condition. When we acquire a company, we sometimes face difficulties in assimilating that company's personnel and operations. In addition, key personnel of the acquired company might decide not to work for us. If we are unable to successfully integrate our new businesses into our existing operations, the new businesses may not operate at a profitable level and we may not be able to recoup the cost of acquiring the new businesses.

     Our common stock price has not fully recovered from its December decline and we may encounter difficulties in acquiring other businesses using our common stock as a form of payment. We also invest financial and management resources into potential acquisitions of businesses that we do not ultimately acquire. We terminated our pending acquisition of Apollo Telecom, Inc. due to its inability to satisfy all of the closing conditions. In addition, our pending acquisition of additional interests in Systeam, S.p.A.had been postponed indefinitely due to our inability to timely raise the needed capital. We ultimately sold our interest in Systeam in February 2000. If we are unable to acquire other businesses that are complementary to our own and expand our range of products and services, this may adversely affect our growth strategy and our ability to compete in the telecommunications industry.

We have recently entered the application services market and any difficulties we have in establishing our business in that area may adversely affect our operations.

     As part of our strategy, we have recently entered the application services market, in which we have only limited experience and which involves all of the risks commonly associated with the established of new lines of business. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of new lines of business. Any difficulties we encounter may divert our financial resources and the attention of our management and adversely affect our business and operations.


If  we  are  unable  to  successfully  introduce  our  products,   services  and
technologies into the telecommunications marketplace, our business and financial condition may be materially adversely affected.

     While our products are targeted primarily to smaller carriers of telephone and Internet communications who cannot afford larger switches and gateways, this is an emerging market and there has been no historical demand for our products. We are working to create a larger market for our products but if there is no demand for them, our sales and revenues may decrease, which could have a material adverse effect on our results of operations and financial condition. A variety of factors, many of which are beyond our control, could affect the demand for our products and technology. These factors include:


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


If our products become obsolete or incompatible with emerging technologies, we may be unable to sell our products which could have a material adverse effect on our revenue and results of operations.

     Our potential customers, including other telecommunications companies, may choose to buy other emerging products that use different technologies but serve the same purposes as our products. Our products may also be technologically incompatible with the systems of our potential customers. The telecommunications industry and its technology are evolving rapidly, and new products and services are constantly being introduced into the marketplace which may render our products' technology obsolete. Products which involve the use of the Internet for international voice and data communications are among the new products which compete with ours, including our Carrier IP Gateway. If we are unable to conform our operations, products and services to new technological developments and compete with other sellers of telecommunications products, our product sales could decrease or we may be unable to sell our products. Our inability to sell our products or a decrease in our sales could result in a decrease in revenues and results of operations.


The telecommunications industry is highly competitive and our inability to compete successfully could decrease the demand for our products and adversely affect our sales revenues.

     We sell our products, including our DSS Switch and our Carrier IP Gateway, in competition with several other sellers of similar telecommunications equipment. Some of our competitors include Nortel, Cisco Systems, Lucent Technologies, Newbridge Networks and Digital Switch Corporation. Many of our competitors have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than we do. In addition, it is possible that large telecommunications companies with significantly greater financial resources than ours, including AT&T Corporation, MCI Worldcom Communications and Sprint, could begin selling products similar to our DSS Switch and Carrier IP Gateway. Such potential competitors have the financial and other resources necessary to engage in prolonged price competition to gain market share, which could force us to lower our prices and reduce the profitability of sales. If we are unable to successfully compete in the marketplace, our sales and revenues could decrease and this could have a material adverse effect on our business, results of operations and financial condition.

     The international telecommunications industry is also intensely competitive and subject to rapid change. INET's competitors in the retail and wholesale international long distance market include:


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


     In addition, consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also affect us by reducing the number of potential customers for our products and services. If we are unable to sell our products and services to the remaining potential customers, this could further hamper our ability to attain a profitable level of sales.

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


We depend primarily on sales of one product for most of our revenue and our inability to achieve and maintain market acceptance could adversely impact our ability to compete in the telecommunications industry.

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

     Our ability to achieve market acceptance of our DSS Switch depends on our ability to maintain a low rate of undetected and unresolved errors in new versions of its complex software. In the past, we have discovered software errors in DSS switch installations, and although we test our equipment and software rigorously, we may find similar errors in the future in new versions of the DSS Switch and our Internet Protocol products. These errors could delay our installation of DSS Switches and decrease market acceptance of our products, which could have a material adverse effect on our ability to compete in the telecommunications industry and our overall business, results of operations and financial condition.


Our inability to develop and market new products could adversely affect our sales and revenue.

     In order to reduce the effect a decline in sales of our DSS Switch could have on our revenues, we must also cost-effectively develop and introduce new products on a timely basis, such as the Carrier IP Gateway. We cannot guarantee that we will be able to successfully develop, introduce and market new products, or that our new products and product enhancements will achieve market acceptance. We have experienced delays in completing and developing new products and features, and we cannot assure you that similar delays will not occur in the future. In addition, future technological advances in the telecommunications industry could decrease acceptance of our products. If we are unable to develop new products and successfully market them, we may not be able to attain profitability if sales of our DSS switch decline and this could have a material adverse effect on our business, results of operations and financial condition.


We depend on relationships with a limited number of suppliers and any difficulty in obtaining products or components from them could materially and adversely affect our relationships with our customers.

     Our business could be adversely affected if we do not maintain our existing relationships with key suppliers of the necessary components of our products. Certain components used in our products are available from only a limited number of suppliers and failure by a supplier to deliver quality products on a timely basis, could have a material adverse effect on our ability to sell our own products. In addition, due to market demand certain suppliers, from time to time, allocate supplies among customers. We compete with many larger telecommunications companies that may have a higher priority in receiving components from this limited supply. If we are unable to obtain components for our products and are unable to provide them to our customers on time or at all, our relationships with them may be adversely affected and demand for our products could decline, causing a material adverse effect on our sales and revenues. To protect ourselves against such occurrences we have established relationships with alternative suppliers.


If the protection of our intellectual property rights is inadequate or if third parties subject us to claims of infringement, our ability to manufacture, market and sell our products may be adversely affected.

     We rely on a combination of trade secrets, confidentiality and non-compete agreements to protect our products and their specific features. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our products or to obtain and use information that we regard as proprietary. Competitors may also independently develop technologies that are substantially equivalent or superior to ours. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we market our products and services. Our failure to protect our intellectual property rights and proprietary information could enable others to build products comparable or superior to ours which they could sell to our potential and existing customers. If this occurs, our customer base could be reduced and our sales and revenues could be adversely affected.

     We cannot assure you that the steps taken by us will prevent misappropriation of our technology or that the agreements entered into for that purpose will be enforceable. Litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement. Litigation for these purposes could be costly and could divert the attention of our management from day-to-day operations, which could have a material adverse effect on our business, results of operations and financial condition. A negative outcome in intellectual property litigation could cost us our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties (which they may not be willing to grant) or prevent us from manufacturing or selling our products, all of which could have a material adverse affect on our ability to compete in the telecommunications industry and our overall business, results of operations and financial condition. We are currently involved in litigation to defend a claim that our use of the name "Coyote" infringes on the rights of the plaintiff. We cannot assure you that we will prevail in this litigation.


We have historically made equipment sales to a limited number of customers and the loss of one or more major customers could materially and adversely affect our sales revenues.

     We made shipments of our products to 16 customers in fiscal year 1999, seven of which accounted for approximately 93% of our total equipment revenues. Customers accounting for 10% or more of total equipment revenues were Crescent Communications, Inc. (30%), Dakota Carrier Services (19%), Wireless USA, Inc. (17%) and DTA/I:COMM Networks (11%). In fiscal year 1998, we made shipments to 12 customers. One customer, INET Interactive Network System, Inc., accounted for approximately 40% of our total revenues and Apollo Telecom, Inc. accounted for 20% of total revenues. In fiscal year 1997, 94% of our revenues came from sales to Concentric Network. We expect that our dependence on sales to a limited number of customers will continue, and the loss of one or more of our major customers could substantially decrease our sales revenues and adversely affect our results of operations and financial condition.


Our inability to effectively manage our growth and retain skilled personnel could delay our development of new products and the enhancement of existing products.

     We have experienced growth in the number of our employees and the scope of our operations. To manage potential future growth of our operations, we must improve our operational, financial and management information systems. We will also be required to expand, train, motivate and manage our employee base on a timely basis. We face intense competition in the market for qualified technical, sales, marketing, network operations and management personnel and our success will depend on our ability to attract and retain them. We have in the past experienced delays in filling sales and engineering positions. We may not be able to achieve or manage growth, and our inability to do so could delay our development of new products and our enhancement of existing products, which could negatively impact our ability to compete in the telecommunications industry or otherwise have a material adverse effect on our business, results of operations and financial condition.

The loss of the services of our key personnel could have a material adverse effect on our growth, business and financial condition.

     In January 2000, James R. McCullough succeeded James J. Fiedler as Chief Executive Officer. Our future success depends, in part, on the continued services of our senior management, particularly James R. McCullough, our Chief Executive Officer. We have entered into an employment agreement with Mr. McCullough, which terminates on January 14, 2003. The loss of the services of Mr. McCullough could adversely affect the expansion of our operations into the applications services market, which could have a material adverse effect on our growth, business and financial condition.


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


     If we encounter such difficulties in our international operations, management's attention from other day-to-day operations could be diverted and this could affect our results of operations. Managing operations in multiple countries could also strain our ability to manage our overall growth and our inability to do so could delay our development of new products and our enhancement of existing products which could negatively impact our ability to compete in the telecommunications industry or otherwise affect our business, results of operations and financial condition.


We depend on third parties to finance our equipment customers and our inability to arrange such financing in the future may materially and adversely affect our business.

     Many of our customers are entrepreneurial telecommunications companies with limited financial resources. They are often unable to pay for our equipment and services without obtaining additional financing. Although we have arranged financing for some of our customers in the past, through third parties, we cannot assure you that we will be able to arrange similar financing in the future. To arrange lease financing for our customers through third parties, we have on occasion issued warrants to purchase our common stock and made other financial considerations to the third party leasing companies, and we may need to provide such inducements in the future. If our customers are unable to obtain financing, they may decrease their purchases of our equipment and services, which could decrease our sales revenues or otherwise adversely affect our business, results of operations and financial condition.

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

     As of February 25, 2000, we had outstanding warrants and options to issue up to 8,459,804 shares of common stock, of which up to 911,500 are subject to shareholder approval and convertible securities convertible into up to 3,564,562 shares of common stock. If the common stock underlying such options, warrants, convertible securities and commitments were issued, it could dilute the book value per share, earnings per share and voting power of our outstanding capital stock.


Existing stockholders may be able to exercise significant control over us.

     As of February 25, 2000, our officers and directors, as a group, beneficially owned 11.5% of our outstanding common stock. In addition, according to filed Schedules 13D and 13G, as of the dates of such filings, Alan J. Andreini beneficially owned 8.7% and the Kiskiminetas Springs School owned 5.8% of our common stock. Additionally, Richard L. Haydon beneficially owned 9.0% of our common stock, JNC Opportunity Fund beneficially owned 4.999% of our common stock and Ardent Research Partners beneficially owned 3.9% of our common stock. Such stockholders may have significant influence on us, including influence over the outcome of any matter submitted to a vote of the stockholders, including the election of directors and the approval of significant corporate transactions.

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

     We have completed a comprehensive assessment of our principal products operating systems and our internal systems to identify those that may be affected by the Year 2000 issue. Based on our testing, we believe that our customer products and our internal computer systems are Year 2000 compliant. However, if we are not Year 2000 compliant, it could impair our ability to process and deliver customer orders, manufacture compliant equipment and perform other critical business functions, which could have a material adverse effect on our business, results of operations and financial condition. We could also be subjected to claims against us for the non-compliance of our products. The costs of defending and settling such claims could have a material adverse affect on our financial condition. Since January 1, 2000, we have not experienced any adverse effects related to the Year 2000 issue.

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


Interest Rate Sensitivity Model
--------------------------------

The table below presents the principal (or notional) amounts and related interest of our borrowings by expected maturity dates. The table presents the borrowings that are sensitive to changes in interest rates and the effect on interest expense of future hypothetical changes in such rates.

                                               Year Ending March 31
                                           (U.S. Dollars - Thousands)
                                      ------------------------------------
                                       1999      2000       2001     2002
                                       ----      ----       ----     ----
       Notes payables                 $8,180    $6,000    $3,000     $---
       Interest expense (A)              675       495       248      ---
       Interest expense (B)             ---        555       278      ---
       Interest expense (C)             ---        435       218      ---

       Line of credit borrowings       1,133     1,000       500      500
       Interest expense (A)              133       118        59       59
       Interest expense (B)             ---        128        64       64
       Interest expense (C)             ---        108        54       54

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

--------------------------------------------------------------------------------
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES


Report of Arthur Andersen LLP, Independent Public Accountants............    42

Report of PricewaterhouseCoopers LLP, Independent Accountants............    43

Consolidated Balance Sheets..............................................    44

Consolidated Statements of Operations....................................    45

Consolidated Statements of Changes in Shareholders' Equity...............    46

Consolidated Statements of Cash Flows....................................    47

Notes to Consolidated Financial Statements...............................    48

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



PRICEWATERHOUSECOOPERS LLP
Milwaukee, Wisconsin
September 22, 1997, except as to the last paragraph of Note 8, which is as of November 4, 1998

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                     Assets                             March 31, 1999      March 31, 1998
                                                                        --------------      --------------
Current assets:
     Cash and cash equivalents                                           $   1,225             $  3,746
     Marketable securities                                                     ---                   16
     Receivables, net of allowance of $402 and $480 at                      12,292                  715
         March 31, 1999 and 1998, respectively

     Inventories                                                             2,130                2,122
     Notes receivable - current                                              2,367                2,796
     Other current assets                                                    4,323                1,409
                                                                         ---------             --------
                  Total current assets                                      22,337               10,804


Property and equipment, net                                                  8,192                2,391
Capitalized software development                                             1,604                ---
Intangible assets, net                                                       5,620                3,542
Net assets of discontinued operations                                          234                  909
Notes receivable - non-current                                                 871                1,170
Investments                                                                  1,550                  750
Other assets                                                                   620                  609
                                                                         ---------             --------

                                                                         $  41,028             $ 20,175
                                                                         =========             ========

                      Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                     $   1,133             $  ---
     Accounts payable                                                        8,161                1,920
     Deferred revenue and customer deposits                                  7,811                1,900

     Accrued professional fees and litigation costs                            676                  805
     Other accrued liabilities                                               3,900                1,530
     Current portion of long-term debt and capital lease obligations         1,315                  141
                                                                          --------             --------
                  Total current liabilities                                 22,996                6,296

Notes payable                                                                8,183                ---
Long-term debt                                                               1,534                5,349
Capital lease obligations                                                    1,830                ---
Other liabilities                                                              428                  470
Commitments and contingencies (Note 7)
Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares,

         700 issued, liquidation preference of $10,000 per share             7,255                ---
     Common stock - $1 par value:   authorized 30,000,000 shares,
         issued 11,167,456 and 9,151,920 shares                             11,167                9,152
     Additional paid-in capital                                            109,394              102,360
     Accumulated deficit                                                  (116,002)             (97,695)
     Treasury stock at cost                                                 (5,757)              (5,757)
                                                                         ---------             ---------

                  Total Shareholders' equity                                 6,057                8,060
                                                                         ---------             --------

                                                                         $  41,028             $ 20,175
                                                                         =========             ========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                                              Fiscal Year Ended
                                                                               -----------------------------------------------
                                                                                March 31,           March 31,        March 31,
                                                                                  1999                1998             1997
                                                                               -----------         ------------      -------

  Net sales        -  product                                                  $  36,562           $   5,387            7,154
                   -  services                                                     6,756               ---              ---
                                                                               ---------           ---------          -------
                   Total                                                          43,318               5,387            7,154
                                                                               ---------           ---------          -------
  Cost of sales    -  product                                                     22,870               3,363            3,132
                   -  services                                                     5,878               ---              ---
                                                                               ---------           ---------          -------
                   Total                                                          28,748               3,363            3,132
                                                                               ---------           ---------          -------
  Gross profit     -  product                                                     13,692               2,024            4,022
                   -  services                                                       878               ---              ---
                                                                               ---------           ---------          -------
                   Total                                                          14,570               2,024            4,022
                                                                               ---------           ---------          -------

  Selling and administrative expenses                                             17,404              15,414           12,112
  Engineering, research and development                                            9,546               5,022            4,060
  A & B unit conversion expense                                                    ---                 5,522            ---
                                                                               ---------           ---------          -------
           Total operating expenses                                               26,950              25,958           16,172
                                                                               ---------           ---------          -------
  Operating loss                                                                 (12,380)            (23,934)         (12,150)

  Interest expense                                                                (1,893)             (2,334)             (52)
  Non-operating income (expense)                                                     430                 113           (1,337)
  Securities litigation warrant expense                                            ---                (8,000)            ---
  Minority interest                                                                ---                 ---                368
  Income tax credit                                                                ---                 ---                836
                                                                               ---------           ---------          -------

  Loss from continuing operations                                                (13,843)            (34,155)         (12,335)

  Loss from discontinued operations                                                 (900)              ---               (625)
  Estimated loss on disposal of discontinued operations                            ---                 ---             (7,550)
                                                                               ---------           ---------          --------

  Loss before extraordinary items                                                (14,743)            (34,155)         (20,510)
  Extraordinary items                                                              ---                 ---               (508)
                                                                               ---------           ---------          --------
  Net loss                                                                     $ (14,743)           $(34,155)        $(21,018)
                                                                               ==========           =========         ========
  Loss per common share (basic & diluted):
       Continuing operations                                                   $   (1.41)          $   (4.60)        $  (2.23)
       Discontinued operations                                                     (0.09)              ---              (1.48)
       Extraordinary items                                                         ---                 ---               (.09)
                                                                               -----------         ---------          --------
       Net loss per common share (basic & diluted)                             $   (1.50)          $   (4.60)        $  (3.80)
                                                                               ==========          ==========         ========

  Weighted average number of common shares outstanding (basic & diluted)           9,814               7,423             5,535
                                                                               =========            ========          ========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                             (Dollars in Thousands)

                                                      COMMON STOCK
                                                     ---------------                        Unrealized   TREASURY STOCK      Total
                                           Preferred  Number           Additional    Accum-   Loss on   ------------------   Share-
                                            Stock      of        Par     Paid in     ulated  Marketable Number of           holders'
                                            Amount    Shares    Value    Capital    Deficit  Securities  Shares     Cost     Equity
                                           -------  ---------   ------   -------    -------- ---------- --------  --------  --------
Balance at March 30, 1996                  $ ---    5,526,282   $5,526   $ 59,456   $(34,776)  $(876)   877,692  $(4,644)  $ 24,686

  Net loss                                   ---       ---        ---       ---      (21,018)   ---       ---       ---     (21,018)
  5% stock dividend                          ---      250,893      251      7,474     (7,746)   ---       ---       ---         (21)
  Realized loss on securities                ---       ---        ---       ---        ---       876      ---       ---         876
  Acquisition of SCC minority interest, net ---        ---        ---         385      ---      ---      35,000   (2,203)    (1,818)
  Issuance of common stock                   ---      230,000      230     12,630      ---      ---    (200,000)   1,058     13,918
  Other                                      ---       ---        ---         179      ---      ---      (4,000)      32        211
                                           ------  ----------  -------   --------    -------   -----   --------  ------    --------
Balance at March 31, 1997                    ---    6,007,175    6,007     80,124    (63,540)   ---     708,692   (5,757)    16,834

  Net loss                                   ---       ---        ---       ---      (34,155)   ---       ---       ---     (34,155)
  Exercise of stock options                  ---      442,956      443      1,812      ---      ---       ---       ---       2,255
  Amendment of A & B units
     convertible to common stock             ---       ---        ---       5,522      ---      ---       ---       ---       5,522
  Issuance of common stock, net              ---    1,880,750    1,881      1,481      ---      ---       ---       ---       3,362
  Common stock issued on debt conversion     ---      821,039      821      2,734      ---      ---       ---       ---       3,555
  Non-cash expense                           ---       ---        ---      10,687      ---      ---       ---       ---      10,687
                                           ------  ----------  -------   --------    -------   -----    -------    ------   --------
Balance at March 31, 1998                    ---    9,151,920    9,152    102,360    (97,695)   ---     708,692   (5,757)     8,060

  Net loss                                   ---       ---        ---       ---      (14,743)   ---       ---       ---     (14,743)
  5% stock dividend                          ---      497,623      497      2,859     (3,359)   ---       ---       ---          (3)
  Exercise of stock options                  ---      105,713      106        352      ---      ---       ---       ---         458
  B Unit conversions                         ---       73,500       73        (73)     ---      ---       ---       ---         ---
  Common stock issued on debt conversion     ---    1,068,750    1,069      2,337      ---      ---       ---       ---       3,406
  Issuance of common stock, net              ---      269,950      270      1,716      ---      ---       ---       ---       1,986
  Issuance of 700 preference shares, net    7,000      ---        ---        (655)     ---      ---       ---       ---       6,345
  Preferred share dividend                   ---       ---        ---       ---         (205)   ---       ---       ---        (205)
  Non-cash warrant expense                   ---       ---        ---         753      ---      ---       ---       ---         753
                                           ------  ----------  -------   --------   --------   -----    -------    ------   --------
Balance at March 31, 1999                  $7,000  11,167,456  $11,167   $109,649  $(116,002)  $ ---    708,692  $(5,757)  $  6,057
                                           ======  ==========  =======   ========  ==========  =====    =======  ========  ========

                 See notes to consolidated financial statements

                  COYOTE NETWORK SYSTEMS, INC AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                             Fiscal Year Ended
                                                                                -----------------------------------------
                                                                                 March 31,       March 31,      March 31,
  Operating activities:                                                            1999            1998           1997
                                                                                ----------       ---------      ---------
  Loss before extraordinary items                                                $(14,743)       $(34,155)      $(20,510)
  Adjustments to reconcile loss to net cash used In operating activities:
       Depreciation and amortization                                                1,880             787            478
       Loss (gain) on sales of marketable securities                                 (877)            155            736
       Gain on sale of land                                                           (20)
       Write-down of CNC preferred stock                                             ---            ---            1,060
       Minority interest                                                             ---            ---             (368)
       Expense related to amendments to A & B Units                                  ---            5,522           ---
       Provision for loss on discontinued operations                                  900           ---            7,550
       Net change in discontinued operations                                         (225)            145         (3,862)
       Changes in current assets and liabilities                                    6,207           8,489         (3,164)
       Other - non-cash financing and warrant expense                                 753          10,582            221
                                                                                 --------        --------       --------
  Net cash used in operating activities                                            (6,125)         (8,475)       (17,859)
                                                                                 ---------       --------       --------
  Investing activities:
       Purchases of property and equipment                                         (3,217)         (1,021)         (1,914)
       Increase in other assets                                                    (1,604)          ---             ---
       Purchases of marketable securities                                            ---             (736)          ---
       Proceeds from sale of marketable securities                                    893           1,777           1,353
       Change in notes receivable                                                   1,050          (2,466)         (5,000)
       Proceeds from sale of CNC preferred stock                                      ---           ---             2,500
       Proceeds from sale of land                                                      67           ---             ---
       Cash payment on acquisition                                                 (1,333)          ---             ---
       Increase in investments in affiliate                                          (400)          ---             ---
       Net proceeds from the sale of APC and C&L assets                              ---            2,861             640
       Net change in discontinued operations                                         ---             (401)           (985)
       Other items                                                                   ---            ---               283
                                                                                 --------        --------        --------
  Net cash (used) provided by investing activities                                 (4,544)             14          (3,123)
                                                                                 ---------       --------        ---------
  Financing activities:
       Increase in borrowings on line of credit                                     1,133           ---             ---
       Increase in notes payable                                                      262           ---             ---
       Repayments of long-term debt                                                  (142)           (141)          (141)
       Convertible preferred stock issued, net of expenses                          6,345           ---             ---
       Common stock issued                                                            758           5,366         13,918
       Convertible debt issued                                                       ---            6,474           ---
       Net change in discontinued operations                                         ---              275          3,314
       Other items                                                                   (208)            152           (508)
                                                                                 ---------       --------       ---------
  Net cash provided by financing activities                                         8,148          12,126         16,583
                                                                                 --------        --------       --------
  Increase (decrease) in cash and cash equivalents                                 (2,521)          3,665         (4,399)

  Cash and cash equivalents:
       At beginning of year                                                         3,746              81          4,480
                                                                                 --------        --------       --------
       At end of year                                                            $  1,225        $  3,746       $     81
                                                                                 ========        ========       ========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

--------------------------------------------------------------------------------
NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------
The consolidated group (hereafter referred to as the "Company") included the following companies during the past three years:

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


Business Risk
----------------------------
As discussed in Note 2 below, the Company has substantially completed a major restructuring that resulted in the disposition of several operations. The Company's primary operations are now the production and sale of telecommunication switches and Internet Protocol based gateways to telecommunication service providers. The telecommunications equipment market, in general, is characterized by rapidly changing technology, evolving standards, changes in end-user requirements and frequent new product introductions and enhancements. In addition, the purchasers of the Company's switches are primarily early stage entrepreneurial companies with limited operating histories and financial resources. Thus, the Company's sales and profit recognition are heavily dependent on the availability of third party financing for its customers. The Company is also engaged, through AGT and INET (see Note 4), in the wholesaling and retailing of international long distance service.

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


Financial Instruments
----------------------------
The carrying values of cash and cash equivalents, marketable securities, receivables, accounts payable and borrowings at March 31, 1999, and March 31, 1998, approximate fair value.


Marketable Securities
----------------------------
The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in non-operating income (expense). Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value (based on published market values), with the unrealized gains and losses reported in a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in non-operating income (expense). Realized gains and losses, interest income and dividends are included in non-operating income (expense). For purposes of determining the gain or loss on a sale, the cost of securities sold is determined using the average cost of all shares of each such security held at the dates of sale.

Gains on sales of available-for-sale securities totaled $877,000, $242,000 and $0 in fiscal 1999, 1998 and 1997, respectively; and losses totaled $0, $397,000 and $736,000 in fiscal 1999, 1998 and 1997, respectively.


Non-Marketable Securities
----------------------------
Non-marketable securities are accounted for on a lower of cost or market basis. A write-down to market is recognized on the determination that a permanent impairment of value has occurred.


Inventories
----------------------------
Inventories are stated at the lower of cost or market with cost determined using the first-in, first-out method. Inventories consist of the following (in thousands):

                                                March 31, 1999    March 31, 1998
                                                --------------    --------------
   Raw materials and work-in-progress               $2,645           $2,376
   Finished goods                                      253              152
   Consigned and with customers                      1,074              994
   Allowance for excess and obsolete inventory      (1,842)          (1,400)
                                                    -------          -------
                                                    $2,130           $2,122
                                                    ======           ======


Property and Equipment
----------------------------
Property and equipment are stated at cost. Provisions for depreciation are computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets which range from three to eighteen years. Depreciation for income tax purposes is computed on accelerated cost recovery methods. Expenditures which substantially increase value or extend asset lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

Property and equipment consist of the following (in thousands):

                                          March 31, 1999       March 31, 1998
                                          --------------       --------------
      Land                                   $     0              $     50
      Fixtures and equipment                  10,249                 3,151
                                             -------              --------
                                              10,249                 3,201
      Less accumulated depreciation           (2,057)                 (810)
                                             -------              --------
                                             $ 8,192              $  2,391
                                             =======              ========


Intangible Assets
----------------------------
Intangible assets, net of amortization, consist of the following (in thousands):

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

Revenue Recognition
----------------------------

End User Sales

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


Sales Involving Third Party Leasing Companies
Beginning in fiscal 1998, third party leasing companies were involved in a significant number of the Company's transactions. For these transactions where the customer is in the process of obtaining third party financing, the entire profit has been deferred and will be recognized using the cost recovery method or until a credit-worthy third party (usually a leasing company) assumes the obligation. In transactions involving third party leasing companies, the leasing company will withhold a portion of the sales price, as a deposit, the collection of which is contingent on the lessee completing their payment obligations. At March 31, 1999, included in deferred revenue was approximately $2.2 million related to the amounts due from leasing companies whose receipt was contingent on performance under the lease by the equipment end user (lessee).

Long Distance and Other Services
Revenue related to long-distance services is recognized at the time of usage. Revenue related to other customer services such as installation, maintenance and training is recognized as and when these services are performed.


Credit and Other Concentrations
-------------------------------
For the year ended March 31, 1999, third party lessors were involved in approximately 82% of net sales. For the year ended March 31, 1998, a third party lessor was involved in approximately 40% of net sales and sales to Apollo Inc. accounted for approximately 19% of net sales (see Note 4). For the year ended March 31, 1997, Concentric Network Corporation accounted for approximately 94% of net sales. At March 31, 1999 and 1998, two third-party lessors accounted for 77% and 41% of gross receivables, respectively. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral other than, in certain instances, a perfected security interest in the related equipment. In addition, approximately 11% of inventory purchased during fiscal 1998 was supplied by Sattel Technologies, Inc.


Product Warranty
----------------------------
Estimated product warranty costs are charged to operations at the time of shipment. Warranty costs to date have been insignificant.

Research and Development Costs
------------------------------
Engineering, research and development costs include all engineering charges related to new products and product improvements, and are charged to operations when incurred. Software development costs are capitalized once technological feasibility is established.


Income Taxes
----------------------------
The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes".


Loss Per Common Share
----------------------------
The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share. Because of the net losses in fiscal 1997, 1998 and 1999, the effect of options and warrants are not included in the calculations of loss per common share. Loss per share amounts for the years ended March 31, 1997 and 1998 have been restated to reflect the effect of the Company's 5% stock dividend on November 4, 1998.


Use of Estimates
----------------------------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


Statement of Cash Flows
----------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

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

The components of net assets and liabilities of discontinued operations consist only of the meat and seafood segment and are as follows (in thousands):

                                                            1999       1998
                                                            ----       ----
    Other current assets                                 $  ---       $    7
    Property and equipment, net                            2,572       2,572
    Long term debt                                          (688)       (740)
                                                         --------     -------
    Net non-current assets of discontinued operations    $ 1,884      $1,839
           Reserve for loss on disposal                   (1,650)       (930)
                                                         --------     -------
           Net assets of discontinued operations         $   234      $  909
                                                         =======      ======

The 1997 estimated loss on disposal of discontinued operations consists of the following (in thousands):

 Estimated operating losses for the disposal period
      and loss on disposal of C&L and Valley                           $2,054
 Operating losses for the disposal period and
      loss on the disposal of APC                                       2,550
 Investment  banking  fees,  including  the fair value of
      a warrant to purchase common stock                                1,100
 Professional fees incurred in connection with the spin-off               854
 Severance payments to Messrs. Fisher, Runge and Lilly (see Note 12)      508
 Charge due to acceleration of deferred compensation payments
      to Messrs. Fisher and Runge (see Note 12)                           137
 Other                                                                    347
                                                                       -------
                                                                       $7,550

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

Operating results, net of minority interest, relating to the discontinued operations for fiscal year 1997 through the measurement date of November 20, 1996 are as follows (in thousands):

                                      Fiscal Year Ending March 31, 1997
                               -----------------------------------------------
                                           Telecomm-        Wire
                               Meat and    unications   Installation
                               Seafood     Equipment     and Service    Total
                               --------    ----------   ------------  --------
Net sales                      $188,853     $19,750       $11,540     $220,143
Earnings (loss) from           ========     =======       =======     ========
 discontinued operations       $   (584)    $   (51)      $    10     $   (625)
                               ========     =======       =======     ========


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

                         Name                   Class B Units
                         ----                   -------------
                   James J. Fiedler                   350
                   Daniel W. Latham                   212
                   David Held                         250
                   Bruce Thomas                       250
                   Others                             307



--------------------------------------------------------------------------------
NOTE 4   ACQUISITIONS
--------------------------------------------------------------------------------

NUKO
----------------------------
In December 1997, the Company entered into a letter of intent regarding a merger with NUKO Information Systems, Inc. ("NUKO"). NUKO is a manufacturer of compression and transmission technology for a variety of video applications. The Company subsequently was unable to reach agreement with NUKO on the transaction and withdrew its offer in March 1998. During negotiations, and in accordance with the terms of the letter of intent, the Company advanced funds to support NUKO's ongoing activity. Including the interest, the total funding advanced to NUKO and now owed to the Company of $1.9 million is secured by a pledge to the Company of shares of stock owned by NUKO in iCompression, Inc. (fka, Internext Compression, Inc.). In April 1998, NUKO filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In May 1999, the Company received an offer to purchase the collateral for a total price of $1.9 million. The Company has accepted this offer subject to NUKO's right of first offer to purchase the shares. This amount is included in notes receivable - current in the accompanying balance sheet.


Systeam
----------------------------
In fiscal 1998, the Company invested $750,000 in Systeam, S.p.A. Based in Rome, Italy, Systeam develops voice, data, video and Internet solutions. This investment represents an approximately 9% equity ownership of Systeam. In February 1999, the Company announced that it signed a definitive agreement to acquire controlling interest in Systeam by increasing its equity position to 60% from 9%, for approximately $5.0 million in cash, including $1.5 million for working capital and 880,000 unregistered shares of Company common stock. As part of the Systeam acquisition, the Company also will acquire an indirect controlling interest in Smartech, an information technology-consulting firm that provides software solutions for telecom, financial service and utility companies. Smartech is 51% owned by Systeam. In March 1999, the Company advanced to Systeam an additional $550,000 toward the option to achieve the planned 60% equity position. This amount is included in other assets in the accompanying balance sheet. The investment in Systeam is accounted for using the cost method.

Coyote Gateway
----------------------------
On April 16, 1998, the Company established Coyote Gateway, LLC, a Colorado limited liability company ("CGL"). The Company owns 80% of CGL and American Gateway Telecommunications, Inc., a Texas corporation ("AGT"), and other minority investors own 20%. In consideration of its 20% ownership interest, AGT contributed assets to CGL, consisting of customer contracts for the transmission of international telephone minutes and vendor and carrier contracts to service those contracts.


INET
----------------------------
On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc. ("INET") through the merger of INET into a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company made total cash payments of $1.0 million and issued a total of 198,300 shares of the Company's common stock as consideration for the outstanding shares of INET capital stock, the cancellation of certain warrants to purchase shares of INET common stock, the transfer of certain lines of credit and certain contractual releases. The Company also agreed to forgive and extinguish all loans and advances in the amount of $433,000 which had been made to INET prior to the merger, of which $333,000 was advanced in fiscal 1999. As further consideration, the Company will issue earnout shares of the Company's common stock to the former INET shareholders in five installments based upon certain earning targets for the period from October 1, 1998 to March 31, 2001. As of March 31, 1999, the maximum amount payable under the earnout agreement is $1.25 million payable in Company common stock to be valued at certain average trading prices at the time any earnout is payable. Since the earnings targets have not yet been achieved and management considers the likelihood to be remote, no earnout stock has been provided as of March 31, 1999. In connection with the acquisition of INET, the Company recorded goodwill of $2.6 million. (See Note 1 - Intangible Assets).


Crescent
----------------------------
In September 1998, the Company acquired a 19.9% equity position in Crescent Communications, Inc. ("Crescent"). Crescent is an early stage entity formed to provide primarily wholesale telecommunication services to select international markets. The Company acquired this minority interest for the sum of $1.3 million represented by a cash payment of $0.4 to Crescent and $0.9 in the form of a discount granted on switching equipment sold to Crescent (through a third-party lessor) in September 1998, this investment is accounted for using the cost method. As of March 31, 1999, Crescent was not yet running telecommunications traffic through its switching equipment and the Company recorded a $0.5 realization reserve on this investment.


Apollo
----------------------------
In February 1999, the Company entered into an agreement, subject to certain conditions, to acquire Apollo Telecom, Inc. ("Apollo"). Apollo subsequently was unable to meet the stipulated conditions and the Company withdrew its offer in April 1999. During the negotiations and in connection with the proposed acquisition, the Company advanced funds to Apollo in part secured by a Class II Telecommunications License to originate and terminate traffic in Tokyo, Japan. The total funding advanced to Apollo as at March 31, 1999 was $1.1 million. In

April 1999, subsequent to the withdrawal of the Company's acquisition offer, Apollo filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company subsequently obtained the Japanese license which has an estimated market value of $220,000. The Company recorded an expense charge of $0.9 million to fully provide for the loss in the fourth quarter of fiscal 1999.


Provisions were made for expenses of $2.2 million in fiscal 1998 for losses in connection with failed acquisitions, including funds advanced, costs of professional services, due diligence expenses, financial consulting fees and losses. The Company has provided for this amount, by recording a $1.8 million reserve against notes receivable and has accrued $400,000 in other accrued liabilities for other costs in the accompanying Balance Sheet. In fiscal 1999, the Company's similar expenses related to the Crescent investment ($0.5 million) and the Apollo ($0.9 million) investment were offset by recoveries on prior year provisions. These provisions and recoveries are included in selling and administrative expenses in the accompanying financial statements.


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


--------------------------------------------------------------------------------
NOTE 6   DEBT
--------------------------------------------------------------------------------

Debt consists of the following (in thousands):
                                                       March 31,   March 31,
                                                         1999        1998
                                                       ---------   ---------
    Subordinated debentures due January 2002            $ 1,675     $1,817
         and capitalized interest
    8% Convertible loan due December 2000                 ---        3,673
    Note payable bearing interest at 10% payable in
         monthly installments through February 2000         436       ---
    Capital lease obligations                             2,568       ---
                                                        -------     ------
                                                          4,679      5,490
    Less current portion                                 (1,315)      (141)
                                                        -------     ------
                                                        $ 3,364     $5,349
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

Approximate annual amounts payable by the Company on debt and capital leases are as follows (in thousands):

                                                         Capital
                                              Debt       Leases       Total
                                             ------      -------     -------
      2000                                   $  577      $  857      $ 1,434
      2001                                      141         696          837
      2002                                    1,393         684        2,077
      2003                                     ---          668          668
      2004                                     ---          150          150
                                             ------      ------      -------
                                              2,111       3,055        5,166
      Less amount representing interest        ---         (487)        (487)
                                             ------      ------      -------
                                              2,111       2,568        4,679
      Less current portion                     (577)       (738)      (1,315)
                                             ------      ------      -------
                                             $1,534      $1,830      $ 3,364
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


Nasdaq and Securities Exchange Commission
-----------------------------------------
On December 9, 1998, TheStreet.com, an Internet publication, published articles questioning the Company's reported equipment sale through Comdisco, Inc. to Crescent Communications (see Notes 4 and 12). The articles implied that Crescent Communications, Inc. did not exist, leading to the conclusion that the sale was not valid. The article also discussed a Form S-3 Registration Statement, indicating that numerous insiders were "poised to sell huge chunks" of their holdings. Immediately following the publication of these articles, the trading volume in the Company's common stock reached approximately 2.2 million shares, a number significantly in excess of historical trading level, and the common stock price declined more than 50%. As a result of the articles and the significant trading in the Company's common stock, The Nasdaq National Market suspended trading in the Company's common stock on Thursday, December 10, 1998. After the Company issued two press releases responding to the articles and further clarifying the transaction with Crescent Communications, The Nasdaq National Market resumed trading in the stock on Friday, December 11, 1998.

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

--------------------------------------------------------------------------------
NOTE 8   SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Options and Warrants
-----------------------------
The Company has plans under which options to acquire up to 3,090,463 shares of the Company's common stock may be granted to directors, officers, key employees, consultants and non-employee directors of the Company and its subsidiaries. At March 31, 1999, options for 1,256,926 shares were available for grant under these plans. These plans are administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under each plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. The term of options granted shall not exceed 11 years from the date of grant of the option or from the date of any extension of the option term.

The following table summarizes the transactions for the option plans as well as for warrants issued for the last three fiscal years:

                                                     Option Price                        Warrant Price
                                      Options          Per Share          Warrants         Per Share
                                      -------        --------------       --------       -------------
Outstanding at March 30, 1996          971,158       $ 1.95 - 19.05          ---               ---
         5% stock dividend              53,119            ---                ---               ---
         Granted                       135,024        5.00 - 27.00           ---               ---
         Cancelled                    (320,941)          19.05               ---               ---
                                      ---------                           ----------

Outstanding at March 31, 1997          838,360       $ 1.95 - 27.00          ---               ---
         Revalued - cancelled          (81,838)       19.05 - 27.00          ---               ---
         Revalued - granted             81,838            3.00               ---               ---
         Granted                       284,250         3.00 -  7.72        2,329,198      $2.14 - 6.86
         Exercised                    (442,956)        1.95 -  5.55          ---               ---
         Cancelled                    (175,680)        5.53 - 27.00          ---               ---
                                      ---------                           ----------

Outstanding at March 31, 1998          503,974       $ 1.95 - 19.05        2,329,198       2.14 - 6.86
         5% stock dividend              62,238            ---                149,045           ---
         Granted                     1,054,994         3.42 - 16.00          651,667       2.86 - 8.33
         Exercised                    (105,713)        2.86 -  9.00           ---               ---
         Cancelled                    (205,625)        2.86 - 19.05           ---               ---
                                    -----------                          -----------
Outstanding at March 31, 1999        1,309,868        $1.95 - 16.00        3,129,910      $2.14 - 6.86

Exercisable at March 31, 1999          305,997                             3,129,910

                                                      Weighted Average
Option Price      Outstanding   Weighted Average    Remaining Contractual    Exercisable        Weighted Average
  Per share         Options      Exercise Price          Life (Years)           Options          Exercise Price
------------      -----------   ----------------    ---------------------    -----------        ----------------
    $1.86             25,526        $1.86                  2.76                 25,526               $1.86
 2.86 - 3.93         637,268         3.49                  5.07                206,091                3.06
 3.99 - 6.01         268,790         5.00                  4.27                 60,551                4.63
 6.13 - 7.38         291,182         6.66                  4.43                 13,829                6.18
7.56 - 16.00          87,102         8.71                  4.60                   ---                  ---
                   ---------                                                   -------
                   1,309,868        $4.82                  4.69                305,997               $3.41
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

In May 1999, in connection with a private placement, a partial redemption of the 5% Series A Convertible Preferred Stock was consummated and the terms for future conversion of the remaining balance into Company common stock were revised. (See
Note 16 Subsequent Events).


Common Stock and Convertible Notes
----------------------------------
In July 1997, the Company issued 1,880,750 shares of its common stock at $2.00 per share in a private placement. The Company received $3,362,000 from the private placement, net of fees of $400,000. In addition, warrants to purchase 1,880,750 shares of the Company's common stock at $3.00 per share were issued. The warrants are exercisable immediately and expire five years from issuance. Mr. Fiedler, the Company's Chairman and Chief Executive Officer, participated in the private placement and purchased 175,000 shares of common stock and received warrants to purchase 175,000 shares of the Company's common stock. In addition, Mr. Stephen W. Portner, a director, and his daughter collectively participated in the private placement and purchased 11,250 shares of common stock and received warrants to purchase 11,250 shares of the Company's common stock. The common stock and common stock warrants issued in the private placement are subject to registration rights.

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

                    15 Day Average                     Applicable
               Closing Transaction Price                Discount
               -------------------------               ----------
         Below                  $3.00                       0%
         Between                $3.00 - $3.75              10%
                                $3.75 - $4.25              15%
                                $4.25 - $4.85              20%
                                $4.85 - $6.00              25%
         Amounts in excess of   $6.00                      20%

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

--------------------------------------------------------------------------------
NOTE 10  NON-OPERATING INCOME (EXPENSE) AND UNUSUAL ITEMS
--------------------------------------------------------------------------------

Non-operating income (expense) consists of the following for the last three fiscal years (in thousands):

                                                            1999      1998      1997
                                                            ----      ----      ----
  Write-down of CNC preferred stock                        $ ---     $ ---    $(1,060)

  Net gains (losses) on sales of marketable securities       877      (155)      (736)
  Interest income                                            278       141        427
  Warrant expense                                           (655)     ---        ---
  Other                                                      (70)      127         32
                                                           ------    -----    -------
                                                           $ 430     $ 113    $(1,337)
                                                           =====     =====    ========

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

                                                    1999             1998
                                                    ----             ----
     Purchases from C&L                           $9,498,000       $      0
     Sales to C&L                                 $        0       $304,000
     Redemption of Preferred Stock by C&L         $1,500,000       $      0

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

                                                   Fiscal Year Ended
                                         ---------------------------------------
                                         March 31,      March 31,      March 31,
                                            1999          1998           1997
                                         ---------      ---------      --------
 Net Sales:
          Switching equipment            $ 36,562       $   5,387      $  7,154
          Long distance services            6,756            ---           ---
                                          -------        --------       ------
                                         $ 43,318       $   5,387      $  7,154
                                         ========       =========      ========
 Operating Loss:

          Switching equipment            $ (3,868)      $( 13,467)     $ (8,740)
          Long distance services           (5,950)           ---           ---
          Corporate                        (2,562)        (10,467)       (3,410)
                                          --------       --------       --------
                                         $(12,380)      $( 23,934)     $(12,150)
                                          ========      =========      =========

 Depreciation and amortization:
          Switching equipment            $  1,134       $     787      $    467
          Long distance services              508            ---           ---
          Corporate                           238            ---             11
                                         --------        --------       -------
                                         $  1,880       $     787      $    478
                                         ========       =========      ========
 Capital expenditures:
          Switching equipment            $  2,085       $   1,021      $  1,902
          Long distance services            1,116            ---           ---
          Corporate                            16            ---             12
                                         --------       ---------       -------
                                         $  3,217       $   1,021      $  1,914
                                         ========       =========      ========
 Identifiable assets:
          Switching equipment            $ 18,214       $  11,528      $ 14,811
          Long distance services           12,902            ---           ---
          Discontinued operations             234             909         8,201
          Corporate                         9,678           9,538           232
                                         --------       ---------      --------
                                         $ 41,028       $  21,975      $ 23,244
                                         ========       =========      ========

--------------------------------------------------------------------------------
NOTE 14  STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplemental cash flow information relating to continuing operations for the last three fiscal years is as follows (in thousands):

                                                                 1999         1998          1997
                                                                 ----         ----          ----
Change in current assets and liabilities:
  Trade receivables                                           $(10,486)      $3,879        $(4,540)
  Inventories                                                       (8)         815         (1,850)
  Other current assets                                           6,071         (735)           294
  Accounts payable                                               2,472         (640)         2,076
  Other current liabilities                                      8,158        5,170            856
                                                              --------       ------        -------
                                                              $  6,207       $8,489        $(3,164)
                                                              ========       ======        ========
Non-cash transactions:
  Expense charge on conversion of A & B units                 $   ---        $5,522        $  ---
  Convertible debt expense associated with conversion
      to common stock below market price                          (382)       1,875           ---
  Acquisitions purchased with common stock                       1,686         ---           1,818
  Conversion of promissory note and accrued interest
      into CNC preferred stock                                    ---          ---           5,072
  Conversion of debt to common stock                             3,789         ---            ---
  Securities litigation warrant expense                           ---         8,000           ---
  Dividend paid in common stock                                  3,359         ---           7,725
  Sales discount granted for investment in affiliate              (900)        ---            ---
  Amounts paid directly by lender                               (7,921)        ---            ---


--------------------------------------------------------------------------------
NOTE 15  LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Fiscal 1999  -  Year Ended March 31, 1999
-----------------------------------------

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


Fiscal 1998  -  Year Ended March 31, 1998
-----------------------------------------

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

Fiscal 1997 - Year Ended March 31, 1997
---------------------------------------

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

     Upon further review by us it was determined that certain sales transactions at our Sattel Communications ("Sattel") operation were not consistent with the Sattel policy and procedure and the criteria required to support revenue recognition in accordance with generally accepted accounting principles. These errors resulted in revisions to previously reported unaudited financial information with respect to the second and third quarters of fiscal 1997. These revisions, which were included and reported in Note 16 Quarterly Results of Operations (Unaudited) of Form 10-K filed in respect of the fiscal year 1997, were as follows:

                                 -----------------------------------------------
                                       FISCAL YEAR ENDED MARCH 31, 1997
                                    (In Thousands, Except Per Share Amounts)
                                 -----------------------------------------------
                                                12 Weeks Ended
                                 -----------------------------------------------
                                 ---------------------    ----------------------
                                   October 12, 1996          January 4, 1997
                                 ---------------------    ----------------------
                                 Originally               Originally
                                  Reported    Revised      Reported    Revised
                                 ----------   -------     ----------   -------
     Net Sales                    $ 4,046     $ 3,666      $ 4,337     $ 2,552
     Gross profit (loss)            3,034       2,775        3,057       1,842
     Net loss                     $(4,598)    $(4,737)     $(4,001)    $(5,936)
     Net loss per common share    $  (.87)    $  (.90)     $  (.76)    $ (1.12)

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

--------------------------------------------------------------------------------
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------

Identification of Directors
---------------------------
The Board of Directors is divided into three classes of directors consisting of three classes of two members each or six members in the aggregate. The election of directors is staggered so that the term of only one class of directors expires each year. Generally, the term of each class is three years. Currently, the Board of Directors has one vacant position. The Board of Directors consists of the following members:

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


Identification of Executive Officers
------------------------------------
The following individuals are the executive officers of the Company:

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


Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

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

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
All shares and per share numbers included herein have been retroactively adjusted to give effect to a 5% stock dividend which was paid on November 4, 1998 to holders of record as of October 21, 1998.

The following table sets forth, for the three fiscal years ended March 31, 1999, the total annual compensation paid to, or accrued by the Company for the account of, James J. Fiedler, Daniel W. Latham and Brian A. Robson (the "Named Executives") serving as such at March 31, 1999 and one former executive officer:

                                                            SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation                           Long-Term Compensation
                                   ----------------------------------   -----------------------------------------
                                                           Other        Restricted  Securities   Long-term             All
        Name and                                           Annual         Stock     Underlying   Incentive Plan       Other
  Principal Position        Year    Salary    Bonus    Compensation(5)   Award(s)    Options      Layouts          Compensation
  ------------------        ----   --------   ------   ---------------   --------   -----------  --------------    ------------
James J. Fiedler (1)        1999   $300,000   $ 9,335    $20,000           ---        94,500 (6)      ---          $  7,200 (8)

   Chairman, CEO            1998   $200,000   $19,746    $15,000           ---          ---           ---          $  7,200 (8)
   and Director             1997   $200,000      ---     $ 3,750           ---          ---           ---             ---

Daniel W. Latham (2)        1999   $300,000   $ 9,335    $20,000           ---        94,500 (6)      ---          $  7,200 (8)
   President, COO           1998   $175,000   $19,746    $15,000           ---          ---           ---          $  7,200 (8)
   and Director             1997   $175,000      ---     $ 3,750           ---          ---           ---          $170,197 (9)

Brian A. Robson (3)         1999   $152,487   $12,875      ---             ---        98,125 (7)      ---             ---
  Executive Vice President  1998   $139,907      ---       ---             ---         2,100          ---          $ 21,921 (10)

   CFO and Secretary        1997   $ 56,250      ---       ---             ---        11,025          ---          $ 13,041 (10)

Edward Beeman (4)           1999   $ 79,526      ---       ---             ---          ---           ---          $ 53,548 (11)

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

The table below provides information regarding stock options granted during the fiscal year ended March 31, 1999 to the Named Executives:

                       OPTIONS GRANTED IN LAST FISCAL YEAR

                                                       Individual Grants
                    --------------------------------------------------------------------------------------
                       Number of         % of Total                             Potential Realizable Value
                        Shares         Options Granted                          at Assumed Annual Rate of
                      Underlying        to Employees     Exercise  Expiration   Stock Price Appreciation
                    Options Granted    in Fiscal Year     Price      Date           for Option Term(3)
                    ---------------    --------------    --------  ----------   --------------------------
                                                                                    5%           10%
                                                                                    --           ---
James J. Fiedler       94,500              9.3%          $ 3.81     04/01/08      $226,430    $573,819
Daniel W. Latham       94,500              9.3%          $ 3.81     04/01/08      $226,430    $573,819
Brian A. Robson        13,125 (1)          1.3%          $ 3.90     06/01/03      $ 14,142    $ 31,250
                       85,000 (2)          8.3%          $ 6.56     12/11/03      $154,055    $340,420

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

                    Number of Unexercised      Value of Unexercised In-the-Money
                  Options at March 31, 1999        Options at March 31, 1999(1)
                  ---------------------------   --------------------------------
                  Exercisable   Unexercisable     Exercisable     Unexercisable
James J. Fiedler      ---          94,500             ---            $195,615
Daniel W. Latham      ---          94,500             ---            $195,615
Brian A. Robson       4,375       106,875           $13,212          $ 52,412

(1) Value based on the closing price of $5.88 of the common stock on The Nasdaq National Market on March 31, 1999, less the option exercise price. Does not include, as to Messrs. Fiedler and Latham, an aggregate of 378,000 options each, which they are entitled to be granted over the next four years pursuant to their respective employment agreements. If such options were added, the value of unexercisable in-the-money options would not increase, as the exercise prices of such grants will range from $7.62 to $19.05.

Stock Option Plans
---------------------------
On December 11, 1986, the Board of Directors adopted the Company's 1986 Non-Qualified Stock Option Plan (the "1986 Plan"). The 1986 Plan, as amended, provides for the grant of options to purchase up to 832,963 shares of Common Stock to executive officers, key officers, employees, directors and consultants of the Company and its subsidiaries. In February 1998, the Board of Directors adopted the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of options to purchase up to 157,500 shares of Common Stock to non-employee directors of the Company. In March 1996, the Board of Directors adopted the Employees Non-Qualified Stock Option Plan of CTL (the "CTL Plan"). The CTL Plan provides for the grant of options to purchase up to 2,100,000 shares of Common Stock to executive officers, key employees, directors, consultants and advisors of the Company, its affiliates and subsidiaries.

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


Employment Agreements
---------------------------
On April 1, 1998, the Company entered into employment agreements, expiring on March 31, 2003, with Mr. Fiedler and Mr. Latham. Pursuant to each of their employment agreements, Messrs. Fiedler and Latham (the "Executive") will receive a guaranteed minimum annual salary of $300,000 or an amount based on a percentage of the Company's pre-tax income, whichever is greater; however, the Executive's annual salary shall not exceed $4.5 million. The Executive shall also receive deferred compensation for five years following his five-year employment term (the "Employment Term") based on a percentage of the Company's pre-tax income during each year of the Employment Term; however, deferred compensation shall not exceed $600,000 per year. The employment agreements also provide that the Executive will not compete with the Company for one year following the termination of his employment.


Compensation of Directors
------------------------------
Directors receive an annual fee of $15,000, paid on a monthly basis. Directors are also reimbursed for travel expenses. In addition, directors receive up to $1,250 per day for each meeting attended (board or committee). Non-employee directors (including retired directors as determined by the Board) receive supplemental medical reimbursement to pay all medical expenses for them and their immediate families (spouses and unemancipated children) up to a limit of $25,000 per year.

Report on Repricing of Options
------------------------------
The Company did not adjust or amend the exercise price of stock options previously awarded to the Named Executives during the fiscal year ended March 31, 1999, except to reflect the 5% stock dividend issued on November 4, 1998 to stockholders of record as of October 21, 1998.


Compensation Committee Interlocks and Insider Participation
-----------------------------------------------------------
The Board of Directors does not have a compensation committee because executive compensation decisions are made by the full Board. Recommendations on executive compensation with regard to Messrs. Fiedler and Latham are made by the outside non-employee directors when requested to do so by the full Board. All directors participate in the deliberations.

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

                Name and Address                   Number of Shares         Percent of
              of Beneficial Owner                 Beneficially Owned     Outstanding Shares
              -------------------                 ------------------     ------------------
 Jack E. Donnelly (1)................................ 42,245 (2)                  *
 James J. Fiedler (1)................................642,288 (3)                 5.0%
 Daniel W. Latham (1)................................232,312 (4)                 1.8 %
 J. Thomas Markley (1)  ..............................21,000 (5)                  *
 Stephen W. Portner (1)...............................47,250 (6)                  *
 Brian A. Robson (1)..................................13,125 (7)                  *
 Alan J. Andreini (8)..............................1,134,335 (9)                 9.0%
 JNC Opportunity Fund (10)...........................663,142 (11)                4.999%
 Richard L. Haydon (12)............................1,528,400 (13)               11.5%
 Kiskiminetas Springs School (14)..................1,010,210 (15)                8.0%
 All directors and executive officers of the
 Company as a group (5 persons)......................998,220 (2)(3)              7.5%
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

(10) The address of JNC Opportunity Fund is c/o Olympia Capital (Cayman) Ltd., Williams House, 20 Reid Street, Hamilton HM11, Bermuda.

(11) Includes 4.999% of the Company common stock outstanding as of August 31, 1999. This represents the maximum beneficial ownership of the Company common stock permitted under the terms of the conversion into common stock of the Convertible Preferred Stock held by JNC. The Certificate of Designation governing the preferred stock prohibits JNC from converting shares of the preferred stock to the extent that such conversion would result in JNC beneficially owning in excess of 4.999% of the outstanding shares of common stock following such conversion. Such restriction may be waived by JNC upon not less than 75 days notice to the Company.

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

                      ===================================
                                    PART IV.
                      ===================================

--------------------------------------------------------------------------------
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
                                                                      Form 10-K
                                                                     Page Number
                                                                     -----------
(a) Financial Statements and Financial Statement Schedules

    (1) The following consolidated financial statements of Coyote Network Systems, Inc. (formerly The Diana Corporation) and its subsidiaries are included in Item 8:

        Report of Arthur Andersen LLP, Independent Public Accountants         42

        Report of PricewaterhouseCoopers LLP, Independent Accountants         43

        Consolidated Balance Sheets - March 31, 1999 and March 31, 1998       44

        Consolidated Statements of Operations - Fiscal Years Ended March 31,
        1999, March 31, 1998 and March 31, 1997                               45

        Consolidated Statements of Changes in Shareholders' Equity - Fiscal
        Years Ended March 31, 1999, March 31, 1998 and March 31, 1997         46

        Consolidated Statements of Cash Flows - Fiscal Years Ended March 31,
        1999, March 31, 1998 and March 31, 1997                               47

        Notes to Consolidated Financial Statements                            48

    (2) The following consolidated financial statement schedule of Coyote Network Systems, Inc. is included in Item 14(d):

        Schedule I - Condensed Financial Information of Registrant            98

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

(c) Exhibits

Exhibit
Number    Description
-------   -----------
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

                                                             Fiscal Year Ended
                                                               March 31,1997
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

                                                           Fiscal Year Ended
                                                            March 31, 1997
                                                           -----------------
Operating activities:
     Loss before extraordinary items                           $(20,510)
     Adjustments to reconcile loss to
       net cash used by operating activities:
     Equity in loss of unconsolidated subsidiaries               17,558
     Other                                                         (595)
     Changes in current assets and liabilities                    1,231
                                                                -------

Net cash used by operating activities                            (2,316)
                                                                 -------

Investing activities:
     Proceeds from sales of marketable securities                 1,353
     Changes in investments in and advances to
       unconsolidated subsidiaries                              (15,945)
     Other                                                          100

Net cash used by investing activities                           (14,492)
                                                                --------

Financing activities:
     Repayments of long-term debt                                  (141)
     Common stock funding                                        13,918
     Extraordinary items                                           (508)
                                                                --------
Net cash provided by financing activities                        13,269
                                                                -------
Decrease in cash                                                 (3,539)
Cash at the beginning of the year                                 3,567
                                                                -------

Cash at the end of the year                                     $    28
                                                                =======

Non-cash transactions:
     Purchase of minority interest with common stock              1,818

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

                      ====================================
                                   SIGNATURES
                      ====================================



Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 16th day of March 2000.



                                        COYOTE NETWORK SYSTEMS, INC.


                                        By:   /s/ James R. McCullough
                                              ----------------------------
                                              James R. McCullough
                                              Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of and the in the capacities and on the dates indicated.

         Signature                       Title                       Date
         ---------                       -----                       ----

/s/ James R. McCullough    Chief Executive Officer and Director   March 16, 2000
-----------------------    (Principal Executive Officer)
James R. McCullough


/s/ Daniel W. Latham       President, Chief Operating Officer     March 16, 2000
-----------------------    and Director

Daniel W. Latham



/s/ Brian A. Robson        Executive Vice President,              March 16, 2000
-----------------------    Chief Financial Officer and Secretary
Brian A. Robson            (Principal Financial and Accounting Officer)




/s/ John M. Eger           Director                               March 16, 2000
-----------------------
John M. Eger


/s/ J. Thomas Markley      Director                               March 16, 2000
-----------------------

J. Thomas Markley