Form 10-K/A
period 1999-03-31
COYOTE NETWORK SYSTEMS INC
filed 2000-05-17
CIK 57201

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------
                                   FORM 10-K/A

                                 Amendment No. 4

                       ----------------------------------

|X|    Annual Report Pursuant to Section 13 or 15 (d) of the Securities
         Exchange Act of 1934.  For the fiscal year ended      March 31, 1999
                                                           --------------------

|_|    Transition Report Pursuant to Section 13 or 15 (d) of the Securities
        Exchange Act of 1934. For the transition period from         to
                                                             -------    -------

       Commission file number                 1-5486
                                    ----------------------------

                          COYOTE NETWORK SYSTEMS, INC.
                          ----------------------------
             (Exact name of Registrant as specified in its charter)

           Delaware                                   36-2448698
--------------------------------          -----------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)

4360 Park Terrace Drive, Westlake Village, California             91361
------------------------------------------------------      -------------------
       (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code:           (818) 735-7600

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

Forward-Looking Statements
-------------------------------------

All statements other than historical statements contained in this Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by us in the future, statements about our business strategy and plans, statements about the adequacy of our working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual Report to Shareholders, Form 10-Q, Form 8-K or press release of ours may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by us, including statements regarding future operating performance, short and long-term sales and earnings estimates, backlog, the status of litigation, the value of new contract signings, industry growth rates and our performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and the other risk factors set forth herein (see Item 7 - Risk Factors). We do not undertake any obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


================================================================================
ITEM 1.  BUSINESS

--------------------------------------------------------------------------------

General
-----------------------------------


Coyote Network Systems, Inc. is engaged in the businessof selling international long distance services. We sell competitively priced wholesale international long distance services, primarily to entrepreneurial carriers and we market retail international long distance services, primarily to affinity groups, i.e., groups that share a common characteristic such as language or culture. In addition, we provide telecom network support services, i.e., network design and integration, facilities management, switch provisioning, billing administration and customer support services.


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

In April 1998, we expanded the scope of our telecommunications business by acquiring substantially all of the assets of American Gateway Telecommunications, a provider of wholesale international long distance services. In September 1998, we completed the acquisition of INET Interactive Network System, a provider of international long distance services primarily to commercial and residential affinity groups. In May 2000, we made a strategic decision to discontinue the switch segment of our business. See "Subsequent Events".


Our principal executive offices are located at 4360 Park Terrace Drive, Westlake Village, California 91361 and our telephone number is (818) 735-7600.


Industry Overview
------------------------------------

In fiscal 1999 we derived $6.8 million of revenues from retail domestic and international long distance service. The revenues from long distance services constitute our only continuing segment.

Evolving technologies, pro-competitive legislation, privatization of international telephone companies, the build-out of new networks in developing countries, the Internet, new carrier services and changing customer demands mark today's telecommunications industry. We need to differentiate with solutions that include voice, data, video and Internet services. We believe these developments have created a new paradigm, an opportunity for new, emerging domestic and international carriers to compete with incumbent carriers and for established carriers to expand beyond their traditional markets.


The telecommunications industry is in a period of rapid technological evolution, marked by the introduction of competitive product and service offerings, such as the utilization of IP and ATM (Asynchronous Transfer Mode) networks, and the use of the Internet for voice and data communications.

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

The 1984 deregulation of the U.S. telecommunications industry enabled the emergence of a number of new long distance companies in the U.S. Currently, there are more than 500 U.S. long distance companies, most of which are small or medium-sized companies. To be successful, these small and medium-sized companies need to offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T Corp., MCI Worldcom and Sprint Corporation. In addition, these small and medium-sized companies generally have only limited capital resources to invest. New international carriers emerged to take advantage of this demand for less expensive international bandwidth. These entrepreneurial carriers acted as aggregators of international traffic for smaller carriers, taking advantage of larger volumes to obtain volume discounts on international routes (resale traffic), or investing in facilities when volume on particular routes justified such investments. Over time, as these international carriers became established and created high quality networks, they began to carry overflow traffic from the larger long distance providers seeking lower rates on certain routes. Our wholesale international long distance company is designed, among other things, to obtain volume discounts and other economies by aggregating a number of emerging carriers.

The highly competitive and rapidly changing international telecommunications market has created a significant opportunity for carriers that can offer high quality, low cost international long distance service. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are driving decreased termination costs, a proliferation of routing options and increased competition. Successful companies among both the emerging and established international long distance companies will need to aggregate enough traffic to lower costs of both facilities-based or resale opportunities, maintain systems which enable analysis of multiple routing options and provide a variety of services, invest in facilities and switches and remain flexible enough to locate and route traffic through the most advantageous routes. We are seeking to take advantage of these market conditions as a provider of retail and wholesale international long distance services.


Principal Products and Services
--------------------------------------------------------------------------

Retail and Wholesale Domestic and International Long Distance Services

We provide wholesale domestic and international long distance services, primarily to emerging and entrepreneurial carriers through a flexible network comprised of international gateway switches, leased transmission facilities and resale arrangements, operating agreement and termination arrangements with other long distance service providers, all of which enables us to complete telephone calls to more than 200 countries in Europe, Africa, Asia, the Pacific Rim, Australia, Canada, the Caribbean and Central and South America.

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

Our American Gateway Telecommunications subsidiary is a full service, facilities-based carrier offering wholesale services to telecom carriers and switchless resellers. AGT provides international long distance services to Asia, the Pacific Rim, Europe and the Americas. In fiscal 1999, American Gateway had nine wholesale customers who purchased an aggregate of 4,300,000 minutes of traffic. In September 1999, we sold our interest in American Gateway by transferring all the assets and liabilities to PrinVest Corp., reporting a gain of $6.2 million.

In 1999, we marketed telecommunications switching equipment and domestic and international retail and wholesale long distance services. Our primary equipment products include telecommunications switches ("DSS Switches") and Internet Protocol gateways ("Carrier IP Gateways ") designed to route voice traffic over public and private networks and the Internet. In fiscal 1999, we generated revenues of approximately $35 million from the sale of switching and related OEM equipment. As discussed above, we made the strategic decision to dispose of this segment in May 2000. Our revenues from the sale of international long distance service will constitute our main source of revenue. See "Subsequent Events".

Our Discontinued Segment

--------------------------------------------------------------------------

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

Business Strategy
--------------------------------------------------------------------------

We will continue to develop and grow our carrier business through internal growth and acquisition. We also plan to provide telecommunications services that will allow users of our service to easily make retail purchases and bill payment using the Internet and provide other information services.

The fulfillment of our strategy is subject to a number of contingencies, including obtaining adequate financing to pursue our objectives. In May 2000, we changed part of our strategy and formulated a plan to discontinue the switch segment of our business.

We believe we can create a sustainable competitive advantage and increased valuation by providing our end-users customers with a low cost, high functionality communications package that includes easy-to-use Internet-based applications, local and long distance service and Internet access, all from a simple screen-based, smart telephone. The key is simplicity. We believe consumers are looking for tailored services on an easy-to-use platform. The result is a truly scalable e-commerce platform driven off a simple telephone-like Internet appliance, not a PC.

Using a "push-pull" marketing strategy, we intend to leverage the spending power of each customer across multiple vertical applications. We are developing partnerships with companies in vertical markets such as utilities, grocery chains, credit cards and banks that would purchase the smart phone for distribution to their respective customers. We plan to provide significant economic incentive and value to our partners while leveraging our core asset: loyal customers. We plan to receive revenues from e-commerce transactions, advertising and voice services as well as Internet access services. All services will feed the others and drive a simple, yet comprehensive offering to our customers.

By partnering with companies in vertical markets, we add additional value to our end-user customers by enabling horizontal applications such as local, long distance and Internet access services while improving efficiencies and expanding market opportunities for our vertical marketing partners.

By providing Internet applications over screen-based Internet appliance, we believe our marketing partners will benefit by increasing their addressable market, reducing their customer churn and lowering their operating costs. For example, the appliances should enable our partners to leverage the power of the Internet for sales, marketing, distribution, and collections. Also, by delivering these applications directly to the counter top, we believe these "anchor" vertical applications will provide our partners significantly greater interaction with our customers.

We also plan to "incubate" new telecom carriers, Internet service providers as well as application service providers to expand our own network and as part of our strategic plan to acquire technologies, applications and customers. We plan to own or acquire core technologies and partner for others. We also plan to expand our IP-based network, both domestically and internationally and to penetrate global markets for the sale of value-added applications.

Target Markets
We are targeting specific vertical market segments such as utilities, grocery chains, credit cards and banks, as well as affinity groups. We plan to continue to acquire companies and form joint ventures to complement our network carrier strategy and implementation of IP-based networks, both domestically and internationally, as well as acquiring cable rights to strategic countries. We are a licensed carrier in Japan and are pursuing carrier status in other countries.

Sales and Marketing
------------------------------------

To meet the needs of our customers, we market our products and services through the coordinated efforts of our direct sales force and independent agents.


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


Wholesale and Retail Facilities
-------------------------------------------------
We provide long distance service to international countries through a flexible network comprised of various foreign termination relationships, international gateway switches, leased facilities and resale arrangements with long distance providers. We plan to grow our revenues by capitalizing on the deregulation of international telecommunications markets.


Competition in the Telecommunications Industry
------------------------------------------------
The telecommunications markets are highly competitive. We compete with large communication carriers with financial resources significantly greater than ours. Some of these large carriers, such as AT&T, MCI Worldcom and Sprint, could initiate and support prolonged price competition to gain market share.

The international telecommunications long distance market is intensely competitive and subject to rapid change. Our competitors in the international wholesale long distance market and the retail international long distance market include:

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

Government Regulation
--------------------------------------------------------------------------
Our U.S. interstate and international telecommunications service offerings generally are subject to the regulatory jurisdiction of the Federal Communications Commission (FCC). Our telecommunications service offerings outside the U.S. are generally done under contract to third-party carriers who deal with the international and in-country regulatory authorities.

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


Environmental Regulation
--------------------------------------
Compliance with federal, state and local regulations relating to environmental protection has not had a material effect upon our capital expenditures, operating results or competitive position.


Employees
--------------------------------------

As of May 27, 1999, we had 154 employees. In addition, we retain from time to time, on a contract basis, a number of people for specific projects. We believe that our future growth and success will depend in large part upon our ability to continue to attract and retain highly qualified people. We have no collective bargaining agreement with our employees. We believe that our relationships with our employees are good.


Subsequent Event

--------------------------------------------------------------------------

In May 2000 we made the strategic decision to discontinue the switch segment of our business. Our long distance services segment is now our only segment. Our consolidated financial statements, Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated and revised to reflect the switch segment as discontinued operations.

                               ==================
                                    Glossary
                               ==================

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


E1 - A digital transmission link with the capacity of 2,048,000 bits per second
(bps). An E1 uses two pairs of normal copper wire, the same wires utilized in homes. An E1 can be channelized into 30 voice or data channels, each handling 64,000 BPS. Two additional channels of 64 Kbps each are used for signaling and framing respectively. An E1 may also be utilized for ISDN-PRI and advanced services including Frame Relay, IP and ATM. E1 is the unit of base telephone trunking outside the United States. In the United States, T1 is the standard.


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


T1 - A digital transmission link with the capacity of 1,544,000 BPS. A T1 uses two pairs of normal copper wires, the same wires utilized in homes. A T1 can be channelized into 24 voice or data channels, each handling 64,000 BPS. A T1 may also be utilized for ISDN-PRI and advanced services including Frame Relay, IP and ATM. T1 is the unit of base telephone trunking in the United States. Overseas, E1 is the standard.

================================================================================
ITEM 2.  PROPERTIES
--------------------------------------------------------------------------------

Our executive offices are located in approximately 23,000 square feet of office space in Westlake Village, California currently leased by us under a five-year lease expiring February 2003. We also lease 21,000 square feet of office space in Richardson, Texas to support our engineering requirements under a seven-year lease expiring April 2005. We also lease 15,000 square feet of office space in Los Angeles, California under a five-year lease expiring March 2004. Additionally, we lease 5,100 square feet of office space in Norcross, Georgia under a five-year lease expiring October 2003. We plan to sublet the space referenced above in Westlake and move the Headquarters to the Los Angeles, California location. In addition, we plan to reduce our Richardson obligation by 60% as soon as possible.



================================================================================
ITEM 3.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

Coyote Network Systems, Inc. (The Diana Corporation) Securities Litigation (Civ. No. 97-3186)
--------------------------------------------------------------------------
We were a defendant in a consolidated class action, In re The Diana Corporation Securities Litigation, that was pending in the United States District Court for the Central District of California. The consolidated complaint asserted claims against us and others under Section 10(b) of the Securities Exchange Act of 1934, alleging essentially that we were engaged, together with others, in a scheme to inflate the price of our stock during the class period, December 6, 1994 through May 2, 1997, through false and misleading statements and manipulative transactions.

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

================================================================================
ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

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

               FISCAL 1999                              FISCAL 1998
    --------------------------------        ---------------------------------
    Quarter       High         Low          Quarter        High         Low
    -------       ----         ---          -------        ----         ---
    First       $ 9.167      $3.720         First         $5.580      $1.235
    Second       10.119       4.533         Second         9.762       2.679
    Third        16.500       6.071         Third          8.274       4.539
    Fourth      $ 9.125      $4.125         Fourth        $6.429      $3.303


At June 11, 1999, we had 1,224 stockholders of record.


We have not declared any cash dividends during the last three fiscal years. We have no plans to pay cash dividends on our common stock in the foreseeable future. Further, the payment of cash dividends on our common stock is restricted by our subordinated debentures, which provide that our consolidated tangible net worth cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures ($1,254,000 as of June 25, 1999)


Sales and Issuance of Unregistered Securities
----------------------------------------------

In June 1999, in connection with lease financing provided to our end-user customers, we issued three warrants to PrinVest Financial Corporation, a third-party leasing company. Each of these warrants is to purchase 30,000 shares of common stock and may be exercised for three years from the date of issuance at $3.56, $5.56 and $7.56, per share, respectively.

================================================================================
ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------------------------------------------------------

                          COYOTE NETWORK SYSTEMS, INC.

                             SELECTED FINANCIAL DATA

                    (In Thousands, Except Per Share Amounts)

                                                                           As of and for the Years Ended
                                                          --------------------------------------------------------------
                                                           March 31,     March 31,    March 31,     March 30,   April 1,
                                                              1999          1998         1997          1996        1995
                                                           ---------     ---------    ---------     ---------   --------

Net sales                                                 $  6,756       $  ---       $  ---        $ ---       $ ---
                                                          ========       =========    ========      =======     =======
Earnings (loss) from:
     Continuing operations (1)(2)                         $ (9,590)      $(15,389)    $ (3,638)     $(1,912)    $(2,140)
     Discontinued operations (3) (4)                        (5,153)       (18,766)     (16,872)      (1,453)      1,420
     Extraordinary items                                     ---            ---           (508)       ---         ---
                                                          --------       --------     ---------     -------     -------
     Net loss                                             $(14,743)      $(34,155)    $(21,018)     $(3,365)    $  (720)

Earnings (loss) per common share [basic and diluted]:
     Continuing operations                                $  (1.11)      $  (2.07)    $  (0.66)     $ (0.41)    $  (.48)
     Discontinued operations                                 (0.52)         (2.53)       (3.05)       (0.31)        .32
     Extraordinary items                                      ---           ---           (.09)        ---        ---
                                                          ---------       -------     ---------      -------     ------
     Net earnings (loss) per common share                 $  (1.63)      $  (4.60)    $  (3.80)     $  (.72)    $  (.16)
Cash dividends per common share                           $   ---        $   ---      $  ---        $ ---       $ ---
                                                          =========       =======     =========     ========    =======
Total assets                                              $ 28,807       $ 16,935     $ 19,837      $28,591     $24,205
Debt (5)                                                    13,827          5,490        1,958        2,099       2,240
Working capital (deficit)                                     (659)         4,509        6,161       13,282      15,489
Shareholders' equity                                         6,057          8,060       16,834       24,686      19,729


[FN]
(1) Included in the fiscal 1999 loss is a charge of $2,000,000 in connection with provisions for losses on deposits made to long distance telecom carriers.

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

(3) Included in the loss from discontinued operations in fiscal 1997 is a provision of $7,550,000 recorded for restructuring costs, severance and the estimated loss on disposal of assets of certain discontinued operations and, in fiscal 1999, is a provision of $900,000 for a reduction in the estimated market value of land and buildings which were part of a discontinued operation.

(4) Included in the loss from discontinued operations in fiscal 1998 is a non-cash expense charge of $5,522,000 for the conversion into our common stock of certain Class A and B units owned by our directors and employees of our switch business segment.

(5) Includes current portion of long term debt, capital leases, notes payable and line of credit.

================================================================================
ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General
----------------------------------

Discontinuance of Switch Segment
In May 2000, we decided to discontinue and dispose of our switch business including the manufacture, development, sale and service of DSS Switches and IP Gateway equipment. Prior to the May 2000 decision, this segment was our largest segment in terms of revenues.

As a result of the discontinuances, dispositions, acquisitions and other events described above, the comparison of year-to-year results may not be meaningful.


Discontinuance of Atlanta Provision Company, C&L Communications, Inc. and Valley Communications, Inc.

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


Our Long Distance Services Segment
In April 1998, our subsidiary, Coyote Gateway, LLC ("CGL"), acquired substantially all of the assets of privately held American Gateway Telecommunications, Inc. ("AGT"), a provider of wholesale international long distance services, primarily to entrepreneurial carriers. In consideration of the asset transfer, AGT received a 20% ownership interest in CGL. CGL continues to operate under the name of AGT. Based in Richardson, Texas, AGT provides wholesale long distance service to international countries through a network comprised of foreign termination agreements, international gateway switches, leased transmission facilities and resale arrangements with other long distance providers. AGT is leveraging CTL's scalable DSS Switch to route international long distance calls. The DSS Switch enables AGT to enter new markets and capture calls at a low per minute, per customer cost creating a competitive advantage over traditional wireline carriers. In September 1999, we sold our interest in AGT to PrinVest Corp.


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

Segments

Following our decision in May 2000 to discontinue the operations of the telecommunications switching business, our business is reported for as one continuing operating segment, that is the provider of long distance services.



Results of Operations - Fiscal Year Ended March 31, 1999 versus March 31, 1998
-------------------------------------------------------------------------------

Fiscal year 1999 and the comparative historical results of operations have been restated to reflect the operations of our DSS Switch business segment separately as discontinued operations. The following discussion relates to the continuing operations of the long distance services and our corporate administration offices. The long distance services business was comprised of two subsidiaries:
AGT, which was acquired in April 1998 and INET, which was acquired in September 1998. For the fiscal year ended March 31, 1999, the continuing operations of the two international long distance service subsidiaries that were acquired during fiscal 1999 generated revenues of $6.8 million. Our long distance services business had no revenues in fiscal 1998.

The gross margin on the continuing long distance services for fiscal 1999 is $0.9 million, or 13% of revenues. As and if revenues increase, we believe that our gross margin percentage will increase due to better absorption of fixed costs.

Selling, general and administrative expenses of the continuing operations for fiscal 1999 were $9.6 million versus $5.1 million for the same period last year. This increase is primarily related to the additional operating expenses incurred by the two recently acquired long distance services subsidiaries and expansion of our corporate staff and related expenses. In fiscal 1999 the general and administrative expenses include a charge of $2.0 million in connection with provisions for losses on deposits made to long distance telecom carriers. Selling, general and administrative expense in fiscal 1998 includes a charge of $2.2 million related to losses in connection with failed acquisitions, including costs advanced, costs of due diligence expenses, consulting fees, legal expenses and other professional services.

The operating loss for fiscal 1999 is $8.7 million versus a fiscal 1998 loss of $5.1 million. The increase is primarily due to selling, general and administrative expenses increasing faster than revenue increased.

Interest expense for fiscal 1999 is $1.9 million versus $2.3 million for the prior year. The prior year included a $1.9 million charge related to the discount from market value (beneficial conversion feature) of the common stock issued upon conversion of the 8% convertible notes issued in principal amounts of $2.5 million and $5.0 million in July 1997 and December 1997, respectively. The 1999 fiscal year expense of $1.9 million is comprised primarily of financing costs related to the operations of the international long distance service subsidiaries.

Non-operating income for fiscal 1999 is $1.0 million versus the fiscal 1998 income of $0.1 million. The current year gain of $0.9 million related to the sale of Concentric Network Corporation securities and interest income of $0.2 million. Fiscal 1998 non-operating income of $0.1 million was primarily interest income.

The loss from discontinued operations in fiscal 1999 was $5.2 million, comprised of an operating loss of $4.3 million related to the switching business segment and a loss of $0.9 million related to the sale of land and buildings of the APC operation which was discontinued in fiscal 1997.

The comparable loss from discontinued operations in fiscal 1998 of $18.8 million included a non-cash expense of $5.5 million related to the conversion of Class A and B units of ownership in the switching business. The decrease in the loss was primarily due to sales increases of approximately $30 million in the switch business. (See Note 2 of Notes to the Consolidated Financial Statements.)

The loss for continuing operations for fiscal 1999 is $9.6 million versus the prior period loss of $15.4 million. The fiscal 1998 net loss of $34.2 million included a non-cash expense of $8.0 million for warrants anticipated to be issued in connection with securities litigation.


Results of Operations - Fiscal Year Ended March 31, 1998 versus March 31, 1997
-------------------------------------------------------------------------------

Selling, general and administrative expenses attributed to the corporate headquarters costs of our continuing operations for fiscal 1998 were $5.1 million compared to $3.6 million for the prior fiscal year. Selling, general and administrative expense in fiscal 1998 includes a charge of $2.2 million related to losses in connection with failed acquisitions, including costs advanced, costs of due diligence expenses, consulting fees, legal expenses and other professional services.


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


The loss from discontinued operations in fiscal 1998 was $18.8 million compared to $9.3 million in the prior fiscal year. The increase is primarily due to the increase in operating losses of the switching business resulting from a $2.0 million reduction in gross profit and increases in engineering, selling, general and administration expenses of $2.5 million. The loss from discontinued operations in fiscal 1998 also included a non-cash expense of $5.5 million related to the conversation of Class A and B units of ownership in the switching business.



Liquidity and Capital Resources
-------------------------------------
As of March 31, 1999, we had a negative working capital of $0.7 million. In May 1999, as part of our efforts to provide additional working capital, we received $10.2 million in net proceeds from a private placement. The placement agent received cash commissions of $352,000 and commissions in the form of common stock aggregating 131,148 shares and five-year warrants to purchase 176,700 shares at $6.00 per share. From the net proceeds of this placement, we paid $4 million to redeem 100 shares of the 700 shares of 5% Series A Convertible Preferred Stock which were issued and outstanding as at March 31, 1999. In connection with the redemption, the conversion price of the remaining $6 million of Convertible Preferred Stock was fixed at $6.00 per share and we issued the holder of the Convertible Preferred Stock 18-month warrants to purchase 325,000 shares of common stock at $6.00 per share.


In July 1999, we received an offer for a commitment for a stand-by credit facility from certain shareholders that would provide a funding commitment to us of $3.5 million. The shareholders offering this facility were Strategic Restructuring Partnership, Mr. Alan J. Andreini, Junction Investors, Ardent Research Partners and Mr. Fred Stein. This facility would be secured by the stock of INET, bear 12.5% interest on the outstanding principal balance and be repayable on March 31, 2000. We intend to enter into a definitive agreement only if these funds are needed to support the operation.

As collateral for $1.9 million funds advanced to NUKO Information Systems, Inc., we received shares of stock owned by NUKO in iCompression, Inc. The shares of iCompression had no published market value. We entered into an agreement to sell the shares of iCompression, Inc. for $1.9 million. The agreement was consummated and we received $1.9 million in July 1999.

In February 1999, we entered into definitive agreements with AMAC of Minnesota, Inc. for a $10.0 million five-year loan, bearing interest at 8% per year and secured by our common stock. Despite repeated assurances that the funding was forthcoming, AMAC has not fulfilled its commitment, the loan has not been received, is long overdue and there can be no assurance that it will be received. We are now considering what course of action to take.



We used cash from operating activities of $6.1 million during fiscal 1999 compared to using $8.5 million during fiscal 1998. This improvement in operating cash flow in fiscal 1999 is primarily due to the reduction in losses of the discontinued operations.

We used cash for investing activities of $4.5 million during fiscal 1999 compared to $14,000 provided from investing activities in fiscal 1998. Capital expenditures on equipment purchases of $1.5 million in fiscal 1999. Purchases were primarily for additional computer and test equipment required to support the long distance services business.


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


As of March 31, 1999, we have notes payable of $8.2 million. These notes are secured by certain of our assets and by 708,692 shares of our common stock and bear interest at the bank's prime rate (7.75% at March 31, 1999) plus 1/2%. These notes were due on demand. In July 1999, the payment date was extended to December 2001. Subsequently, we sold one of our subsidiaries (AGT) which included in the assumption of these notes. See Note 17 of the notes to consolidated financial statements for additional information. In addition, we have capital lease obligations of $2.4 million at March 31, 1999, payable through 2004 and a note payable of $0.4 million due February 2000.

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

(c) Collection of existing receivables related to the discontinued switching operations;

(d) Exercise of options, warrants and the possible sale of other equity instruments.

Subsequently, we raised $13.9 million of additional capital. See Note 17 of Notes to Consolidated Financial Statements for additional information.

Impact of Inflation
---------------------------------------

Inflation has not had a significant impact on net sales or loss from continuing operations for the three most recent fiscal years.


Backlog
---------------------------------------

We do not maintain a backlog related to the long distance services business operations. We do not believe that such data is a meaningful indicator of future results of operations.


Recently Issued Accounting Standards
---------------------------------------
In June 1998 and June 1999, the AICPA issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 137 which deferred the effective date of SFAS No. 133. We will adopt the standard in April 2001 and do not expect the adoption to have any material impact on our financial position or results of operations.

================================================================================
                                  RISK FACTORS
================================================================================

We have only recently entered the long distance services segment of telecommunications industry and have a limited operating history in such segment; therefore, we expect to encounter risks frequently faced by new entrants into this rapidly evolving market, such as difficulty obtaining acceptance and generating sales of our services.

     Although we were originally incorporated in 1961, we did not enter the long distance services segment of the telecommunications industry until 1998. Accordingly, we have a limited operating history in the long distance services business upon which you can evaluate our current business and we are subject to the risks typically encountered in a relatively new business. In order to be successful, we must increase the level of sales of our services, and increase their acceptance in the marketplace. Some of the risks and uncertainties we face while we continue to develop our experience in this market relate to our ability to:


     -    sell our services;

     -    generate significant revenues from our sale of long distance minutes;

     -    integrate acquired businesses, technologies and services; and

     - respond to rapidly changing technologies and competitors' development of similar products and/or services.

     We may not be successful in accomplishing these objectives. Our inability to increase market awareness and demand for our products and services could adversely affect our sales and revenues and our ability to compete in the long distance services business.


We have experienced and may continue to experience operating losses and negative cash flow from operations, which could adversely affect our ability to carry out our business plan and attain profitability.

     Our ability to achieve profitability and positive cash flow from operations is uncertain. We have incurred substantial costs in developing and acquiring our businesses. For the last four fiscal years, we incurred losses from our operations. In addition, we experienced negative cash flow from operations of $17,859,000, $8,475,000 and $6,125,000, in fiscal years 1997, 1998 and 1999, respectively. To achieve profitability and positive cash flow, we must increase the sales of our services. If we are unable to increase our sales, we may not generate enough revenues to carry out our business plan and achieve profitability. Even if we do achieve profitability and positive cash flow, we may not sustain or increase profitability and positive cash flow in the future.



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


     In addition, until we achieve higher sales and more favorable operating results, our ability to obtain funding from outside sources of capital could be restricted. Although our short-term liquidity has improved recently due to additional equity financing, see Liquidity (page 62), we cannot be certain that we will maintain sufficient liquidity for the length of time required to achieve our operating goals or to successfully integrate the operations of our acquired businesses into our own.


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


     In February 2000, we sold new shares equal to approximately 20% of our outstanding common stock in a private placement. Accordingly, under NASD rules, we may not be able to obtain additional financing through another private placement in the near future without shareholder approval or a waiver from the NASD.


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


     Our quarterly operating results have fluctuated and may continue to fluctuate significantly in the future due to a variety of factors, many of which are outside of our control. As a result, we believe that period-to-period comparisons of our operating results may not be meaningful, especially as indicators of our future performance. In addition, it is difficult for us to predict the occurrence of factors which may lead to such fluctuation. Because we base our expense levels in part on expectations regarding future sales, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. A significant shortfall in demand relative to our expectations, or a material delay in customer orders, could have a material adverse effect on our ability to meet our financial commitments. In recent periods, slower than expected closings of lease transactions and financings have adversely impacted our results and have had a negative effect on our cash flow and liquidity. Some of the factors which cause fluctuation include:


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


     We have sold our non-telecommunications businesses and are disposing of our switch equipment segment in order to concentrate on developing our services segment. Our company has become smaller and less diverse than in the past, with fewer fixed assets and a smaller revenue base. A decrease in the sales of our services will no longer be offset by revenues from our businesses in other segments, and will therefore directly and adversely affect our revenues and results of operations.

We plan to expand our business by acquiring complementary businesses and any difficulties we encounter in acquiring such businesses or integrating those businesses into our company may adversely affect our operations and our ability to compete in the long distance services segment of the telecommunications industry.


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


     Our common stock price has not fully recovered from its December decline and we may encounter difficulties in acquiring other businesses using our common stock as a form of payment. We also invest financial and management resources into potential acquisitions of businesses that we do not ultimately acquire. We terminated our pending acquisition of Apollo Telecom, Inc. due to its inability to satisfy all of the closing conditions. In addition, our pending acquisition of additional interests in Systeam, S.p.A. had been terminated due to our inability to timely raise the needed capital. We sold all of our interest in Systeam in February 2000. If we are unable to acquire other businesses that are complementary to our own and expand our range of products and services, this may adversely affect our growth strategy and our ability to compete in the long distance services segment of the telecommunications industry.


We have recently entered the application services market and any difficulties we have in establishing our business in that area may adversely affect our operations.


     As part of our strategy, we have recently entered the application services market, in which we have only limited experience and which involves all of the risks commonly associated with the establishment of new lines of business. The likelihood of our success must be considered in light of the problems, expenses, difficulties, complications and delays frequently encountered in connection with the establishment of new lines of business. Any difficulties we encounter may divert our financial resources and the attention of our management and adversely affect our business and operations.


The telecommunications industry is highly competitive and our inability to compete successfully could adversely affect our sales revenues.

     The international telecommunications industry is also intensely competitive and subject to rapid change. INET's competitors in the retail and wholesale international long distance market include:

     -    multinational corporations;

     -| service providers in the U.S. and overseas that have emerged as a result of deregulation;

     - switchless and switch-based resellers of international long distance services;

     -    joint ventures and alliances among such companies;

     - dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries; and

     -| U.S. based and foreign long-distance providers that have the authority from the Federal Communications Commission to resell and terminate international telecommunications services.

     In addition, consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also affect us by reducing the number of potential customers for our products and services. If we are unable to sell our products and services to the remaining potential customers, this could further impact our ability to attain a profitable level of sales.


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

     As of February 25, 2000, our officers and directors, as a group, beneficially owned 11.5% of our outstanding common stock. In addition, according to filed Schedules 13D and 13G, as of the dates of such filings, Alan J. Andreini beneficially owned 8.7% and the Kiskiminetas Springs School owned 5.8% of our common stock. Additionally, Richard L. Haydon beneficially owned 11.9.0% of our common stock, JNC Opportunity Fund beneficially owned 4.999% of our common stock and Ardent Research Partners beneficially owned .3.9% of our common stock. Such stockholders may have significant influence on us, including influence over the outcome of any matter submitted to a vote of the stockholders, including the election of directors and the approval of significant corporate transactions.

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

================================================================================
ITEM 7a. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES
--------------------------------------------------------------------------------

Our primary market risk exposure is interest rate risk related to our borrowings on notes payable and under our revolving line of credit.

Interest Rate Sensitivity Model
-------------------------------------

The table below presents the principal (or notional) amounts and related interest of our borrowings by expected maturity dates. The table presents the borrowings that are sensitive to changes in interest rates and the effect on interest expense of future hypothetical changes in such rates.

                                             Year Ending March 31
                                           (U.S. Dollars - Thousands)
                                     --------------------------------------
                                     1999       2000        2001       2002
                                     ----       ----        ----       ----
     Notes payables                 $8,183     $6,000     $3,000      $ ---
     Interest expense (A)              675        495        248        ---
     Interest expense (B)             ---         555        278        ---
     Interest expense (C)             ---         435        218        ---

     Line of credit borrowings       1,133      1,000        500        500
     Interest expense (A)              133        118         59         59
     Interest expense (B)             ---         128         64         64
     Interest expense (C)             ---         108         54         54

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

================================================================================
ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------------------------------------------------------------------------------

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

Report of Arthur Andersen LLP, Independent Public Accountants...............30

Consolidated Balance Sheets.................................................31

Consolidated Statements of Operations.......................................32

Consolidated Statements of Changes in Shareholders' Equity..................33

Consolidated Statements of Cash Flows.......................................34

Notes to Consolidated Financial Statements..................................35

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


We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coyote Network Systems, Inc. and its subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

Los Angeles,  California
July 13, 1999, accept as to Notes 2 and 17,
Which are as of May 16, 2000

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets
                             (Dollars in Thousands)

                                     Assets                                          March 31, 1999         March 31, 1998
                                                                                     --------------         --------------
Current assets:

     Cash and cash equivalents                                                        $   1,225              $   3,746
     Marketable securities                                                                  ---                     16
     Receivables, net of allowance of $186 and $0 at                                      2,502                    150
         March 31, 1999 and 1998, respectively
     Notes receivable - current                                                           2,367                  2,796
     Deposits and other current assets                                                    4,035                    857
                                                                                       --------              ---------
                  Total current assets                                                   10,129                  7,565

Property and equipment, net                                                               4,807                     57
Intangible assets, net                                                                    5,619                  3,542
Net long-term assets of discontinued operations                                           5,312                  3,242
Notes receivable - non-current                                                              771                  1,170
Investments                                                                               1,550                    750
Other assets                                                                                619                    609
                                                                                      ---------              ---------
                                                                                      $  28,807              $  16,935
                                                                                      =========              =========
                   Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                                  $   1,133              $    ---
     Accounts payable                                                                     2,885                    539
     Accrued professional fees and litigation costs                                         676                    805
     Other accrued liabilities                                                              384                    365
     Current portion of long-term debt and capital lease obligations                      1,160                    141
     Net current liabilities of discontinued operations                                   4,550                  1,206
                                                                                       --------              ---------
                  Total current liabilities                                              10,788                  3,056
Notes payable                                                                             8,183                   ---
Long-term debt                                                                            1,534                  5,349
Capital lease obligations                                                                 1,817                   ---
Other liabilities                                                                           428                    470
Commitments and contingencies (Note 7) Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares,
         700 issued, liquidation preference of $10,000 per share                          7,395                   ---
     Common stock - $1 par value:   authorized 30,000,000 shares,
         issued 11,167,456 and 9,151,920 shares                                          11,167                  9,152
     Additional paid-in capital                                                         109,254                102,360
     Accumulated deficit                                                               (116,002)               (97,695)
     Treasury stock at cost                                                              (5,757)                (5,757)
                                                                                       --------             -----------
                  Total Shareholders' equity                                              6,057                  8,060
                                                                                       --------             ----------
                                                                                      $  28,807             $   16,935
                                                                                       ========             ==========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Consolidated Statements of Operations
                    (In Thousands, Except Per Share Amounts)

                                                                                            Fiscal Year Ended
                                                                             ----------------------------------------------
                                                                              March 31,          March 31,       March 31,
                                                                                1999               1998             1997
                                                                             ----------          ---------       ---------
  Net sales                                                                  $  6,756            $  ---          $   ---

  Cost of sales                                                                 5,878               ---              ---
                                                                             --------            --------        ---------
  Gross profit                                                                    878               ---              ---
                                                                             --------            --------        ---------
  Selling, general and administrative expenses                                  9,590              5,145            3,610
                                                                             --------            --------        ---------
  Operating loss                                                               (8,712)            (5,145)          (3,610)
  Interest expense                                                             (1,885)            (2,334)             (12)
  Non-operating income (expense)                                                1,007                 90           (1,220)
  Securities litigation warrant expense                                        ---                (8,000)            ---
  Minority interest                                                            ---                  ---               368
  Income tax credit                                                            ---                  ---               836
                                                                             --------           ---------         --------
  Loss from continuing operations                                              (9,590)           (15,389)          (3,638)
  Loss from discontinued operations                                            (4,253)           (18,766)          (9,322)
  Estimated loss on disposal of discontinued operations                          (900)               ---           (7,550)
                                                                             ---------          ---------        ---------
  Loss before extraordinary items                                             (14,743)           (34,155)         (20,510)
  Extraordinary items                                                           ---                  ---             (508)
                                                                             --------           ---------        ---------
  Net loss                                                                   $(14,743)          $(34,155)        $(21,018)
                                                                             =========          =========        =========
  Loss per common share (basic & diluted):
       Continuing operations                                                 $  (1.11)          $  (2.07)        $  (0.66)
       Discontinued operations                                                  (0.52)             (2.53)           (3.05)
       Extraordinary items                                                      ---                 ---              (.09)
                                                                             ---------          ---------        ---------
       Net loss per common share (basic & diluted)                           $  (1.63)          $  (4.60)        $  (3.80)
                                                                             =========          =========        =========

    Weighted average number of common shares outstanding (basic & diluted)      9,814              7,423            5,535
                                                                             =========           ========        =========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
           Consolidated Statements of Changes in Shareholders' Equity
                             (Dollars in Thousands)

                                                             COMMON STOCK
                                                                                            Unrealized  TREASURY STOCK      Total
                                         Preferred  Number             Additional  Accum-   Loss on    -----------------    Share-
                                            Stock     of       Par      Paid-in    ulated   Marketable  Number              holders'
                                           Amount   Shares     Value    Capital    Deficit  Securities of Shares  Cost      Equity
                                          -------- ---------  -------  ---------  --------- ---------- --------  -------   ---------
Balance at March 30, 1996                  $ ---   5,526,282  $ 5,526  $ 59,456  $ (34,776)  (876)     877,692   $(4,644)  $ 24,686
  Net loss                                   ---      ---        ---      ---      (21,018)   ---         ---        ---    (21,018)
  5% stock dividend                          ---     250,893      251     7,474     (7,746)   ---         ---        ---        (21)
  Realized loss on securities                ---      ---        ---      ---        ---      876        ---        ---        876
  Acquisition of SCC minority interest, net  ---      ---        ---        385      ---      ---        35,000    (2,203)   (1,818)
  Issuance of common stock                   ---     230,000      230    12,630      ---      ---      (200,000)    1,058    13,918
  Other                                      ---      ---        ---        179      ---      ---        (4,000)       32       211
                                            ----- ----------  -------  --------   --------   -----     --------   -------  --------
Balance at March 31, 1997                    ---   6,007,175    6,007    80,124    (63,540)   ---       708,692    (5,757)   16,834
  Net loss                                   ---      ---        ---      ---      (34,155)   ---         ---        ---    (34,155)
  Exercise of stock options                  ---     442,956      443     1,812      ---      ---         ---        ---      2,255
  Amendment of A & B units
    convertible to common stock              ---      ---        ---      5,522      ---      ---         ---        ---      5,522
  Issuance of common stock, net              ---   1,880,750    1,881     1,481      ---      ---         ---        ---      3,362
  Common stock issued on debt conversion     ---     821,039      821     2,734      ---      ---         ---        ---      3,555
  Non-cash expense                           ---      ---        ---     10,687      ---      ---         ---        ---     10,687
                                           ------ -----------  ------- ---------   --------  -----     --------   -------  --------
Balance at March 31, 1998                    ---   9,151,920    9,152   102,360    (97,695)   ---       708,692    (5,757)    8,060

  Net loss                                   ---      ---        ---      ---      (14,743)   ---         ---        ---    (14,743)
  5% stock dividend                          ---     497,623      497     2,859     (3,359)   ---         ---        ---         (3)
  Exercise of stock options                  ---     105,713      106       352      ---      ---         ---        ---        458
  B Unit conversions                         ---      73,500       73       (73)     ---      ---         ---        ---        ---
  Common stock issued on debt conversion     ---   1,068,750    1,069     2,337      ---      ---         ---        ---      3,406
  Issuance of common stock, net              ---     269,950      270     1,716      ---      ---         ---        ---      1,986
  Issuance of 700 preference shares, net    6,345     ---        ---      ---        ---      ---         ---        ---      6,345

  Beneficial conversion feature -           1,050     ---        ---     (1,050)     ---      ---         ---        ---        ---
    preference shares

  Preferred share dividend                    ---     ---        ---      ---         (205)   ---         ---        ---       (205)
  Non-cash warrant expense                    ---     ---        ---        753      ---      ---         ---        ---        753
                                           ------ ----------  -------  --------  ---------  ------     --------   -------  --------

Balance at March 31, 1999                  $7,395 11,167,456  $11,167  $109,254  $(116,002) $ ---       708,692   $(5,757) $  6,057
                                           ====== ==========  =======  ========  ========== ======     ========   ======== ========

                 See notes to consolidated financial statements

                  COYOTE NETWORK SYSTEMS, INC AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                             Fiscal Year Ended
                                                                 -------------------------------------------
                                                                   March 31,      March 31,      March 31,
  Operating activities:                                              1999           1998           1997
                                                                 -----------    -----------     ----------
  Loss before extraordinary items                                 $ (14,743)     $(34,155)      $ (20,510)
  Adjustments to reconcile loss to net cash used
      in operating activities:

       Depreciation and amortization                                    676           203             213
       Loss (gain) on sales of marketable securities                   (877)          155             736
       Gain on sale of land                                             (20)         ---             ---
       Bad debt expense                                                 186          ---             ---
       Provision for loss on discontinued operations                    900          ---            7,550
       Non-cash financing and warrant expense                            98        10,582             221
       Net change in discontinued operations                          4,935        13,477          (7,907)
       (Increase) decrease in:
           Receivables                                               (1,447)         (150)           ---
           Deposits and other current assets                          5,707        (1,794)          1,546
       Increase (decrease) in:
           Accounts payable                                          (1,423)          255             105
           Other current liabilities                                   (117)        2,952             187
                                                                   ---------      --------         --------
  Net cash used in operating activities                              (6,125)       (8,475)        (17,859)
                                                                  ----------     ---------        --------
  Investing activities:
       Purchases of property and equipment                           (1,490)         ---              (12)
       Purchases of marketable securities                             ---            (736)           ---
       Proceeds from sale of marketable securities                      893         1,777           1,353
       Change in notes receivable                                     1,050        (2,466)         (5,000)
       Proceeds from sale of CNC preferred stock                      ---            ---            2,500
       Proceeds from sale of land                                        67          ---             ---
       Cash payment on acquisition                                   (1,333)         ---             ---
       Increase in investments in affiliate                            (400)         ---             ---
       Net proceeds from the sale of APC and C&L assets                ---          2,861             640
       Net change in discontinued operations                         (3,331)       (1,422)         (2,887)
       Other items                                                    ---            ---              283
                                                                   ---------      --------         -------
   Net cash (used) provided by investing activities                  (4,544)           14          (3,123)
                                                                   ---------      --------         -------
  Financing activities:

       Increase in borrowings on line of credit                       1,133          ---             ---
       Increase in notes payable                                        262          ---             ---
       Repayments of long-term debt                                    (142)         (141)           (141)
       Convertible preferred stock issued, net of expenses            6,345          ---             ---
       Common stock issued                                              758         5,366          13,918
       Convertible debt issued                                        ---           6,474            ---
       Net change in discontinued operations                           (118)          275           3,314
       Other items                                                      (90)          152            (508)
                                                                  ----------     --------       ----------
  Net cash provided by financing activities                           8,148        12,126          16,583
                                                                  ---------      --------       ---------
  Increase (decrease) in cash and cash equivalents                   (2,521)        3,665          (4,399)

  Cash and cash equivalents:
       At beginning of year                                           3,746            81           4,480
                                                                  ---------      --------       ---------
       At end of year                                             $   1,225      $  3,746       $      81
                                                                  =========      ========       =========

                 See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999

--------------------------------------------------------------------------------
NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------------------

Basis of Presentation and Principles of Consolidation
-----------------------------------------------------

The consolidated group (hereafter referred to as the "Company") included the following companies during the past three year (all significant intercompany balances and transactions have been eliminated):

Coyote Network Systems, Inc. ("CNS"), formerly The Diana Corporation
CNS and its wholly owned non-operating subsidiaries are included in the consolidated group for all three fiscal years. CNS's activities historically consisted primarily of corporate administrative and investing activities.

Coyote Gateway, LLC ("CGL" dba American Gateway Telecommunications)

On April 16, 1998, the Company established Coyote Gateway, LLC, a Colorado limited liability company. The Company owns 80% of CGL, and American Gateway Telecom, Inc., a Texas corporation ("AGT") owns 20%. Its principal activities consist of the wholesaling of long distance services. This entity was disposed of in fiscal 2000. (See Note 17)


INET Interactive Network System, Inc. ("INET")

On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc. through the merger of INET into a wholly owned subsidiary of the Company. INET is a provider of international long distance services to commercial and residential "affinity" groups. INET markets international long distance services to primarily French and Japanese affinity groups. INET is the principle operating subsidiary of the Company.

In May 2000, the Company made the strategic decision and adopted a formal plan to discontinue the following entities (see Note 17):

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

Business Risk
---------------------------------------

As discussed in Note 2 below, the Company has substantially completed a major restructuring that resulted in the disposition of several operations and has decided to discontinue its business units that are involved in the production and sale of telecommunication switches and Internet Protocol based gateways to telecommunication service providers (see Note 17). The Company's primary business will be the wholesaling and retailing of international long distance service.

After the discontinuance and restructuring, the Company's operations are similar to those of an early-stage enterprise and are subject to all the risks associated therewith. These risks include, among others, uncertainty of markets, ability to develop, produce and sell profitably its services and the ability to finance operations. Management believes that it has made significant progress on its business plan in fiscal 1999 and to date in fiscal 2000. Significant actions in this progress include commencing operations of INET, resolving the class action lawsuit (See Note 7) and raising additional equity investment (see Notes 8, 16 and 17). However, the Company remains constrained in its ability to access outside sources of capital until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. Management believes that it will be able to continue to make progress on its business plan and mitigate the risks associated with its business, industry and current lack of working capital.


Financial Instruments
---------------------------------------
The carrying values of cash and cash equivalents, marketable securities, receivables, accounts payable and borrowings at March 31, 1999, and March 31, 1998, approximate fair value.

Marketable Securities
---------------------------------------
The Company accounts for marketable securities in accordance with Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, management determines the appropriate classification of debt securities at the time of purchase and re-evaluates such designation as of each balance sheet date. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost, adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in non-operating income (expense). Marketable equity securities and debt securities not classified as held-to-maturity are classified as available-for-sale. Available-for-sale securities are carried at fair value (based on published market values), with the unrealized gains and losses reported in a separate component of shareholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in non-operating income (expense). Realized gains and losses, interest income and dividends are included in non-operating income (expense). For purposes of determining the gain or loss on a sale, the cost of securities sold is determined using the average cost of all shares of each such security held at the dates of sale.

Gains on sales of available-for-sale securities totaled $877,000, $242,000 and $0 in fiscal 1999, 1998 and 1997, respectively; and losses totaled $0, $397,000 and $736,000 in fiscal 1999, 1998 and 1997, respectively.

Non-Marketable Securities
---------------------------------------
Non-marketable securities are accounted for on a lower of cost or market basis. A write-down to market is recognized on the determination that a permanent impairment of value has occurred.

Property and Equipment
---------------------------------------
Property and equipment are stated at cost. Depreciation expense is computed on the straight-line method for financial reporting purposes over the estimated useful lives of the assets which range from three to eighteen years. Depreciation for income tax purposes is computed on accelerated cost recovery methods. Expenditures which substantially increase value or extend asset lives are capitalized. Expenditures for maintenance and repairs are charged to expense as incurred.

                                                   March 31,    March 31,
        Property and equipment consist of the         1999        1998
          following (in thousands):                ---------    ---------

               Land                                 $  ---        $  50
               Fixtures and equipment                5,030           13
                                                    ------        -----
                                                     5,030           63
               Less accumulated depreciation          (223)          (6)
                                                    -------       ------
                                                    $4,807        $  57
                                                    ======        =====

Intangible Assets
-------------------------------------
Intangible assets, net of amortization, consist of the following (in thousands):


                                                  March 31,    March 31,
                                                    1999         1998
                                                  ---------    ---------
          Intellectual property rights              $3,316       $3,519
          Goodwill                                   2,167         ---
          Other                                        136           23
                                                    ------       ------
                                                    $5,619       $3,542
                                                    ======       ======

The Company amortizes the goodwill created through the acquisition of INET in September 1998 over a five-year period on a straight-line basis. Accumulated amortization was $0.3 million at March 31, 1999.


Included in intangible assets are the intellectual property rights for the DSS Switch. The Company amortizes the intellectual property rights over a 20-year period on a straight-line basis. Accumulated amortization was $0.7 million and $0.5 million at March 31, 1999 and 1998, respectively.


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


Revenue Recognition
------------------------------------

Long Distance Services
Revenue related to long-distance services is recognized at the time of usage.

Switch Sales (Discontinued)
As described in Note 17, the Company decided to discontinue our switch business in May 2000. All revenue and expenses related to the switch business are summarized in the line item "loss on discontinued operations" in the accompanying financial statements. Revenue and profits related to shipments of switching equipment have generally been recognized upon shipment to a credit-worthy customer, based on a fixed price. The Company also sells maintenance and other services to its customers. Revenue related to these services is recognized on a straight-line basis over the life of the contract.

Since 1998, the Company has also been involved in transactions in which the end-user of the switch equipment does not have established credit and will obtain a third party leasing company to purchase the equipment or assume the end users' purchase obligation. At March 31, 1999, there were no unpaid transactions that had not been assumed by a credit worthy leasing company.

In transactions involving leasing companies, the leasing companies may withhold a portion of the sales price, as additional security, the payment of which is contingent on the lessee completing their payment obligations. At March 31, 1999, included in deferred revenue was approximately $2.2 million related to the amounts due from leasing companies, the payment of which was contingent on the lessees completing their payment obligations under the lease. In addition as of March 31, 1999, the Company deferred $3.1 million of profit recognition related to three leases with a leasing company that the Company had not done business with in past. This leasing company was withholding payment until the lessee and lessor acknowledged that the equipment was operational.


Credit and Other Concentrations
-------------------------------------

For the year ended March 31, 1999, third party lessors were involved in approximately 97% of net sales of our discontinued switching business (see Note
2). For the year ended March 31, 1998, a third party lessor was involved in approximately 40% of the revenue for the switch segment and revenue from Apollo Inc. accounted for approximately 19% of revenue of the switch segment (see Note
4). For the year ended March 31, 1997, Concentric Network Corporation accounted for almost all revenue of the switch segment. At March 31, 1999 and 1998, two third-party lessors accounted for 77% and 41%, respectively, of gross receivables included in assets of discontinued operations, respectively. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral other than, in certain instances, a perfected security interest in the related equipment. In addition, approximately 11% of inventory purchased during fiscal 1998 was supplied by Sattel Technologies, Inc.


Research and Development Costs
-------------------------------------

Engineering, research and development costs include all engineering charges related to new products and product improvements, and are charged to operations when incurred. These costs are included in loss from discontinued operations in the accompanying consolidated statements of operations. Software development costs are capitalized once technological feasibility is established and are included in the net long-term assets of discontinued operations in the accompanying consolidated balance sheets.


Income Taxes
--------------------------------------
The Company accounts for income taxes using the liability method in accordance with SFAS No. 109, "Accounting for Income Taxes".


Loss Per Common Share
--------------------------------------
The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share. Because of the net losses in fiscal 1997, 1998 and 1999, the effect of options and warrants are not included in the calculations of loss per common share. Loss per share amounts for the years ended March 31, 1997 and 1998 have been restated to reflect the effect of the Company's 5% stock dividend on November 4, 1998.

    The beneficial conversion feature ($1,050,000) discussed in Note 8 has been accounted for as a dividend to Series A Convertible Preferred shareholders. In computed net loss per share applicable to common stock shareholders for the year ended March 31, 1999, all dividends on preferred stock have been added to the net loss to arrive at the net loss applicable to common shares.


Use of Estimates
-------------------------------------
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Statement of Cash Flows
-------------------------------------
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.

--------------------------------------------------------------------------------
NOTE 2   DISCONTINUED OPERATIONS
--------------------------------------------------------------------------------

Discontinuance of Switch Business

In May 2000, the Board of Directors of the Company approved a restructuring plan that provides for the discontinuance and sale of the DSS Switch segment of the business. As a result, the Company has reported the operations of the DSS Switch business for 1999, 1998 and 1997 separately as discontinued operations in the accompanying consolidated statement of operations. Also the assets and liabilities of this segment are presented separately and summarized in the accompanying 1999 and 1998 consolidated balance sheets as follows:

                                                            1999          1998
                                                            ----          ----
                                                          (Dollars in Thousands)
     Current assets:
          Accounts receivable                               $ 9,790      $  564
          Inventory                                           2,130       2,122
          Prepaids and other current assets                     286         554
                                                            -------      ------
                                                            $12,206      $3,240
                                                            -------      ------

     Current liabilities:
          Accounts payable                                  $ 5,275      $1,380
          Other accrued liabilities                           3,515       3,066
          Deferred revenue and customer deposits              7,810        ---
          Current portion capital leases                        156        ---
                                                            -------      -----
                                                            $16,756      $4,446
                                                            -------      ------

     Net current liabilities of discontinued operations     $ 4,550      $1,206
                                                            =======      ======

     Non-current assets:
          Property and equipment, net                       $ 3,374      $2,333
          Capitalized software development                    1,604        ---
          Notes receivable                                      100        ---
                                                            -------      -----
     Net long-term assets of discontinued operations        $ 5,078      $2,333
                                                            =======      ======

Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date will be included in the estimated loss on disposal and will be recorded as a charge in the consolidated financial statements in fiscal 2000. The Company expects to record a charge for estimated loss on disposal of the switch business of approximately $10.0 million in fiscal 2000, which includes estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. The Company expects to dispose of the segment by the end of the second quarter of fiscal 2001.

The operating results relating to the above discontinued segment are as follows:

                                                Fiscal Year Ending March 31
                                                  (Dollars in Thousands)

                                            -----------------------------------

                                              1999         1998          1997
                                              ----         ----          ----
Net sales                                   $35,907      $  5,264      $ 7,154
                                            =======      ========      =======
Loss from discontinued operations           $(4,253)     $(18,766)     $(8,697)
                                            ========     ========      ========

1996 - 1997 Restructuring

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


The components of net assets and liabilities of discontinued operations include certain items from the discontinued meat and seafood segment as follows (in thousands):

                                                            1999         1998
                                                            ----         ----
   Other assets                                           $ ---        $    7
   Property and equipment, net                              2,572       2,572
   Long term debt                                            (688)       (740)
                                                          --------     -------
   Net non-current assets of discontinued operations      $ 1,884      $1,839
          Reserve for loss on disposal                     (1,650)       (930)
                                                          --------     -------
          Net assets of discontinued operations           $   234      $  909
                                                          =======      ======

The 1997 estimated loss on disposal of discontinued operations consists of the following (in thousands):

    Estimated operating losses for the disposal period and
         loss on disposal of C&L and Valley                              $2,054
    Operating losses for the disposal period and
         loss on the disposal of APC                                      2,550
    Investment banking fees, including the fair value of
         a warrant to purchase  common stock                              1,100
    Professional fees incurred in connection with the spin-off              854
    Severance payments to Messrs. Fisher, Runge and Lilly (see Note 12) 508 Charge due to acceleration of deferred compensation payments
         to Messrs. Fisher and Runge (see Note 12)                          137
    Other                                                                   347
                                                                         ------
                                                                         $7,550


The Company believes that the net assets of discontinued operations related to C&L, Valley and Entree/APC are recorded at approximate net realizable value at March 31, 1999.

As of June 18, 1999, the Company had collected all cash related to the sale of discontinued operations of the meat and seafood segment except $410,000 due under a note and the only asset of discontinued operations was real estate related to the land and buildings of the discontinued APC operation. The real estate is listed for sale. Based upon an estimate of the current market value of the real estate, the Company took an additional charge of $900,000 in the second quarter of fiscal 1999. The asset book value as of March 31, 1999 was $234,000, net of mortgages and reserves applicable to the property.

Operating results, net of minority interest, relating to the following discontinued operations for fiscal year 1997 through the measurement date of November 20, 1996 are as follows (in thousands):


                                                     Fiscal Year Ending March 31, 1997
                                              -----------------------------------------------
                                                          Telecomm-      Wire
                                               Meat and   unications  Installation
                                               Seafood    Equipment    and Service    Total
                                               --------   ----------  ------------   --------
Net sales                                     $188,853    $19,750       $11,540      $220,143
                                              ========    =======       =======      =========
Earnings (loss) from discontinued operations  $  (584)    $   (51)      $    10      $   (625)
                                              ========    ========      =======      =========


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

In fiscal 1999, certain Class B Unit holders converted a total of 138 Units into shares of Company common stock in accordance with the amended terms for conversion. Certain current and former employees of CTL continue to collectively own 1,369 Class B Units, representing all of the Class B Units currently outstanding. The following table reflects the ownership of the Class B Units by the management of CTL and others as of June 15, 1999:

                       Name                   Class B Units
                       ----                   -------------
                James J. Fiedler                 350
                Daniel W. Latham                 212
                David Held                       250
                Bruce Thomas                     250
                Others                           307
                                               -----
                                               1,369


--------------------------------------------------------------------------------
NOTE 4   ACQUISITIONS
--------------------------------------------------------------------------------

NUKO
----------------------------------------

In December 1997, the Company entered into a letter of intent regarding a merger with NUKO Information Systems, Inc. ("NUKO"). NUKO is a manufacturer of compression and transmission technology for a variety of video applications. The Company subsequently was unable to reach agreement with NUKO on the transaction and withdrew its offer in March 1998. During negotiations, and in accordance with the terms of the letter of intent, the Company advanced funds to support NUKO's ongoing activity. Including the interest, the total funding advanced to NUKO and now owed to the Company of $1.9 million is secured by a pledge to the Company of shares of stock owned by NUKO in iCompression, Inc. (fka, Internext Compression, Inc.). At the time this security was accepted by the Company, the iCompression stock had no published market value nor was there any reliable financial information available. In April 1998, NUKO filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In May 1999, the Company received an offer to purchase the collateral for a total price of $1.9 million. The Company has accepted this offer subject to NUKO's right of first offer to purchase the shares. This amount is included in notes receivable - current in the accompanying balance sheet.


Systeam
----------------------------------------

In fiscal 1998, the Company invested $750,000 in Systeam, S.p.A. Based in Rome, Italy, Systeam develops voice, data, video and Internet solutions. This investment represents an approximately 9% equity ownership of Systeam. In February 1999, the Company announced that it signed a definitive agreement to acquire controlling interest in Systeam by increasing its equity position to 60% from 9%, for approximately $5.0 million in cash, including $1.5 million for working capital and 880,000 unregistered shares of Company common stock. As part of the Systeam acquisition, the Company also will acquire an indirect controlling interest in Smartech, an information technology-consulting firm that provides software solutions for telecom, financial service and utility companies. Smartech is 51% owned by Systeam. In March 1999, the Company advanced to Systeam an additional $550,000 toward the option to achieve the planned 60% equity position. This amount is included in other assets in the accompanying balance sheet. The investment in Systeam is accounted for using the cost method. Subsequent to March 31, 1999, the Company sold all of its interests in Systeam, S.p.A., see Note 17.


Coyote Gateway
----------------------------------------

On April 16, 1998, the Company established Coyote Gateway, LLC, a Colorado limited liability company ("CGL"). The Company owns 80% of CGL and American Gateway Telecommunications, Inc., a Texas corporation ("AGT"), and other minority investors own 20%. In consideration of its 20% ownership interest, AGT contributed assets to CGL, consisting of customer contracts for the transmission of international telephone minutes and vendor and carrier contracts to service those contracts. Subsequent to March 31, 1999, the Company sold all of its interest in CGL, see Note 17.


INET
----------------------------------------
On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc. ("INET") through the merger of INET into a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company made total cash payments of $1.0 million and issued a total of 198,300 shares of the Company's common stock as consideration for the outstanding shares of INET capital stock, the cancellation of certain warrants to purchase shares of INET common stock, the transfer of certain lines of credit and certain contractual releases. The Company also agreed to forgive and extinguish all loans and advances in the amount of $433,000 which had been made to INET prior to the merger, of which $333,000 was advanced in fiscal 1999. As further consideration, the Company will issue earnout shares of the Company's common stock to the former INET shareholders in five installments based upon certain earning targets for the period from October 1, 1998 to March 31, 2001. As of March 31, 1999, the maximum amount payable under the earnout agreement is $1.25 million payable in Company common stock to be valued at certain average trading prices at the time any earnout is payable. Since the earnings targets have not yet been achieved and management considers the likelihood to be remote, no earnout stock has been provided as of March 31, 1999. In connection with the acquisition of INET, the Company recorded goodwill of $2.6 million. (See Note 1 - Intangible Assets).

Crescent
----------------------------------------
In September 1998, the Company acquired a 19.9% equity position in Crescent Communications, Inc. ("Crescent"). Crescent is an early stage entity formed to provide primarily wholesale telecommunication services to select international markets. The Company acquired this minority interest for the sum of $1.3 million represented by a cash payment of $0.4 million to Crescent and $0.9 million in the form of a discount granted on switching equipment sold to Crescent (through a third-party lessor) in September 1998, this investment is accounted for using the cost method. As of March 31, 1999, Crescent was not yet running telecommunications traffic through its switching equipment and the Company recorded a $0.5 million realization reserve on this investment.

Apollo
----------------------------------------
In February 1999, the Company entered into an agreement, subject to certain conditions, to acquire Apollo Telecom, Inc. ("Apollo"). Apollo subsequently was unable to meet the stipulated conditions and the Company withdrew its offer in April 1999. During the negotiations and in connection with the proposed acquisition, the Company advanced funds to Apollo in part secured by a Class II Telecommunications License to originate and terminate traffic in Tokyo, Japan. The total funding advanced to Apollo as at March 31, 1999 was $1.1 million. In April 1999, subsequent to the withdrawal of the Company's acquisition offer, Apollo filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. The Company subsequently obtained the Japanese license which has an estimated market value of $220,000. The Company recorded an expense charge of $0.9 million to fully provide for the loss in the fourth quarter of fiscal 1999.

Provisions were made for expenses of $2.2 million in fiscal 1998 for losses in connection with failed acquisitions, including funds advanced, costs of professional services, due diligence expenses, financial consulting fees and losses. The Company has provided for this amount, by recording a $1.8 million reserve against notes receivable and has accrued $400,000 in other accrued liabilities for other costs in the accompanying Balance Sheet. In fiscal 1999, the Company incurred similar expenses related to the Crescent investment ($0.5 million) and the Apollo ($0.9 million) investment were offset by recoveries on prior year provisions. These provisions and recoveries are included in selling, general and administrative expenses in the accompanying financial statements.

--------------------------------------------------------------------------------

NOTE 5   DEPOSITS AND OTHER CURRENT ASSETS

--------------------------------------------------------------------------------

At March 31, 1999, the Company had deposits with long distance carriers of $5.2 million. In the fourth quarter of fiscal 1999, the Company recorded a reserve of $2.0 million related to various deposits made with long distance carriers. The financial viability of some of the carriers has raised concern regarding the ultimate realization of the deposits. This provision is included in selling, general and administrative expenses in the accompanying financial statements.


--------------------------------------------------------------------------------
NOTE 6   DEBT
--------------------------------------------------------------------------------

Debt consists of the following (in thousands):

                                                         March 31,    March 31,
                                                            1999        1998
                                                         --------     ---------
     Subordinated debentures due January 2002             $ 1,675      $1,817
          and capitalized interest
     8% Convertible loan due December 2000                  ---         3,673
     Note payable bearing interest at 10% payable in

          monthly installments through February 2000          436       ---
     Capital lease obligations                              2,400       ---
                                                          -------      ------
                                                            4,511       5,490
     Less current portion                                  (1,160)       (141)
                                                          -------      ------
                                                          $ 3,351      $5,349
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

Approximate annual amounts payable by the Company on debt and capital leases are as follows (in thousands):

                                                          Capital
                                                 Debt      Leases       Total
                                               ------     -------      -------

        2000                                    $  577     $  689      $ 1,266
        2001                                       141        686          827
        2002                                     1,393        678        2,071
        2003                                      ---         668          668
        2004                                      ---         150          150
                                                ------     ------      -------
                                                 2,111      2,871        4,982
      Less amount representing interest           ---        (471)        (471)
                                                ------     ------      --------
                                                 2,111      2,400        4,511
      Less current portion                        (577)      (583)      (1,160)
                                                -------    -------     --------
                                                $1,534     $1,817      $ 3,351
                                                ======     ======      =======

As of March 31, 1999, the Company has notes payable with PrinVest of $8.2 million secured by certain assets and by 708,692 shares of the Company's common stock and bearing interest at the bank's prime rate (7.75% at March 31, 1999) plus 1/2%. The notes were repayable on demand. (See Notes 12, 15 and 17). In July 1999, the payment date was extended to December 2001.


The Company also has a $2.2 million revolving line of credit secured against certain trade receivables, bearing interest at the bank's prime rate plus 4%. As of March 31, 1999, $1.1 million has been drawn against this line of credit. This line of credit is renewable annually on the first of March.

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
                                                        ------
                                                        $4,870

Coyote Network Systems, Inc. (The Diana Corporation) Securities
Litigation (Civ. No. 97-3186)
---------------------------------------------------------------
The Company was a defendant in a consolidated class action, In re The Diana Corporation Securities Litigation, that was pending in the United States District Court for the Central District of California. The Consolidated Complaint asserted claims against the Company and others under Section 10(b) of the Securities Exchange Act of 1934, alleging essentially that the Company was engaged, together with others, in a scheme to inflate the price of the Company's stock during the class period, December 6, 1994 through May 2, 1997, through false and misleading statements and manipulative transactions.

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

Nasdaq and Securities Exchange Commission
-------------------------------------------
On December 9, 1998, TheStreet.com, an Internet publication, published articles questioning the Company's reported equipment sale through Comdisco, Inc. to Crescent Communications (see Notes 4 and 12). The articles implied that Crescent Communications, Inc. did not exist, leading to the conclusion that the sale was not valid. The article also discussed a Form S-3 Registration Statement, indicating that numerous insiders were "poised to sell huge chunks" of their holdings. Immediately following the publication of these articles, the trading volume in the Company's common stock reached approximately 2.2 million shares, a number significantly in excess of historical trading level, and the common stock price declined more than 50%. As a result of the articles and the significant trading in the Company's common stock, The Nasdaq National Market suspended trading in the Company's common stock on Thursday, December 10, 1998. After the Company issued two press releases responding to the articles and further clarifying the transaction with Crescent Communications, The Nasdaq National Market resumed trading in the stock on Friday, December 11, 1998.

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


--------------------------------------------------------------------------------
NOTE 8   SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Options and Warrants
-------------------------------------
The Company has plans under which options to acquire up to 3,090,463 shares of the Company's common stock may be granted to directors, officers, key employees, consultants and non-employee directors of the Company and its subsidiaries. At March 31, 1999, options for 1,256,926 shares were available for grant under these plans. These plans are administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under each plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. The term of options granted shall not exceed 11 years from the date of grant of the option or from the date of any extension of the option term.

The following table summarizes the transactions for the option plans as well as for warrants issued for the last three fiscal years:

                                                         Option Price Per                       Warrant Price
                                            Options            Share            Warrants          Per Share
                                            -------      ----------------       ---------       -------------
Outstanding at March 30, 1996                971,158       $ 1.95 - 19.05          ---          $    ---
         5% stock dividend                    53,119            ---                ---               ---
         Granted                             135,024        5.00 - 27.00           ---               ---
         Cancelled                          (320,941)          19.05               ---               ---
                                            ---------                          -----------      -------------

Outstanding at March 31, 1997                838,360       $ 1.95 - 27.00          ---          $    ---
         Revalued - cancelled                (81,838)      19.05 - 27.00           ---               ---
         Revalued - granted                   81,838            3.00               ---               ---
         Granted                             284,250        3.00 - 7.72          2,329,198       2.14 - 6.86
         Exercised                          (442,956)       1.95 - 5.55            ---               ---
         Cancelled                          (175,680)       5.53 - 27.00           ---               ---
                                            ---------                          -----------      -------------

Outstanding at March 31, 1998                503,974       $ 1.95 - 19.05        2,329,198      $2.14 - 6.86
         5% stock dividend                    62,238            ---                149,045           ---
         Granted                           1,054,994        3.42 - 16.00           651,667       2.86 - 8.33
         Exercised                          (105,713)       2.86 - 9.00            ---               ---
         Cancelled                          (205,625)       2.86 - 19.05           ---               ---
                                          -----------                          -----------      -------------
Outstanding at March 31, 1999              1,309,868       $1.95 - 16.00         3,129,910      $2.14 - 6.86
                                          ==========                           ===========
Exercisable at March 31, 1999                305,997                             3,129,910
                                          ==========                           ===========

                                               Weighted Average
                                  Weighted        Remaining                       Weighted
Option Price    Outstanding        Average        Contractual    Exercisable       Average
  Per share       Options      Exercise Price     Life (Years)    Options       Exercise Price
------------    -----------    --------------   ---------------  -----------    --------------
    $1.86           25,526         $1.86             2.76            25,526         $1.86
 2.86 - 3.93       637,268          3.49             5.07           206,091          3.06
 3.99 - 6.01       268,790          5.00             4.27            60,551          4.63
 6.13 - 7.38       291,182          6.66             4.43            13,829          6.18
7.56 - 16.00        87,102          8.71             4.60              ---           ----
                 ---------                                         --------
                 1,309,868         $4.82             4.69           305,997          $3.41
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

The following pro forma net loss and net loss per common share information assumes that compensation cost was recognized for the vested portion of the awards granted in those years, based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 (in thousand, except per share amounts):

                                                 1999        1998        1997
                                                 ----        ----        ----
    Net loss   -  as reported                $ (14,743)   $(34,155)    $(21,018)
               -  proforma                     (15,461)    (34,439)     (21,500)
    Net loss per share   -   as reported         (1.63)      (4.60)       (3.80)
                         -   proforma            (1.70)      (4.64)       (3.88)


The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1999, 1998 and 1997:


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

In March 1998, the Company issued a warrant to a leasing company for services provided in connection with customer financing to purchase 38,800 shares of the Company's common stock at $4.00 per share. The Company recorded a fair value of the warrants as a reduction in net sales in the fourth quarter ended March 31, 1998 of $123,000 using the Black-Scholes option-pricing model, this amount is included in loss on discontinued operations in the accompanying consolidated statement of operations.

In fiscal 1999, the Company issued two five-year term warrants to a leasing company for services provided in connection with customer financing to purchase 75,000 shares and 70,000 shares of the Company common stock at $8.75 per share and $8.50 per share, respectively. The Company recorded a fair value of the warrants of $655,000 as a reduction in net sales in fiscal 1999, this amount is included in loss on discontinued operations in the accompanying consolidated statement of operations. The fair value was estimated using the Black-Scholes option-pricing model.

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


Convertible Preferred Stock and Warrants
-----------------------------------------

In September 1998, the Company entered into a private placement agreement and issued 700 shares of 5% Series A Convertible Preferred Stock, par value $.01, with a liquidation value of $10,000 per share. The total cash received by the Company was $6,345,000 after payment of $655,000 for fees and expenses associated with the issue. The preferred stock has no voting rights and is convertible, subject to certain limitations and restrictions, into shares of common stock, after a minimum holding period of 120 days, based upon a per share common stock price that will be the lesser of the initial conversion price as defined in the contract or 87% of the average of the three lowest per share market values during the ten trading day period prior to an applicable conversion date. This beneficial conversion feature has been valued at $1,050,000 and accounted for as a dividend to the preferred shareholders. The holders of Preferred Stock are entitled to receive 5% cumulative dividends per annum. No dividends can be paid or declared on any Common Stock unless full cash dividends, including past dividends declared, have been paid on the Preferred Stock. During fiscal 1999, the Company declared and paid cash dividends of $205,000 on the Preferred Stock.


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

Common Stock and Convertible Notes
-------------------------------------
In July 1997, the Company issued 1,880,750 shares of its common stock at $2.00 per share in a private placement. The Company received $3,362,000 from the private placement, net of fees of $400,000. In addition, warrants to purchase 1,880,750 shares of the Company's common stock at $3.00 per share were issued. The warrants are exercisable immediately and expire five years from issuance. Mr. Fiedler, the Company's Chairman and Chief Executive Officer, participated in the private placement and purchased 175,000 shares of common stock and received warrants to purchase 175,000 shares of the Company's common stock. In addition,

Mr. Stephen W. Portner, a director, and his daughter collectively participated in the private placement and purchased 11,250 shares of common stock and received warrants to purchase 11,250 shares of the Company's common stock. The common stock and common stock warrants issued in the private placement are subject to registration rights.

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

                    15 Day Average                 Applicable
               Closing Transaction Price             Discount
               -------------------------             --------
         Below             $3.00                         0%
         Between           $3.00 - $3.75                10%
                           $3.75 - $4.25                15%
                           $4.25 - $4.85                20%
                           $4.85 - $6.00                25%
         Amounts in excess of   $6.00                   20%

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

--------------------------------------------------------------------------------
NOTE 9   INCOME TAXES
--------------------------------------------------------------------------------

A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to loss from continuing operations before extraordinary items, minority interest and income tax credit for the last three fiscal years is as follows (in thousands):

                                                              1999        1998        1997
                                                              ----        ----        ----

  Federal income tax at statutory rate                       $(3,261)    $(5,232)   $(1,646)
  State income tax, net of federal benefit                      (575)       (923)      (291)
  Settlements of liabilities of unconsolidated subsidiary         (1)        (10)        (5)
  Tax effect of net operating loss not benefited               3,815       6,142      1,833
  Refund of federal income taxes paid in a prior year           ---        ---         (836)
  Other, net                                                      22          23        109
                                                             -------     -------     -------
  Income tax credit                                          $  ---      $ ---       $ (836)
                                                             =======     =======     =======


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The components of the Company's deferred tax assets and liabilities of continuing operations are as follows (in thousands):

                                                       March 31,     March 31,
                                                         1999          1998
                                                       --------      --------

     Federal net operating loss carryforwards          $ 16,818      $ 17,814
     State net operating loss carryforwards                 729         1,367
     Reserve for loss on discontinued operations            819           745
     Federal capital loss carryforward                    4,758           646
     Reserves                                               337           560
     Capitalized interest in CNS debentures                 168           225
     General business credit                                490           145
     All others                                             314           261
                                                       --------      --------

              Total deferred tax assets                  24,433        21,763
     Valuation allowance for deferred tax assets        (21,879)      (19,396)
                                                       ---------     ---------
     Net deferred tax assets                              2,554         2,367
     Intangible assets (net)                              1,407         1,407
     All others                                           1,147           960
                                                       --------      --------
              Total deferred tax liabilities              2,554         2,367
                                                       --------      --------
     Net deferred taxes                                $ ---         $  ---
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

--------------------------------------------------------------------------------
NOTE 10  NON-OPERATING INCOME (EXPENSE) AND UNUSUAL ITEMS
--------------------------------------------------------------------------------

Non-operating income (expense) consists of the following for the last three fiscal years (in thousands):

                                                               1999        1998       1997
                                                               -----       -----      -----

    Write-down of CNC preferred stock                          $ ---       $---       $(1,060)
    Net gains (losses) on sales of marketable securities          877       (155)        (736)
    Interest income                                               200        118          544
    Other                                                         (70)       127           32
                                                               -------     -----      --------
                                                               $1,007      $  90      $(1,220)
                                                               ======      =====      ========


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


In September 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of the Company at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement and the conversion into Company common stock at the option of the holder. An accrued expense charge of approximately $5,522,000 was recorded in the second quarter of fiscal 1998 and is included in the loss from discontinued operations in the accompanying consolidated financial statements. This charge is based on the value at September 4, 1997, of 866,250 shares of Company common stock at $6.375 per share that will be issuable to the Class A and Class B Unit Holders.

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


In September 1998, the Company sold approximately $13.0 million of switch equipment to Crescent Communications, Inc. ("Crescent") through a third party leasing arrangement. In addition to the cash proceeds, the Company received an approximately 20% ownership interest represented by 1,990 shares of common stock in Crescent and the Company entered into a maintenance and service agreement with Crescent. The Company did not recognize approximately $2.5 million of gross profit on this sale related to its equity interest in the buyer and amounts reserved for payment contingencies. The entire cash proceeds related to the sale were collected prior to September 30, 1998.


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


PrinVest Corporation, a financing and leasing corporation, has a minority interest of approximately 4% of the Company's subsidiary Coyote Gateway, LLC (dba AGT). During fiscal 1999, PrinVest has provided financing to AGT ($8.2 million at March 31, 1999) in connection with deposits required to be made by AGT to other long distance telecommunications carriers and for working capital. The Company has pledged 708,692 shares of common stock as collateral on the notes payable to PrinVest. In 1999, PrinVest was the purchaser/lessor on approximately $15.0 million of equipment that it is leasing to end-users.


In November 1997, the Company completed the sale of C&L Communications, Inc. ("C&L") to the management of C&L (See Note 2). During the years ended March 31, 1998 and 1999, the Company had the following transactions with C&L.

                                                        1999            1998
                                                        ----            ----

       Purchases from C&L (1)                        $9,498,000        $  ---
       Sales to C&L (1)                              $   ---           $304,000
       Redemption of Preferred Stock by C&L          $1,500,000        $  ---

       (1)  Included in discontinued operations

The purchases from C&L consist primarily of compression equipment manufactured by Newbridge Networks. C&L is a Newbridge dealer and the Company is not.

--------------------------------------------------------------------------------
NOTE 13  BUSINESS SEGMENT INFORMATION
--------------------------------------------------------------------------------

After the decision to discontinue the switch business, the Company will be operating in only one segment, long distance services.



--------------------------------------------------------------------------------
NOTE 14  STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

Supplemental cash flow information relating to continuing operations for the last three fiscal years is as follows (in thousands):

                                                                1999       1998        1997
                                                                ----       ----        ----

Non-cash transactions/continuing operations:

     Convertible debt expense associated with conversion
         to common stock below market price                   $  (382)    $1,875      $ ---
     Acquisitions purchased with common stock                   1,686       ---        1,818
     Conversion of promissory note and accrued interest
         into CNC preferred stock                                ---        ---        5,072
     Conversion of debt to common stock                         3,789       ---         ---
     Securities litigation warrant expense                       ---       8,000        ---
     Dividend paid in common stock                              3,359       ---        7,725


     Amounts paid directly by lender                           (7,921)      ---         ---
Non-cash transactions, discontinued operations:
     Expense charge on conversion of A & B units              $  ---      $5,522      $ ---
     Sales discount granted for investment in affiliate          (900)      ---         ---


--------------------------------------------------------------------------------
NOTE 15  LIQUIDITY AND CAPITAL RESOURCES
--------------------------------------------------------------------------------

Fiscal 1999  -  Year Ended March 31, 1999
--------------------------------------------

After the restructuring and discontinuance, the Company's operations are similar to those of an early-stage enterprise and are subject to all the risks associated therewith. These risks include, among others, uncertainty of markets, ability to develop, produce and sell profitably its products and services and the ability to finance operations. Management believes that it has made significant progress on its business plan in fiscal 1999 and to date in fiscal 2000. Significant actions in this progress include commencing operations of INET, resolving the class action lawsuit (See Note 7) and recently raising additional equity investment (see Notes 8, 16 and 17). However, the Company remains constrained in its ability to access outside sources of capital until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. Management believes that it will be able to continue to make progress on its business plan and mitigate the risks associated with its business, industry and current lack of working capital.


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

Fiscal 1998  -  Year Ended March 31, 1998
--------------------------------------------

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

As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July and December 1997, the Company raised $5,597,000 and $4,635,000 respectively, through equity and debt financing (see Note 8). With completion of the equity and debt financing and the collection of $4,400,000 of previously delinquent customer receivables and the receipt of $2,254,000 from the exercise of Company Employee Stock Options, the Company had more than sufficient funds to finance its operating activities in fiscal 1998 and ended the fiscal year with an operating cash balance of $3,700,000.

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

Fiscal 1997 - Year Ended March 31, 1997
----------------------------------------------
The Company encountered a liquidity deficiency in fiscal 1997 and subsequently, primarily because (i) certain customers of CTL were past due on receivables,
(ii) CTL has granted certain customers extended payment terms, (iii) CTL's revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring.

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

--------------------------------------------------------------------------------

NOTE 17  POST JULY 13, 1999 EVENTS

--------------------------------------------------------------------------------

Since July 13, 1999, several significant events have occurred. The are summarized as follows:

     1. In September 1999, the Company sold its interest in American Gateway Telecommunications ("AGT") by transferring all assets and liabilities to PrinVest Corp. (the holder of $8.2 million of Notes from AGT) reporting a gain of $6.2 million.

     2. In February 2000, the Company sold its interest in Systeam, S.p.A. for $1.2 million.

     3. In January and February 2000, the Company raised additional equity of $13.9 million (net of expenses) by the sale of approximately 3.2 million shares of 6% Series B Convertible Preferred Stock.

     4. In January 2000, the Company restructured its management team and business strategy. In connection therewith, the Company issued 2,000,000 shares of common stock to a consulting firm and issued options to purchase 750,000 shares of common stock at $5.00 per share. The options are subject to shareholder approval.

     5. In May 2000, the Company approved a plan that included the discontinuance of the Company's switch business. The financial statements have been restated to present the operations of the switch business as discontinued operations (see Note 2).

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

Upon further review by us it was determined that certain sales transactions at our Sattel Communications ("Sattel") operation were not consistent with the Sattel policy and procedure and the criteria required to support revenue recognition in accordance with generally accepted accounting principles. These errors resulted in revisions to previously reported unaudited financial information with respect to the second and third quarters of fiscal 1997. These revisions, which were included and reported in Note 16 Quarterly Results of Operations (Unaudited) of Form 10-K filed in respect of the fiscal year 1997, were as follows:

                                     ----------------------------------------------------
                                              FISCAL YEAR ENDED MARCH 31, 1997
                                     ----------------------------------------------------
                                           (In Thousands, Except Per Share Amounts)
                                     ----------------------------------------------------
                                                        12 Weeks Ended
                                     ----------------------------------------------------
                                       October 12, 1996               January 4, 1997
                                     ---------------------      -------------------------
                                     Originally                  Originally
                                      Reported     Revised        Reported        Revised
                                     ----------    -------       ----------       -------
  Net Sales                          $ 4,046       $ 3,666        $ 4,337         $ 2,552
  Gross profit (loss)                  3,034         2,775          3,057           1,842
  Net loss                           $(4,598)      $(4,737)       $(4,001)        $(5,936)
   Net loss per common share         $  (.87)      $  (.90)       $  (.76)        $ (1.12)

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

================================================================================
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY
--------------------------------------------------------------------------------

Identification of Directors
-----------------------------------------

The Board of Directors is divided into three classes of directors consisting of three classes of two members each or six members in the aggregate. The election of directors is staggered so that the term of only one class of directors expires each year. Generally, the term of each class is three years. The Board of Directors currently consists of the following members:


                      Directors with Terms Expiring in 1999
                    -----------------------------------------
Jack E. Donnelly, age 64, has been a director of the Company since November 1991. Since 1986, he has been a principal of Bailey & Donnelly Associates, Inc., an investment company.

Daniel W. Latham, age 51, has been a director of the Company since November 1996. He has been President and Chief Operating Officer of the Company since November 1996 and President of Coyote Technologies, LLC ("CTL") since September 1995. Prior to his association with CTL, Mr. Latham was the President of Frontier Communications Long Distance Company.

                      Directors with Terms Expiring in 2000
                   -----------------------------------------
James J. Fiedler, age 53, has been a director of the Company since August 1996. He has been Chairman and Chief Executive Officer of the Company since November 1996 and Chairman and Chief Executive Officer of CTL since September 1995. Previously, Mr. Fiedler was a principal in the consulting firm of Johnson & Fiedler. From November 1992 to September 1994, Mr. Fiedler was Vice President of Sales and Marketing and subsequently President and Director of Summa Four, Inc., a telecom switching company. From June 1989 to July 1992, Mr. Fiedler was Executive Vice President and Chief Operating Officer of Timeplex, a subsidiary of Unisys Corporation, engaged in the business of manufacturing data and telecommunications equipment. Prior to June 1989, Mr. Fiedler held executive positions with Unisys Corporation and Sperry Corporation (subsequently acquired by Unisys Corporation). He has been a director of Entree Corporation since November 1996.

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

                       Director with Term Expiring in 2001
                   -----------------------------------------
J. Thomas Markley, age 66, has served as an advisor to the Company's Board of Directors and was appointed as director in September 1999. Mr. Markley is President of JTM, Inc., a consulting firm specializing in senior management consulting for telecommunications, data communications and electric utilities. Previously, Mr. Markley was President of Raytheon Worldwide, a leading diversified technology company, as well as Corporate Vice President and President of Raytheon Data Systems. Prior to Raytheon, Mr. Markley was Deputy Program Manager of NASA's Apollo Program. Mr. Markley has served on the President's Science Advisory Council, as a member of the Space Defense Initiative Committee and as an examiner for the Malcolm Baldridge National Quality Award. Mr. Markley also was Senior Vice President Telecommunication

Operation and Planning for Salient3 Communications, Inc., a telecom equipment company.


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


Section 16(a) Beneficial Ownership Reporting Compliance
--------------------------------------------------------

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

================================================================================
ITEM 11. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

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

The following table sets forth, for the three fiscal years ended March 31, 1999, the total annual compensation paid to, or accrued by the Company for the account of, James J. Fiedler, Daniel W. Latham and Brian A. Robson (the "Named Executives") serving as such at March 31, 1999 and one former executive officer:

                                         SUMMARY COMPENSATION TABLE
 -----------------------------------------------------------------------------------------------------------
                                            Annual Compensation               Long-Term Compensation
                                   ---------------------------------- --------------------------------------
                                                        Other         Restricted  Securities    Long-term            All
          Name and                                      Annual         Stock      Underlying  Incentive Plan        Other
      Principal Position     Year  Salary     Bonus   Compensation(5)  Award(s)    Options       Layouts         Compensation
     ------------------      ----  -------    ------  --------------- ----------  -----------  -------------     ------------
James J. Fiedler (1)         1999  $300,000  $ 9,335     $20,000          ---      94,500 (6)     ---            $  7,200 (8)
   Chairman, CEO             1998  $200,000  $19,746     $15,000          ---        ---          ---            $  7,200 (8)
   and Director              1997  $200,000     ---      $ 3,750          ---        ---          ---               ---

Daniel W. Latham (2)         1999  $300,000  $ 9,335     $20,000          ---      94,500 (6)     ---            $  7,200 (8)
   President, COO            1998  $175,000  $19,746     $15,000          ---        ---          ---            $  7,200 (8)
   and Director              1997  $175,000     ---      $ 3,750          ---        ---          ---            $170,197 (9)

Brian A. Robson (3)          1999  $152,487  $12,875       ---            ---      98,125 (7)     ---               ---
  Executive Vice President   1998  $139,907     ---        ---            ---       2,100         ---            $ 21,921 (10)
   CFO and Secretary         1997  $ 56,250     ---        ---            ---      11,025         ---            $ 13,041 (10)

Edward Beeman (4)            1999  $ 79,526     ---        ---            ---        ---          ---            $ 53,548 (11)

[FN]
(1) On November 29, 1996, Mr. Fiedler was appointed Chairman and Chief Executive Officer of the Company. Mr. Fiedler also remained as Chairman and Chief Executive Officer of CTL (see Employment Agreements).

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

The table below provides information regarding stock options granted during the fiscal year ended March 31, 1999 to the Named Executives:

                                 OPTIONS GRANTED IN LAST FISCAL YEAR
                                         Individual Grants
                       --------------------------------------------------------------------------------------
                                                                                         Potential Realizable
                          Number of        % of Total                                      Value at Assumed
                           Shares        Options Granted                                 Annual Rate of Stock
                         Underlying       to Employees       Exercise     Expiration      Price Appreciation
                       Options Granted   in Fiscal Year        Price         Date         for Option Term(3)
                       ---------------   --------------      --------     ----------     -------------------
                                                                                             5%         10%
                                                                                             --         ---
    James J. Fiedler       94,500            9.3%             $3.81        04/01/08      $226,430    $573,819
    Daniel W. Latham       94,500            9.3%             $3.81        04/01/08      $226,430    $573,819
    Brian A. Robson        13,125 (1)        1.3%             $3.90        06/01/03      $ 14,142    $ 31,250
                           85,000 (2)        8.3%             $6.56        12/11/03      $154,055    $340,420

[FN]
(1) These options vest annually in one-third increments commencing June 1, 1999.

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

                         Number of Unexercised           Value of Unexercised In-the-Money
                       Options at March 31, 1999             Options at March 31, 1999(1)
                       ---------------------------       ---------------------------------
                       Exercisable   Unexercisable       Exercisable        Unexercisable

  James J. Fiedler         ---          94,500              ---               $195,615
  Daniel W. Latham         ---          94,500              ---               $195,615
  Brian A. Robson         4,375        106,875           $ 13,212             $ 52,412

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

Stock Option Plans
-------------------------
On December 11, 1986, the Board of Directors adopted the Company's 1986 Non-Qualified Stock Option Plan (the "1986 Plan"). The 1986 Plan, as amended, provides for the grant of options to purchase up to 832,963 shares of Common Stock to executive officers, key officers, employees, directors and consultants of the Company and its subsidiaries. In February 1998, the Board of Directors adopted the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of options to purchase up to 157,500 shares of Common Stock to non-employee directors of the Company. In March 1996, the Board of Directors adopted the Employees Non-Qualified Stock Option Plan of CTL (the "CTL Plan"). The CTL Plan provides for the grant of options to purchase up to 2,100,000 shares of Common Stock to executive officers, key employees, directors, consultants and advisors of the Company, its affiliates and subsidiaries.

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


Employment Agreements
-----------------------------------
On April 1, 1998, the Company entered into employment agreements, expiring on March 31, 2003, with Mr. Fiedler and Mr. Latham. Pursuant to each of their employment agreements, Messrs. Fiedler and Latham (the "Executive") will receive a guaranteed minimum annual salary of $300,000 or an amount based on a percentage of the Company's pre-tax income, whichever is greater; however, the Executive's annual salary shall not exceed $4.5 million. The Executive shall also receive deferred compensation for five years following his five-year employment term (the "Employment Term") based on a percentage of the Company's pre-tax income during each year of the Employment Term; however, deferred compensation shall not exceed $600,000 per year. The employment agreements also provide that the Executive will not compete with the Company for one year following the termination of his employment.

Compensation of Directors
-----------------------------
Directors receive an annual fee of $15,000, paid on a monthly basis. Directors are also reimbursed for travel expenses. In addition, directors receive up to $1,250 per day for each meeting attended (board or committee). Non-employee directors (including retired directors as determined by the Board) receive supplemental medical reimbursement to pay all medical expenses for them and their immediate families (spouses and unemancipated children) up to a limit of $25,000 per year.

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

================================================================================
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

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

                                                                                  Percent of
                  Name and Address                       Number of Shares         Outstanding
                of Beneficial Owner                     Beneficially Owned           Shares
                -------------------                     ------------------           ------
   Jack E. Donnelly (1).................................... 42,245 (2)                   *
   James J. Fiedler (1)....................................642,288 (3)               5.0%
   Daniel W. Latham (1)....................................232,312 (4)               1.8 %
   J. Thomas Markley (1)  ..................................21,000 (5)                   *
   Stephen W. Portner (1)...................................47,250 (6)                   *
   Brian A. Robson (1)......................................13,125 (7)                   *
   Alan J. Andreini (8)..................................1,134,335 (9)               9.0%
   JNC Opportunity Fund (10)...............................663,142 (11)              4.999%
   Richard L. Haydon (12)................................1,528,400 (13)             11.5%
   Kiskiminetas Springs School (14)......................1,010,210 (15)              8.0%
   All directors and executive officers of the
   Company as a group (5 persons)..........................998,220 (2)(3)            7.5%
                                                                   (4)(5)(6)(16)

[FN]
*        Less than 1%

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

================================================================================
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

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

================================================================================
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
         REPORTS ON FORM 8-K
--------------------------------------------------------------------------------
                                                                      Form 10-K
                                                                    Page Number

(a) Financial Statements and Financial Statement Schedules

    (1) The following consolidated financial statements of Coyote Network Systems, Inc. (formerly The Diana Corporation) and its subsidiaries are included in Item 8:

        Report of Arthur Andersen LLP, Independent Public Accountants         30

        Consolidated Balance Sheets - March 31, 1999 and March 31, 1998       31

        Consolidated Statements of Operations - Fiscal Years Ended March 31,
        1999, March 31, 1998 and March 31, 1997                               32

        Consolidated Statements of Changes in Shareholders' Equity - Fiscal
        Years Ended March 31, 1999, March 31, 1998 and March 31, 1997         33

        Consolidated Statements of Cash Flows - Fiscal Years Ended March 31,
        1999, March 31, 1998 and March 31, 1997                               34

        Notes to Consolidated Financial Statements                            35

    (2) The following consolidated financial statement schedule of Coyote Network Systems, Inc. is included in Item 14(d):

        Schedule I - Condensed Financial Information of Registrant            84

        Schedule II - Valuation and Qualifying Accounts                       88

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

21     Subsidiaries of Registrant


23     Consents of Independent Accountants*


27     Financial Data Schedule

-------------
*   To be filed by amendment.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

           Schedule I - Condensed Financial Information of Registrant

                            Statements of Operations

                    (In Thousands, Except Per Share Amounts)

                                                           Fiscal Year Ended
                                                                March 31,
                                                                  1997
                                                               ----------
     Administrative expenses                                    $  (3,410)

     Interest expense                                                 (52)

     Non-operating expense                                           (326)

     Income tax credit                                                836

     Equity in loss of unconsolidated subsidiaries                 (9,383)
                                                                ----------

     Loss from continuing operations                              (12,335)

     Loss from discontinued operations                             (8,175)
                                                                ----------

     Loss before extraordinary items                              (20,510)

     Extraordinary items                                             (508)
                                                                ----------

     Net loss                                                   $ (21,018)
                                                                ==========

     Loss per common share (basic & diluted):

           Continuing operations                                $   (2.23)
           Discontinued operations                                  (1.48)
           Extraordinary items                                       (.09)
                                                                ----------

           Net loss per common share                            $   (3.80)
                                                                ==========

     Weighted average number of common shares outstanding           5,535
                                                                =========



            See notes to condensed financial information and notes to
                       consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                            Statements of Cash Flows

                                 (In Thousands)

                                                               Fiscal Year Ended
                                                                   March 31,
                                                                      1997
                                                                   -----------
Operating activities:
     Loss before extraordinary items                               $(20,510)
     Adjustments to reconcile loss to
       net cash used by operating activities:
     Equity in loss of unconsolidated subsidiaries                   17,558
     Other                                                             (595)
     Changes in current assets and liabilities                        1,231
                                                                    -------

Net cash used by operating activities                                (2,316)
                                                                     -------
Investing activities:
     Proceeds from sales of marketable securities                     1,353
     Changes in investments in and advances to
       unconsolidated subsidiaries                                  (15,945)
     Other                                                              100
                                                                    -------

Net cash used by investing activities                               (14,492)
                                                                    --------
Financing activities:
     Repayments of long-term debt                                      (141)
     Common stock funding                                            13,918
     Extraordinary items                                               (508)
                                                                    --------
Net cash provided by financing activities                            13,269
                                                                    -------
Decrease in cash                                                     (3,539)
Cash at the beginning of the year                                     3,567
                                                                    -------
Cash at the end of the year                                              28
                                                                    =======
Non-cash transactions:
     Purchase of minority interest with common stock                $ 1,818



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

                    Report of Independent Public Accountants


To the Board of Directors and Shareholders of Coyote Network Systems, Inc. and Subsidiaries:

We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Coyote Network Systems, Inc. included in this Form 10-K, and have issued our report thereon dated July 13, 1999, except as to Notes 2 and 17, which is as of May 16, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP
Los Angeles, California
May 16, 2000

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                 Schedule II - Valuation and Qualifying Accounts

                                 (In Thousands)

                                                             Fiscal Year Ended
                                                     ----------------------------------
                                                      March 31,    March 31,   March 31,
                                                         1999        1998       1997
                                                     -----------   ----------  --------
Allowance for net unrealized losses on
   current marketable securities:

Balance at beginning of year                            $ ---       $ ---      $ 876

  Charge (credit) against shareholders' equity            ---         ---       (876)
                                                        ------      ------     ------

Balance at end of year                                  $ ---       $ ---      $ ---
                                                        ======      ======     ======


Allowance for doubtful accounts on receivables:

  Balance at beginning of year                          $ ---       $ ---      $ ---

  Bad debt expense                                        186         ---        ---

  Write-offs/recoveries                                   ---         ---        ---
                                                        ------      ------     ------

Balance at end of year                                  $ 186       $ ---      $ ---
                                                        ======      ======     ======


================================================================================
                                   SIGNATURES
================================================================================

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 16th day of May 2000.


                                               COYOTE NETWORK SYSTEMS, INC.

                                               By:   /s/ James R. McCullough
                                                     --------------------------
                                                     James R. McCullough
                                                     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of and the in the capacities and on the dates indicated.

      Signature                           Title                          Date

/s/James R. McCullough    Chief Executive Officer and Director      May 16, 2000
----------------------    (Principal Executive Officer)
James R. McCullough


/s/ Daniel W. Latham      President, Chief Operating Officer        May 16, 2000
----------------------
Daniel W. Latham          and Director


/s/ Brian A. Robson       Executive Vice President,                 May 16, 2000
----------------------    Chief Financial Officer and Secretary
Brian A. Robson           (Principal Financial and Accounting Officer)


/s/ John M. Eger          Director                                  May 16, 2000
----------------------
John M. Eger

/s/ J. Thomas Markley     Director                                  May 16, 2000
----------------------
J. Thomas Markley