Form 10-Q/A
period 1999-09-30
COYOTE NETWORK SYSTEMS INC
filed 2000-05-30
CIK 57201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                         -------------------------------

                                   FORM 10-Q/A
                                 Amendment No. 1


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


                         -------------------------------

                         Commission file number: 1-5486

                          COYOTE NETWORK SYSTEMS, INC.

              -----------------------------------------------------
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

                                 (818) 735-7600
                      ------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               |X| YES |_| NO

At May 26, 2000, the Registrant had issued and outstanding an aggregate of 17,426,001 shares of its common stock.

================================================================================

                          COYOTE NETWORK SYSTEMS, INC.
                                AND SUBSIDIARIES

                                                                            Page
                                                                            ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                 Balance Sheets..............................................  1
                 Statement of Operations.....................................  2
                 Statement of Cash Flows.....................................  3
                 Notes to Financial Statements...............................  4

         Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations....................... 10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 14



PART II. OTHER INFORMATION


         Item 1.  Legal Proceedings.......................................... 16
         Item 2.  Changes in Securities and Use of Proceeds.................. 16
         Item 6.  Exhibits and Reports on Form 8-K........................... 16
         Signatures.......................................................... 18

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
------------------------------------

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets

                                 (In Thousands)

                                                                                 Sept. 30, 1999       March 31, 1999
                                                                                 --------------       --------------
                                        Assets                                    (Unaudited)
Current assets:

     Cash and cash equivalents                                                      $   1,036           $   1,225
     Receivables, net of allowance of $305 at September 30, 1999
     and  $186 at March 31, 1999                                                        2,856               2,502

     Notes receivable - current                                                           352               2,367
     Deposits and other current assets                                                  1,325               4,035
                                                                                    ---------           ---------
         Total current assets                                                           5,569              10,129

Property and equipment, net                                                             3,985               4,807

Intangible assets, net                                                                  5,259               5,619
Net long term assets of discontinued operations                                         5,059               5,312
Notes receivable - non-current                                                            828                 771
Investments                                                                             1,550               1,550
Other assets                                                                              530                 619
                                                                                    ---------           ---------
                                                                                    $  22,780           $  28,807
                                                                                    =========           =========

                       Liabilities and Shareholders' Equity
Current liabilities:

     Lines of credit                                                                $   1,008           $   1,133
     Accounts payable                                                                   3,917               2,885

     Accrued professional fees and litigation costs                                       211                 676
     Other accrued liabilities                                                            810                 384
     Current portion of long-term debt and capital lease obligations                    1,004               1,160
     Net current liabilities of discontinued operations                                 1,819               4,550
                                                                                    ---------           ---------
         Total current liabilities                                                      8,769              10,788

Notes payable                                                                            ---                8,183
Long-term debt                                                                          1,464               1,534
Capital lease obligations                                                               1,634               1,817
Other liabilities                                                                         426                 428
Commitments and contingencies


Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares;

       issued 600 and 700 shares, liquidation preference of $10,000 per share           6,000               7,395
     Common stock - $1 par value:  authorized 30,000,000 shares,
       issued 13,677,496 and 11,167,456 shares                                         13,678              11,167
     Additional paid-in capital                                                       115,925             109,254
     Accumulated deficit                                                             (119,359)           (116,002)
     Treasury stock at cost                                                            (5,757)             (5,757)
                                                                                    ----------          ----------

         Total shareholders' equity                                                    10,487               6,057
                                                                                    ---------           ---------

                                                                                    $  22,780           $  28,807
                                                                                    =========           =========



            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations

                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)


                                                                    3 MONTHS ENDED                 6 MONTHS ENDED
                                                                ------------------------       -----------------------
                                                                 Sept. 30,     Sept. 30,        Sept. 30,    Sept. 30,
                                                                   1999          1998            1999         1998
                                                                 ---------     ---------        ---------   ---------

Net sales                                                        $   2,449     $     720        $  4,308       $   849
Cost of sales                                                        2,099           890           3,512         1,052
                                                                 ---------     ---------        --------       -------
Gross profit (loss)                                                    350          (170)            796          (203)
Selling and administrative expenses                                  2,766         1,294           4,958         2,116
                                                                 ---------     ---------        --------       -------
Operating loss                                                      (2,416)       (1,464)         (4,162)       (2,319)
Interest expense                                                      (407)          (27)           (680)          (42)
Non-operating income (expense):
     Gain on sale of AGT                                             6,209          ---            6,209          ---
     Other                                                              78           (92)            183          (251)
                                                                 ---------     ---------        --------       -------
                                                                     6,287           (92)          6,392          (251)
                                                                 ---------     ----------       --------       --------

Income (loss) from continuing operations                             3,464        (1,583)          1,550        (2,612)
Income (loss) from discontinued operations                          (2,992)          233          (4,753)          184
                                                                 ----------    ---------        ---------      -------
     Net income (loss)                                           $     472     $  (1,350)       $ (3,203)      $(2,428)
                                                                 =========     ==========       =========      ========

Income (loss) per common share - basic:
     Continuing operations                                       $     .27     $    (.20)       $    .12       $  (.32)
     Discontinued operations                                          (.24)          .03            (.40)          .02
                                                                 ----------    ---------        ---------      --------
     Net income (loss) per common share [basic]                  $     .03     $    (.17)       $   (.28)      $  (.30)
                                                                 =========     ==========       =========      ========
Income (loss) per common share - diluted:
     Continuing operations                                       $     .22     $    (.20)       $    .09       $  (.32)
     Discontinued operations                                          (.19)          .03            (.31)          .02
                                                                 ---------     ---------        ---------      -------
Net income (loss) per common share [diluted]                     $    (.03)    $    (.17)       $   (.22)      $  (.30)
                                                                 ==========    ==========       =========      ========
Weighted average number of common shares outstanding
        -  basic                                                    12,704         9,586          11,960         9,125
        -  diluted                                                  15,602         9,586          15,070         9,125




            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)
                                 (In Thousands)

                                                                                           6 MONTHS ENDED
                                                                                  --------------------------------
                                                                                  Sept. 30, 1999    Sept. 30, 1998
                                                                                  --------------    --------------
Operating activities:

     Net loss                                                                     $   (3,203)       $   (2,428)
Adjustments to reconcile loss to net cash provided (used)
  by operating activities:
     Depreciation and amortization                                                       488                30
     Gain on sale of land                                                               ---                (17)
     Gain on sale of Coyote Gateway, LLC                                              (6,209)             ---
     Provision for loss on discontinued operations                                       310               900
     Provision for common stock warrants issued                                          455              ---
     Net change in discontinued operations                                            (1,920)            8,066
     Changes in current assets and liabilities                                         2,328             3,094
                                                                                  ----------        ----------
Net cash provided (used) by operating activities                                      (7,751)            9,645
                                                                                  -----------       ----------

Investing activities:

     Purchases of property and equipment                                                (715)             (186)
     Proceeds from sales of marketable securities                                       ---                 16
     Proceeds from sale of land                                                         ---                 67
     Change in notes receivable                                                           57               270
     Increase in investments  in affiliate                                              (383)             (400)
     Cash investment in INET                                                            ---             (1,333)
     Net change in discontinued operations                                              (559)           (2,152)
                                                                                  -----------       -----------


Net cash provided (used) by investing activities                                      (1,600)           (3,718)
                                                                                  -----------       -----------
Financing activities:

     Repayments of long-term debt and capital lease obligations                         (309)              (71)
     Common stock issued, net of expenses                                             11,332               306
     Redemption of preferred stock                                                    (4,000)             ---
     Increase in note payable                                                          2,417              ---
     Decrease in borrowing on line of credit                                            (124)             ---
     Preference stock issued net of expenses                                            ---              6,345
     Preference stock dividends paid                                                    (154)              (29)
                                                                                  ----------        ----------
Net cash provided by financing activities                                              9,162             6,551
                                                                                  ----------        ----------

Increase (decrease) in cash and cash equivalents                                        (189)           12,478

Cash and cash equivalents:
     At beginning of the period                                                        1,225             3,746
                                                                                  ----------        ----------
     At end of the period                                                         $    1,036        $   16,224
                                                                                  ==========        ==========
Non-cash transactions:

     Issuance of common stock warrants                                                   455               485
     Conversion of convertible notes and interest into common stock                      ---             3,407
     Discount granted for investment in affiliate                                        ---               900
     Issuance of common stock for INET acquisition                                       ---             1,686
     Conversion of Class B Units into common stock                                       330              ---
     Gain on sale of Coyote Gateway, LLC                                               6,209              ---
     Beneficial conversion feature on preference shares                                  ---               262


            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION
--------------------------------------

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain prior year balances have been changed to conform to the current period presentation. Operating results for the three months ended September 30, 1999, are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the fiscal year ended March 31, 1999.



NOTE 2   DISCONTINUANCE OF SWITCH BUSINESS

-------------------------------------------

In May 2000, the Board of Directors of the Company approved a restructuring plan that provides for the discontinuance and sale of the DSS Switch segment of the business, which includes Coyote Technologies, LLC, Coyote Communications
Services, LLC and TelecomAlliance. As a result, the Company has reported the operations of the DSS Switch business separately as discontinued operations in the accompanying consolidated statement of operations. Also the assets and liabilities of this segment are presented separately and summarized in the accompanying consolidated balance sheets as follows (dollars in thousands):

                                                          September 30, 1999         March 31, 1999
                                                          ------------------         --------------
                                                              (Unaudited)
     Current assets:
          Accounts receivable                                     $ 16,591              $  9,790
          Inventory                                                  2,392                 2,130
          Prepaids and other current assets                            223                   286
                                                                  --------              --------
                                                                  $ 19,206              $ 12,206
                                                                  --------              --------
     Current liabilities:
          Accounts payable                                           3,634              $  5,275
          Other accrued liabilities                                  3,817                 3,515
          Deferred revenue and customer deposits                    13,502                 7,810
          Current portion capital leases                                72                   156
                                                                  --------              --------
                                                                  $ 21,025              $ 16,756
                                                                  --------              --------

     Net current liabilities of discontinued operations           $  1,819              $  4,550
                                                                  ========              ========

     Non-current assets:
          Property and equipment, net                             $  2,951              $  3,374
          Capitalized software development                           2,008                 1,604
          Notes receivable                                             100                   100
                                                                  --------              --------
     Net long-term assets of discontinued operations              $  5,059              $  5,078
                                                                  ========              ========

Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date will be included in the estimated loss on disposal and will be recorded as a charge in the consolidated financial statements in the fourth quarter of fiscal 2000. The Company expects to record a charge for estimated loss on disposal of the switch business of approximately $10.0 million in fiscal 2000, which includes an estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. The Company expects to dispose of the segment by the end of the second quarter of fiscal 2001.

The operating results relating to the above discontinued segment are as follows (dollars in thousands):

                                                3 Months Ended                       6 Months Ended
                                       -------------------------------      --------------------------------
                                                (Unaudited)                             (Unaudited)
                                       Sept. 30, 1999   Sept. 30, 1998      Sept. 30, 1999    Sept. 30, 1998
                                       --------------   --------------      --------------    --------------
  Net sales                               $  5,069         $  13,789           $ 13,615         $ 20,853
                                          ========         =========           ==========       ========
  Income (loss) from discontinued
       operations                         $ (2,988)        $   1,133           $ (4,439)        $  1,084
                                          =========        =========           =========        ========



After the decision to discontinue the switch business, the Company will be operating in only one segment, long distance services.


1996 - 1997 Restructuring
-------------------------
In November 1996 (and revised in February 1997), the Board of Directors of Coyote Network Systems, Inc. (the "Company") approved a restructuring plan (the "Restructuring") to separate its telecom switching equipment business (the "CTL Business") from the following businesses:


                  Segment                               Company
                  -------                               -------
   Telecommunications equipment distribution             C&L
   Wire installation and service                         Valley
   Wholesale distribution of meat and seafood            Entree/APC


On February 3, 1997, the Company sold a majority of the assets of APC to Colorado Boxed Beef Company. On November 20, 1997, the Company sold its telecommunications equipment distributor subsidiary, C&L Communications, Inc. ("C&L"), to the management of C&L. In March 1998, the Company sold its 80% owned wire installation and service subsidiary, Valley Communications Inc., to Technology Services Corporation.

As of June 18, 1999, the Company had collected all cash related to the sale of discontinued operations of the meat and seafood segment except $410,000 due under a note and the Company's only remaining asset of discontinued operations was real estate related to the land and buildings of the discontinued APC operation. Based upon an estimate of the market value of the real estate, the Company took an additional charge of $900,000 in the second quarter of fiscal 1999. This charge is included in the loss from discontinued operations in the condensed consolidated statement of operations for the three and six months ended September 30, 1998. The asset book value as of March 31, 1999 was $234,000, net of mortgages and reserves applicable to the property. This value is included in the net long-term assets of discontinued operations as of March 31, 1999.

Prior to the sale of the land and buildings in July 1999, additional expenses of $314,000 were incurred related to property taxes. These costs are included in the loss from discontinued operations in the condensed consolidated statement of operations for the three months ($4,000) and six months ($314,000) ended September 30, 1999.


NOTE 3   DISPOSITION OF ASSETS

--------------------------------------------------------------------------------

On October 27, 1999, pursuant to a Purchase Agreement, dated September 30, 1999, among the Company, American Gateway Telecommunications, Inc. ("AGTI"), Coyote Gateway, LLC d/b/a American Gateway Telecommunications, ("AGT"), Prinvest Corp.

("PVC"), Prinvest Financial Corp. ("PFC"; together with PVC, "Prinvest") and Arnold A. Salinas , the Company sold its approximately 80% membership interest in AGT to AGT's remaining member, AGTI, which previously held an approximately 20% membership interest in AGT (the "Sale").


In consideration for the Sale, the Company will receive, for 18 months after the Sale, a monthly margin participation payment from AGT equal to $0.0025 per minute of telecommunications traffic switched or routed by AGT through AGT's telecommunications network, which the Company estimates will be less than $50,000 and will record any such revenue upon receipt. Pursuant to the terms of the Agreement, AGT will remain directly liable for its $10.2 million credit facility (the "Credit Facility") with Prinvest, whose affiliate owns 53.75% of AGTI. The Company will be relieved of its obligations under its pledge agreement with Prinvest which secured the Credit Facility and, in connection therewith, Prinvest will return to the Company the 708,692 treasury shares of the Company's common stock which had been pledged by the Company as collateral for the Credit Facility. In addition, as a result of the Sale, the Company will no longer be required to reflect the Credit Facility on its consolidated financial statements and, accordingly, the Company has recognized a gain of $6,209,000 from the Sale. The Company did not receive any immediate cash payments as a result of the Sale.

In addition, for the 18 months after the Sale, the Company will be the exclusive supplier of telecommunications switches to AGT; AGT shall receive a fifty percent purchase discount on all Company-manufactured switches it purchases from the Company during this time period. As of May 26, 2000, the Company has not received any switch purchase orders from AGT and does not anticipate any. Coyote Communications Services, LLC, an affiliate included in discontinued operations, will continue to provide maintenance and technical support services to AGT on a month-to-month renewable basis, pursuant to the parties' existing maintenance and servicing agreement.


NOTE 4   SHAREHOLDERS' EQUITY
-------------------------------------------------------------------------------

Options and Warrants
--------------------
In September 1999, the Board of Directors approved an amendment to the Coyote Technologies, LLC Employees Non-Qualified Stock Option Plan, increasing the number of underlying shares of the Company common stock available to be granted under the plan from 2,100,000 to 4,000,000.


During the quarter ended on September 30, 1999, the Board of Directors granted five-year options to purchase a total of 608,750 shares of the Company's common stock to certain employees. The per share exercise prices of these grants are equal to the closing market price of the Company's common stock on the grant date and range from $4.50 to $5.75. These options vest in one-third increments over three years.

During the quarter ended on September 30, 1999, in consideration for administrative consulting services, the Board of Directors granted fully vested options to purchase a total of 302,500 shares of the Company's common stock at an exercise price of $4.50 per share and a six month term to certain outside consultants. The closing market price of the Company's common stock on the grant date was $4.50. A fair market value of $355,000 was recorded as administrative expense for these options. The fair market value was determined using the Black Scholes model.

In September 1999, Mr. Daniel W. Latham, the Company's President and Chief Operating Officer, converted 174 Class B Units into 95,813 shares of the Company's common stock in accordance with the terms of conversion available to holders of Class B Units.

In September 1999, Mr. James J. Fiedler, the Company's former Chairman and Chief Executive Officer, exercised warrants to acquire 75,075 shares of the Company's common stock at an exercise price of $2.86 per share.

During the quarter ended September 30, 1999, a total of 195,566 vested options were exercised for $0.9 million in accordance with the terms of the Coyote Technologies Employees Non-Qualified Stock Option Plan and Company common stock was issued for that number of common shares.


NOTE 5            RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

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

In September 1999, Mr. James J. Fiedler, the Company's former Chairman and Chief Executive Officer, exercised warrants to acquire 75,075 shares of Company common stock at an exercise price of $2.86 per share.


In September 1999, Mr. Daniel W. Latham, the Company's President and Chief Operating Officer, converted 174 Class B Units into 95,813 shares of Company common stock. This conversion was made in accordance with the conversion terms available to holders of Class B Units.


In October and November 1999, the Company has completed and received funding under a series of two demand loans. The first loan for a total amount of $600,000 was provided to the Company by Mr. Fiedler in the amount of $175,000, by Mr. Latham in the amount of $75,000 and by Mr. Alan J. Andreini, an affiliate shareholder of the Company, in the amount of $350,000 in October 1999. This loan bore interest at bank's prime rate (8.25% at September 30, 1999) plus 1% per year, was repayable on demand and was secured against the Company's investment in Systeam, S.p.A.

The second loan for a total amount of $1,225,000 was provided to the Company by Mr. Richard L. Haydon, an affiliate shareholder of the Company, in the amount of $500,000, by Mr. Alan J. Andreini in the amount of $225,000 and by three non-affiliate shareholders in a combined total amount of $500,000 in November 1999. This loan bore interest at the rate of 17.5% per year and was repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan was three years to November 2002. This loan was secured by a pledge of shares of the common stock of INET Interactive Network System, Inc., a wholly owned subsidiary of the Company. Under the terms of this loan, the lenders were granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of common stock of the Company at an exercise price of $4.50 per share. The warrants will result in a non-cash interest expense charge of $0.3 million to be recognized over the term of the debt.

Of the above funding, $475,000 was received by the Company during the quarter ended September 30, 1999 and $1,350,000 was received by the Company during October and November 1999. These borrowings together with the accrued interest were fully repaid in February and April 2000.

On January 25, 2000, the Company entered into a Financial Services Agreement with First Venture Leasing LLC, pursuant to which a limited liability company was formed by First Venture to offer certain leasing and credit packages to the Company's customers. First Venture is an entity in which Mr. James McCullough, the Company's Chief Executive Officer and a director, had a 25% interest, which he relinquished effective upon his becoming a director of the Company on February 2, 2000. The terms of the agreement with First Venture were the result of arms' length negotiation in which Mr. McCullough did not participate. The agreement with First Venture was approved by the Company's Board of Directors.

In connection with the Financial Services Agreement, First Venture was issued 620,000 warrants to purchase common stock at $5.00 per share and 261,600 warrant at $7.35. The closing price of the Company's common stock at the date of grant was $11.00. These warrants vested upon grant.

These warrants are subject to shareholder approval, therefore, the Company will determine the charge, if any, to earnings once shareholder approval is obtained.

On January 26, 2000, the Company also entered into a Remarketing Agreement and two separate License Agreements with the LLC formed by First Venture, pursuant to which such LLC will act as the Company's agent in remarketing equipment leased to third parties upon the termination of such leases and will have the right to use certain trademarks, service marks, trade names and other designations in connection with the services to be provided by the LLC.

On January 26, 2000, the Company also entered into a Consulting Agreement with KRJ, LLC. Pursuant to the Consulting Agreement, KRJ provided assistance in identifying strategic partners and business opportunities, making introductions to IP Telephony customers, introducing new management, restructuring vendor finance programs, investor relations, and identifying credit facilities. The Company issued to KRJ 2,000,000 shares of common stock. Of such shares, 1,250,000 will be held in escrow to be released to KRJ in three equal annual installments, subject to acceleration if certain common stock price targets are met and sustained. In addition, unless there is a change of control of the Company (as defined in the Consulting Agreement), KRJ has agreed not to sell, pledge, hypothecate or otherwise transfer any of the 2,000,000 shares for a period 12 months after the respective dates of delivery of any of such shares. Mr. McCullough has an approximately one-third interest in KRJ and the balance of KRJ is owned by affiliates of First Venture. The Consulting Agreement also provides that over the next three years, KRJ will provide assistance in further identification of additional business opportunities both in the domestic and international markets. Compensation for these additional services will be specifically negotiated at a future date. The Consulting Agreement has been approved by the Company's Board of Directors and the terms of the agreement with KRJ were the result of arms' length negotiation in which Mr. McCullough did not participate. In connection with the issuance of the 2,000,000 shares to KRJ, the Company anticipates recording a one-time, non-cash charge to earnings of approximately $10 million in the fourth quarter of fiscal 2000.

In January 2000, the Company restructured its management and business strategy. On January 14, 2000 the Company issued options to Mr. McCullough to purchase 750,000 shares of common stock at $5.00 per share. The closing price of the Company's stock on the date of grant was $5.50. Three hundred thousand options vested upon grant, with the remaining options vesting in one-third increments over three years, beginning January 14, 2001, subject to acceleration if certain common stock price targets are met and sustained. The options are subject to shareholder approval, therefore, the Company will determine the charge, if any, to earnings once shareholder approval is obtained.

NOTE 6   EARNINGS AND LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share for all periods with a loss from continuing operations. The effect of options and warrants would be antidilutive.

The  beneficial  conversion  feature  applicable  to the  Series  A  Convertible
Preferred Stock has been accounted for as a dividend to Series A Convertible Preferred shareholders. In computing the earnings or net loss per share applicable to common stock shareholders, all dividends on preferred stock have been deducted from the earnings or added to the losses to arrive at the earnings or losses applicable to common shares as follows:

                                                3 Months Ended                          6 Months Ended
                                       ----------------------------------    ----------------------------------

                                       Sept. 30, 1999      Sept. 30, 1998    Sept. 30, 1999      Sept. 30, 1998
                                       --------------      --------------    --------------      --------------

Net income (loss)                          $     472           $  (1,350)        $  (3,203)           $  (2,428)

Beneficial conversion feature                  ---                  (262)            ---                   (262)

Preferred dividend                               (75)                (29)             (154)                 (29)
                                           ----------          ----------        ----------           ----------

Net income (loss) applicable to            $     397           $  (1,641)        $  (3,357)           $  (2,719)
  Common stock                             ---------            ---------         ---------            ---------

NOTE 7            SUBSEQUENT EVENTS
-------------------------------------------------------------------------------

Subsequent to September 30 1999, the following events have occurred:

1. In December 1999 and January 2000, JNC Opportunity Fund Ltd., the holder of 600 shares of 5% Series A Convertible Preferred Stock, converted a total of 356 shares of Series A Preferred Stock and accrued dividends into shares of the Company's common stock. A total of 626,835 shares of common stock were issued.

2. In January and February 2000, the Company raised $13.9 million (net of expenses) from the sale of approximately 3.2 million shares of 6% Series B Convertible Preferred Stock.

3. In February 2000, the Company sold its approximately 9% interest in Systeam, S.p.A. for $1.2 million in cash. A gain on the sale of approximately $0.4 million will be recorded in the fourth quarter of fiscal 2000.

4. In May 2000, the Board of Directors approved a plan that included the discontinuance of the Company's switch business. The financial statements have been restated to present the operations of the switch business as discontinued operations (see Note 2.)

ITEM 2.     MANAGEMENT'S  DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

General

-----------

Discontinuance of Switch Segment
In May 2000, we decided to discontinue and dispose of our switch business including the manufacture, development, sale and service of DSS Switches and IP Gateway equipment. Prior to the May 2000 decision, this segment was our largest segment in terms of revenues.

Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date will be included in the estimated loss on disposal and will be recorded as a charge in the consolidated financial statements in the fourth quarter of fiscal 2000. The Company expects to record a charge for estimated loss on disposal of the switch business of approximately $10.0 million in fiscal 2000, which includes an estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. The Company expects to dispose of the segment by the end of the second quarter of fiscal 2001.

Following this decision to discontinue the operations of the telecommunications switching business, our business is reported for as one continuing operating segment, long distance services.

As a result of the discontinuances, dispositions, acquisitions and other events described above, the comparison of year-to-year results may not be meaningful.

Results of Operations
--------------------------------------------------------------------------

The results for the second quarter and half-year ended September 30, 1999 and the comparative historical results have been restated to reflect the operations of our DSS Switch business segment separately as discontinued operations. The following discussion relates to the continuing operations of the long distance services and our corporate administration offices.

The long distance services business was comprised of two subsidiaries: AGT, which was acquired in April 1998 and sold in October 1999; and INET, which was acquired in September 1998.

Three Months Ended  September  30, 1999 versus Three Months Ended
September 30, 1998

-------------------------------------------------------------------------------

The continuing operations of the two international long distance service subsidiaries that were acquired during fiscal 1999 generated revenues of $2.4 million in the second quarter of fiscal 2000 compared to $0.7 million for the second quarter of fiscal 1999, an increase of $1.7 million, or 242%. This increase was primarily due to $2.1 million of revenues generated through INET, which was acquired after the second quarter of fiscal 1999, offset by a decrease in revenues of $0.4 million for AGT. The decrease in revenues of AGT resulted from a delay in negotiation of contract renewals.

Cost of sales for the second quarter of fiscal 2000 were $2.1 million, compared to $0.9 million for the prior quarter, an increase of $1.2 million, or 133%. The increase in cost of sales primarily results from our acquisition of INET after the second quarter of fiscal 1999 and also reflects lower costs obtained particularly on the traffic routes to customers in Asia.

Gross profit for the second quarter of fiscal 2000 was $0.4 million, compared to a loss of $0.2 million for the prior quarter. Gross profit for the second quarter of fiscal 2000 represented 14% of revenues. The improvement over the loss in the second quarter of fiscal 1999 was due to the increases in revenue generated by INET at more favorable profit margins.

Selling and administrative expenses of the continuing operations for the second quarter of fiscal 2000 were $2.8 million, compared to $1.3 million for the second quarter of fiscal 1999, an increase of $1.5 million, or 115%. This increase was primarily related to the additional personnel related to INET (35 personnel), which was not acquired until the end of the quarter of the prior year and increases in advertising and promotional expenses of approximately $0.6 million to promote growth of the long distance service business.

The operating loss for the second quarter of fiscal 2000 was $2.4 million, compared to a loss of $1.5 million in the second quarter of fiscal 1999, an increase of $0.9 million, or 60%. This increase was primarily due to the increase in the operating expenses described above, offset by increased revenue and lower cost of sales.

Interest expense for the second quarter of fiscal 2000 was $0.4 million, compared to $0.03 million for the second quarter of fiscal 1999. The increased expense results from a $1.7 million increase in notes payable and a $0.2 million increase in borrowings under a line of credit to finance our long distance service operations.

Non-operating income for the second quarter of fiscal 2000 was $6.3 million, compared to non-operating expense of $0.1 million in the second quarter of fiscal 1999. Non-operating income in the second quarter of fiscal 2000 included a $6.2 million non-cash gain recorded on the Company's sale of AGT. Non-operating expense in the second quarter of fiscal 1999 consisted primarily of losses on marketable securities.

Income from continuing operations for the second quarter of fiscal 2000 was $3.5 million, compared to a loss from continuing operations of $1.6 million for the second quarter of fiscal 1999. The increase resulted primarily from the non-cash gain from the sale of AGT and the other reasons discussed above.

The loss from discontinued operations for the second quarter of fiscal year 2000 was $3.0 million, compared to income from discontinued operations of $0.2 million in the second quarter of fiscal 1999. This decrease was primarily due to decreases in revenues of $8.7 million for the period and a decrease on margins from 42% to 15%. This decrease in margin is mainly due to a deferral of profit of $3.3 million related to switching equipment supplied under extended payment terms granted to customers in the process of obtaining third party lease financing. This profit will be recognized when the Company receives payment from these customers. The income from discontinued operations of $0.2 million in the second quarter of the 1999 fiscal year was comprised of income of $1.1 million from the discontinued switch business and a loss of $0.9 million related to the reduction in market value of land and buildings of the APC operation discontinued in fiscal 1997.

Six Months Ended September 30, 1999 versus Six Months Ended September 30, 1998

--------------------------------------------------------------------------------
The continuing operations of the two international long distance service subsidiaries that were acquired during fiscal 1999 generated revenues of $4.3 million in the first six months of fiscal 2000 compared to $0.8 million for the first six months of fiscal 1999, an increase of $3.5 million, or 437%. This increase was primarily due to $3.9 million of revenues generated through INET, which was acquired in September 1998, offset by a decrease in revenues of $0.4 million for AGT. The decrease in revenues of AGT results from a delay in finalizing negotiations of contract renewals.

Cost of sales for the first six months of fiscal 2000 were $3.5 million, compared to $1.1 million for the prior period, an increase of $2.4 million, or 218%. The increase in cost of sales primarily results from our acquisition of INET after the first six months of fiscal 1999 and also reflects the lower costs obtained on traffic routes to customers in Asia.

Gross profit on the continuing long distance services for the first six months of fiscal 2000 was $0.8 million, compared to a loss of $0.2 million for the prior period. Gross profit for the first six months of fiscal 2000 represented 18% of revenues. The improvement over the loss in the first six months of fiscal 1999 was due to the increases in revenue generated by INET at more favorable margins.

Selling and administrative expenses of the continuing operations for the first six months of fiscal 2000 were $5.0 million, compared to $2.1 million for the first six months of fiscal 1999, an increase of $2.9 million, or 138%. This increase was primarily related to the additional personnel related to INET which was not acquired until the end of the first six months of the prior year and to increases in advertising and promotional expenses of approximately $0.9 million.

The operating loss for the first six months of fiscal 2000 was $4.2 million, compared to $2.3 million in the first six months of fiscal 1999, an increase of $1.9 million, or 83%. This increase was primarily due to the increase in selling and administrative expenses described above, offset by increased revenue and lower cost of sales.

Interest expense for the first six months of fiscal 2000 was $0.7 million, compared to $0.04 million for the first six months of fiscal 1999. The increased expense results from a $2.4 million increase in notes payable, offset by a slight decrease in borrowings under a line of credit.

Non-operating income for the first six months of fiscal 2000 was $6.4 million, compared to non-operating expense of $0.3 million in the first six months of fiscal 1999. Non-operating income in the first six months of fiscal 2000 included a $6.2 million non-cash gain recorded on the Company's sale of AGT. Non-operating expense in the first six months of fiscal 1999 consisted primarily of losses on the sale of marketable securities.

Income from continuing operations for the first six months of fiscal 2000 was $1.6 million, compared to a loss from continuing operations of $2.6 million for the first six months of fiscal 1999. The increase resulted primarily from the non-cash gain from the sale of AGT and the other reasons discussed above.


The loss from discontinued operations for the first six months of fiscal year 2000 was $4.8 million, compared to income from discontinued operations of $0.2 million in the first six months of fiscal 1999. This decrease was primarily due to decreases in revenues of $7.3 million for the period and a decrease in margins from 44% to 25%. This decrease in margin is mainly due to deferrals of profit in the first six months of fiscal year 2000 of $7.3 million relating to switching equipment supplied under extended payment terms granted to customers who are in the process of obtaining third party lease financing. This profit will be recognized when the Company receives payment from these customers. The income from discontinued operations of $0.2 million in the first six months of the 1999 fiscal year was comprised of income of $1.1 million from the discontinued switch business and a loss of $0.9 million related to the reduction in market value of land and buildings of the APC operation discontinued in fiscal 1997.



Liquidity and Capital Resources
-----------------------------------------------------------------

As of September 30, 1999, we had a negative working capital of $3.2 million.

During the first six months of fiscal 2000 we used $7.8 million compared to providing $9.6 million during the first six months of fiscal 1999. This decline in operating cash flow is due primarily to the increase in the losses incurred in the continuing long distance services and in the discontinued switch business and to the increases in working capital required to support the discontinued switch business operations.

We used cash for investing activities of $1.6 million during the first six months of fiscal 2000 compared to $3.7 million used for investing activities in the corresponding period of fiscal 1999. Capital expenditures on equipment purchases of $0.7 million in the first six months of fiscal 2000 represented an increase of $0.5 million from the corresponding period of the prior fiscal year. Purchases were primarily for additional switching equipment required to support the expansion of the international long distance services business. Net cash used in investing activities in fiscal 2000 also included cash paid in connection with increases in investment in affiliates of $0.4 million. Investment expenditure on discontinued operations of $0.6 million comprised capital expenditure on equipment and software for the first six months of fiscal 2000 compared to $2.2 million in the prior year.

Financing activities provided cash of $9.2 million during the first six months of fiscal 2000 compared to $6.6 million during the first six months of fiscal 2000. This increase of $2.6 million included $1.1 million from the exercises of stock options and warrants, $1.7 million from increases in notes payable and a $0.2 million increase in borrowings under a line of credit.

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

In October and November 1999, the Company completed and received funding under a series of two demand loans. The first loan for a total amount of $600,000 was provided to the Company by Mr. Fiedler in the amount of $175,000, by Mr. Latham in the amount of $75,000 and by Mr. Alan J. Andreini, an affiliate shareholder of the Company, in the amount of $350,000 in October 1999. This loan bore interest at bank's prime rate plus 1% per year (9.25% at September 30, 1999), was repayable on demand and was secured against the Company's investment in Systeam, S.p.A.

The second loan for a total amount of $1,225,000 was provided to the Company by Mr. Richard L. Haydon, an affiliate shareholder of the Company, in the amount of $500,000, by Mr. Alan J. Andreini in the amount of $225,000 and by three non-affiliate shareholders in a combined total amount of $500,000 in November 1999. This loan bore interest at the rate of 17.5% per year and was repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan was three years to November 2002. This loan was secured by a pledge of shares of the common stock of INET Interactive Network System, Inc., a wholly owned subsidiary of the Company. Under the terms of this loan, the lenders were granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of common stock of the Company at an exercise price of $4.50 per share. The warrants will result in a non-cash interest expense charge of $0.3 million recognized over the term of the debt.

Of the above funding, $475,000 was received by the Company during the quarter ended September 30, 1999 and $1,350,000 was received by the Company during October and November 1999. These borrowings together with the accrued interest were fully repaid in February and April 2000.

As of March 31, 1999, we had notes payable of $8.2 million. These notes were secured by certain of our assets and by 708,692 shares of our common stock and bore interest at the bank's prime rate (8.25% at September 30, 1999) plus 1/2%. These notes were due on demand. In July 1999, the payment date was extended to December 2001. In September 1999, we sold one of our subsidiaries (AGT) which included the assumption of these notes by the buyer. In addition, we had capital lease obligations of $2.6 million at September 30, 1999, payable through 2004.

We have a $2.2 million revolving line of credit secured against certain trade receivables. As at September 30, 1999 $1.0 million had been drawn against the line representing the maximum amount available at that time. This line of credit bears interest at the bank's prime rate (8.25% at September 30, 1999) plus 4%. The line of credit expires on June 30, 2000. We have a long-term obligation in the amount of $1.6 million in connection with principal and interest due on subordinated debentures, which bear interest of 11.25% per year. The debentures mature in the year 2002 and interest only is due until such time.

In January and February 2000, we completed a private placement with accredited investors and sold 3,157,895 shares of our 6% Series B Preferred Stock at $4.75 per share. The total cash we received was $13.9 million, net of fees and expenses associated with the placement. In February 2000, we completed the sale of our investment in Systeam, S.p.A. and received a cash payment of $1.2 million. A gain on the sale of this investment of approximately $0.4 million will be recorded in the fourth quarter of fiscal 2000.

In March 2000, four of our customers completed third party lease contracts in respect of $14.2 million of switching equipment previously sold under extended payment terms. In April 2000, we received payments of $11.5 million. We expect to receive the remaining balance of $2.7 million once the lessees have completed their payment obligations to the lessors.

We believe that we will be able to continue to fund our operations and acquisitions by obtaining additional outside financing; however, we cannot assure you that we will be able to obtain the necessary financing when needed on acceptable terms or at all.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

--------------------------------------------------------------------------------

The Company is not currently subject to a significant level of direct market risk related to foreign currency exchange rates, commodity prices or equity prices. The Company has no derivative instruments and does not expect to derive a material amount of its revenues from interest bearing securities. Currently the Company has no significant foreign operations. To the extent that the Company establishes significant foreign operations in the future, it will attempt to mitigate risks associated with foreign currency exchange rates contractually and through the use of hedging activities and other means considered appropriate. The Company holds no equity market securities, but does face equity market risk relative to its own equity securities. This risk is most likely to be manifested by influencing the Company's ability to raise debt or equity financing, if needed.

Our primary market risk exposure is interest rate risk related to our borrowings under our revolving line of credit.

Interest Rate Sensitivity Model

--------------------------------------------------------------------------


The table below presents the principal (or notional) amounts and related interest of our borrowings by expected maturity dates. The table presents the borrowings that are sensitive to changes in interest rates and the effect on interest expense of future hypothetical changes in such rates.

                                     Twelve Months Ended September 30
                                     --------------------------------
                                        (U.S. Dollars - Thousands)
                                  ------------------------------------------
                                    1999         2000       2001        2002
                                    ----         ----       ----        ----

   Line of credit borrowings       1,008    $  1,000      $  500      $  500
   Interest expense (A)               85          83          42          42
   Interest expense (B)               93          93          46          46
   Interest expense (C)               73          73          36          36

- The borrowings bear interest at the bank's prime rate plus 1/2% for the line of credit.

- The interest expense shown for line (A) is based upon the actual bank's prime rate at September 30, 1999 of 8.25%.

- The interest expense shown for line (B) is based upon a hypothetical increase of one percentage point in the bank's prime rate to 9.25%.

- The interest expense shown for line (C) is based upon a hypothetical decrease of one percentage point in the bank's prime rate to 7.25%.

Forward Looking Statements
-----------------------------------------------------------------

All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products expected to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual and Quarterly Reports to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and, in general, the other risk factors set forth in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999. The Company does not undertake any obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

At a hearing on May 24, 1999, the district court granted final approval to the settlement of the stockholder class action litigation against the Company and certain of its officers and directors previously reported. The settlement consisted of $8,000,000 in cash, all of which will be provided by the Company's insurance carriers and three-year warrants to purchase up to 2,225,000 shares of common stock at (i) $9.00 per share during the first year, (ii) $10.00 per share during the second year and (iii) $11.00 per share during the last year prior to expiration.

Certain charges with respect to the issuance of warrants were fully reserved for in the Company's financial statements for the fiscal year ended March 31, 1998.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------

c) Information regarding issuances of securities not registered under the Securities Act of 1933 is incorporated by reference from Note 5 of the Condensed Consolidated Financial Statements in Item 1 of Part I. The sale of such securities was exempt from registration under Section 4(2) of the Securities Act of 1933.




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

     4.01*Form of Demand Loan Agreement between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

     4.02*Form of Pledge Agreement between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

     4.03*Form of Common Stock Purchase Warrant Certificate between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

     27   Financial Data Schedule


--------------------
*   Previously filed.


b)   Reports on Form 8-K:


     (1) A Form 8-K dated May 24, 1999, was filed by the Company on July 6, 1999, reporting the hearing on May 24, 1999, at which the district court granted final approval to the settlement of the stockholder class action litigation against the Company and certain of its officers and directors. The settlement consisted of $8,000,000 in cash, all of which will be provided by the Company's insurance carriers and three-year warrants to purchase up to 2,225,000 shares of common stock at (i) $9.00 per share during the first year, (ii) $10.00 per share during the second year and (iii) $11.00 per share during the last year prior to expiration.

          Certain charges with respect to the issuance of warrants were fully reserved for in the Company's financial statements for the fiscal year ended March 31, 1998. The report was filed under Item 5, Other Events, and Item 7, Financial Statements and Exhibits.

                                   SIGNATURES
                     --------------------------------------

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        COYOTE NETWORK SYSTEMS, INC.

DATE:   May 26, 2000                    By:  /s/ James R. McCullough
                                             ---------------------------------
                                             James R. McCullough

                                             Chief Executive Officer
                                             (Principal Executive Officer)


DATE:   May 26, 2000                    By:  /s/ Brian A. Robson
                                             ---------------------------------
                                             Brian A. Robson
                                             Executive Vice President and
                                             Chief Financial Officer

                                             (Principal Financial and Accounting
                                              Officer)