Form 10-Q/A
period 1999-12-31
COYOTE NETWORK SYSTEMS INC
filed 2000-05-30
CIK 57201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

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

                    ----------------------------------------

                         Commission file number: 1-5486


                          COYOTE NETWORK SYSTEMS, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                Delaware                                 36-2448698
    -------------------------------          ----------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

               4360 Park Terrace Drive, Westlake Village, CA 91361
             ------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (818) 735-7600
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

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

         Item 2. Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................. 10

         Item 3. Quantitative and Qualitative Disclosures About Market Risk.. 14



PART II. OTHER INFORMATION


         Item 2.  Changes in Securities and Use of Proceeds.................  16
         Item 6.  Exhibits and Reports on Form 8-K..........................  16
         Signatures ........................................................  17

                         PART I - FINANCIAL INFORMATION
                         ------------------------------
   ITEM 1.        FINANCIAL STATEMENTS

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in Thousands, Except Share Amounts)

                                                                                  December 31,          March 31,
                                                                                      1999                1999
                                                                                 ----------------      ----------
                                         Assets                                   (Unaudited)
   Current assets:

        Cash and cash equivalents                                                  $     613           $   1,225
        Receivables net of allowance of $137 at December 31, 1999
            and $186 at March 31, 1999                                                 3,400               2,502
        Notes receivable - current                                                        12               2,367
        Net current assets of discontinued operations                                    392                ---
        Other current assets                                                           1,734               4,035
                                                                                   ---------           ---------
            Total current assets                                                       6,151              10,129

   Property and equipment, net                                                         4,016               4,807
   Intangible assets, net                                                              5,075               5,619
   Net long term assets of discontinued operations                                     4,598               5,312
   Notes receivable - non-current                                                        126                 771
   Investments                                                                         1,592               1,550
   Other assets                                                                          545                 619
                                                                                   ---------           ---------
                                                                                   $  22,103           $  28,807
                                                                                   =========           =========

                            Liabilities and Shareholders' Equity

   Current liabilities:

        Lines of credit                                                            $   1,414           $   1,133
        Accounts payable                                                               4,635               2,885

        Accrued professional fees and litigation costs                                   158                 676
        Other accrued liabilities                                                      1,245                 384

        Current portion of long-term debt and capital lease obligations                3,039               1,160
        Net current liabilities of discontinued operations                               ---               4,550
                                                                                   ---------           ---------
            Total current liabilities                                                 10,491              10,788

   Notes payable                                                                         ---               8,183
   Long-term debt                                                                      1,464               1,534
   Capital lease obligations                                                           1,634               1,817
   Other liabilities                                                                     368                 428
   Commitments and contingencies


   Shareholders' equity:
        Preferred stock - $.01 par value:  authorized 5,000,000 shares;

          issued 590 and 700 shares, liquidation preference of $10,000 per share       5,900               7,395
        Common stock - $1 par value.  Authorized 30,000,000 shares,
            issued 14,495,236 and 11,167,456 shares                                   14,495              11,167
        Additional paid-in capital                                                   117,981             109,254
        Accumulated deficit                                                         (124,473)           (116,002)
        Treasury stock at cost                                                        (5,757)             (5,757)
                                                                                   ----------          ----------
            Total shareholders' equity                                                 8,146               6,057
                                                                                   ---------           ---------
                                                                                   $  22,103           $  28,807
                                                                                   =========           =========


            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                    (In Thousands, Except Per Share Amounts)

                                                                             3 Months Ended          9 Months Ended
                                                                        ----------------------    ---------------------
                                                                         Dec. 31,    Dec. 31,      Dec. 31,    Dec. 31,
                                                                           1999        1998         1999         1998
                                                                        ----------  ----------    ---------    --------

  Net sales                                                             $  2,858     $ 3,783      $  7,166     $ 4,632
  Cost of sales                                                            2,578       3,481         6,090       4,533
                                                                        --------     -------      --------     -------
  Gross profit                                                               280         302         1,076          99
  Selling and administrative expenses                                      1,813       2,668         6,771       4,784
                                                                        --------     -------      --------     -------
  Operating loss                                                          (1,533)     (2,366)       (5,695)     (4,685)
  Interest expense                                                          (420)       (221)       (1,100)       (263)
  Non-operating income (expense):
           Gain on sale of AGT                                              ---         ---          6,209        ---
           Other                                                              24         (17)          207        (268)
                                                                        --------     --------     --------     --------
                                                                              24         (17)        6,416        (268)
                                                                        --------     --------     --------     --------
  Loss from continuing operations                                         (1,929)     (2,604)         (379)     (5,216)
  Loss from discontinued operations                                       (3,113)     (1,502)       (7,866)     (1,318)
                                                                        ---------    --------     ---------    --------
           Net loss                                                     $ (5,042)    $(4,106)     $ (8,245)    $(6,534)
                                                                        =========    ========     =========    ========

  Loss per common share (basic & diluted):

           Continuing operations                                        $   (.15)    $  (.34)     $   (.05)    $  (.66)
           Discontinued operations                                          (.24)       (.15)         (.64)       (.14)
                                                                        ---------    --------     ---------    --------
           Net loss per common share (basic & diluted)                  $   (.39)    $  (.49)     $   (.69)    $  (.80)
                                                                        =========    ========     =========    ========

  Weighted average number of common shares outstanding (basic & diluted)  13,257      10,216        12,308       9,604
                                                                        ========     =======      ========     =======






            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                           9 MONTHS ENDED
                                                                                  --------------------------------
                                                                                   December 31,       December 31,

Operating activities:                                                                  1999              1998
                                                                                  -------------       ----------
     Net loss                                                                       $ (8,245)         $ (6,534)

Adjustments to reconcile loss to net cash provided (used) by operating activities:

     Depreciation and amortization                                                       964               439
     Gain on sale of land                                                               ---                (20)
     Gain on sale of AGT                                                              (6,209)             ---
     Provision for loss on discontinued operations                                       314               900
     Provision for common stock warrants issued                                          975              ---
     Net change in discontinued operations                                            (4,190)            2,928
     Changes in current assets and liabilities                                         3,215            (1,332)
                                                                                    --------          ---------
Net cash used by operating activities                                                (13,176)           (3,619)
                                                                                    ---------         ---------


Investing activities:

     Purchases of property and equipment                                              (1,038)             (637)
     Proceeds from sales of marketable securities                                       ---                 16
     Proceeds from sale of land                                                         ---                 67
     Change in notes receivable                                                          (43)              270
     Increase in investments in affiliate                                               (425)             (400)
     Cash investment in INET                                                            ---             (1,333)
     Net change in discontinued operations                                              (353)           (2,808)
                                                                                    ---------         ---------

Net cash used by investing activities                                                 (1,859)           (4,825)
                                                                                    ---------         ---------
Financing activities:

     Repayments of long-term debt and capital lease obligations                          (70)             (142)
     Common stock issued net of expenses                                              13,582               752
     Redemption of preferred stock                                                    (4,000)             ---
     Increase in notes payable                                                         4,856              ---
     Increase in borrowing on line of credit                                             281              ---
     Preference shares dividend                                                         (226)             (117)
     Preference stock issued net of expenses                                            ---              6,345
                                                                                    --------          --------
Net cash provided by financing activities                                             14,423             6,838
                                                                                    --------          --------
Decrease in cash and cash equivalents                                                   (612)           (1,606)


Cash and cash equivalents:
     At beginning of the period                                                        1,225             3,746
                                                                                    --------          --------
     At end of the period                                                           $    613          $  2,140
                                                                                    ========          ========

Non-cash transactions:

     Issuance of common stock warrants                                              $    975          $    485
     Conversion of Class B Units into common stock                                       606              ---
     Conversion of convertible Preferred Stock and interest into
         common stock                                                                    103             3,407
     Discount granted for investment in affiliate                                       ---                900
     Gain on sale of AGT                                                               6,209              ---
     Notes receivable off-set against trade payables                                   1,093              ---
     Beneficial conversion feature on preference shares                                 ---              1,050


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


NOTE 2   DISCONTINUANCE OF SWITCH BUSINESS

--------------------------------------------------------------------------------

In May 2000, the Board of Directors of the Company approved a restructuring plan that provides for the discontinuance and disposal of the DSS Switch segment of the business, which includes Coyote Technologies, LLC, Coyote Communications Services, LLC and TelecomAlliance. As a result, the Company has reported the operations of the DSS Switch business separately as discontinued operations in the accompanying consolidated statement of operations. Also the assets and liabilities of this segment are presented separately and summarized in the accompanying consolidated balance sheets as follows (dollars in thousands):


                                                                   December 31, 1999     March 31, 1999
                                                                   -----------------     --------------

                                                                      (Unaudited)
  Current assets:
       Accounts receivable                                              $ 16,576             $  9,790
       Inventory                                                           2,249                2,130
       Prepaids and other current assets                                     192                  286
                                                                        --------             --------
                                                                        $ 19,017             $ 12,206
                                                                        --------             --------
  Current liabilities:
       Accounts payable                                                    3,268             $  5,275
       Other accrued liabilities                                           3,121                3,515
       Deferred revenue and customer deposits                             12,236                7,810
       Current portion capital leases                                       --                    156
                                                                        --------             --------
                                                                        $ 18,625             $ 16,756
                                                                        --------             --------
  Net current assets (liabilities) of discontinued operations           $    392             $ (4,550)
                                                                        ========             =========
  Non-current assets:
       Property and equipment, net                                      $  2,690             $  3,374
       Capitalized software development                                    1,808                1,604
       Notes receivable                                                      100                  100
                                                                        --------             --------
  Net long-term assets of discontinued operations                       $  4,598             $  5,078
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

The operating results relating to the above discontinued segment are as follows (dollars in thousands):

                                                        3 Months Ended                          9 Months Ended

                                                 ------------------------------          ------------------------------

                                                            (Unaudited)                             (Unaudited)
                                                 Dec. 31, 1999    Dec. 31, 1998          Dec. 31, 1999     Dec. 31, 1998
                                                 -------------    -------------          -------------     -------------
  Net sales                                        $  3,964        $   9,148              $   17,579          $ 30,001
                                                   ========        =========              ==========          ========
  Income (loss) from discontinued
       operations                                  $ (3,113)       $  (1,502)             $  (7,552)          $   (418)
                                                   =========       ==========             ==========          =========



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

As of June 18, 1999, the Company had collected all cash related to the sale of discontinued operations of the meat and seafood segment except $410,000 due under a note and the Company's only remaining asset of discontinued operations was real estate related to the land and buildings of the discontinued APC operation. Based upon an estimate of the market value of the real estate, the Company took an additional charge of $900,000 in the second quarter of fiscal 1999. This charge is included in the loss from discontinued operations in the condensed consolidated statement of operations for the three months ended September 30, 1998 and the nine months ended December 31, 1998. The asset book value as of March 31, 1999 was $234,000, net of mortgages and reserves applicable to the property. This value is included in the net long-term assets of discontinued operations as of March 31, 1999.

Prior to the sale of the land and buildings in July 1999, additional expenses of $314,000 were incurred related to property taxes. These costs are included in the loss from discontinued operations in the condensed consolidated statement of operations for the nine months ($314,000) ended December 31, 1999.

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

In consideration for the Sale, the Company will receive, for next 18 months, a monthly margin participation payment from AGT equal to $0.0025 per minute of telecommunications traffic switched or routed by AGT through AGT's telecommunications network, which the Company estimates will be less than $50,000 and will record any such revenue upon receipt. Pursuant to the terms of the Agreement, AGT will remain directly liable for its $10.2 million credit facility (the "Credit Facility") with Prinvest, whose affiliate owns 53.75% of AGTI. The Company will be released from its obligations under its pledge agreement with Prinvest which pledge secured the Credit Facility and, in connection therewith, Prinvest will return to the Company the 708,692 treasury shares of the Company's common stock which had been pledged by the Company as collateral under the Credit Facility. In addition, as a result of the Sale, the Company will no longer be required to reflect the Credit Facility on its consolidated financial statements and, accordingly, the Company has recognized a gain of $6,209,000 from the Sale. The Company will not receive any immediate cash payments as a result of the Sale.

In addition, for the next 18 months, the Company shall be the exclusive supplier of telecommunications switches to AGT; AGT shall receive a fifty percent discount on all Company-manufactured switches it purchases from the Company during this time period. As of May 26, 2000, the Company has not received any switch purchase orders from AGT and does not anticipate any. Coyote Communications Services, LLC, an affiliate of the Company which is included in the discontinued operations, shall continue to provide maintenance and technical support services to AGT on a month-to-month renewable basis, pursuant to the parties' existing maintenance and servicing agreement.

For the nine months ended December 31, 1999, sales, operating losses, depreciation and capital expenditures of $425,000, $1,602,000, $59,000 and $346,000, respectively, of Coyote Gateway are included in the Company's long distance services business. The identifiable assets as at December 31, 1999, however, exclude the assets of Coyote Gateway.

NOTE 4   SHAREHOLDERS' EQUITY

--------------------------------------------------------------------------------
Options and Warrants
----------------------------------------------

During the quarter ended December 31, 1999, the Board of Directors granted five-year options to purchase a total of 308,481 shares of the Company's common stock to certain employees. The per share exercise prices of these grants is equal to the closing market price of the Company's common stock on the date of the grant and range from $4.00 to $4.625. These options vest in one-third increments over three years.

During the quarter ended December 31, 1999, in consideration for administrative consulting services, the Board of Directors granted to certain outside consultants fully vested options to purchase 212,000 shares of the Company's common stock at an exercise price of $4.00 per share and 55,000 shares of the Company's common stock at $4.50 per share and a three-month term. The per share exercise prices of these grants is equal to the closing market price of the Company's common stock on the date of the grant. A fair market value of $224,000 was recorded as administrative expense for these options. The fair market value was determined using the Black Scholes model.


In December 1999, two employees, David Held and Bruce Thomas, converted their holdings of 500 Class B Units into 275,624 shares of the Company's common stock in accordance with the terms of conversion available to the holders.


During the quarter ended December 31, 1999, a total of 524,979 options were exercised which resulted in proceeds of $2.3 million. These exercises were in accordance with the terms of the Coyote Technologies Employees Non-Qualified Stock Option Plan and Company common stock was issued for that number of common shares.



NOTE 5    RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------
In October and November 1999, the Company has completed and received funding under a series of two demand loans. The first loan for a total amount of $600,000 was provided to the Company by Mr. Fiedler in the amount of $175,000, by Mr. Latham in the amount of $75,000 and by Mr. Alan J. Andreini, an affiliate shareholder of the Company, in the amount of $350,000 in October 1999. This loan bore interest at bank's prime rate (8.25% at December 31, 1999) plus 1% per year, was repayable on demand and was secured against the Company's investment in Systeam, S.p.A.

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

These borrowings together with accrued interest were fully repaid in February and March 2000.

On January 25, 2000, the Company entered into a Financial Services Agreement with First Venture Leasing LLC ("First Venture"), pursuant to which a limited liability company (the "LLC") was formed by First Venture to offer certain leasing and credit packages to the Company's customers. First Venture is an entity in which Mr. James McCullough, the Company's Chief Executive Officer and a director, had a 25% interest, which he relinquished effective upon his becoming an officer and director of the Company on February 2, 2000. The terms of the agreement with First Venture were the result of arms' length negotiation in which Mr. McCullough did not participate. The agreement with First Venture was approved by our Board of Directors.

In connection with the Financial Services Agreement, First Venture was issued 620,000 warrants to purchase common stock at $5.00 per share and 261,600 warrants at $7.35. The closing price of the Company's common stock on the date of grant was $11.00. These warrants vested upon grant. These warrants are subject to shareholder approval, therefore, the Company will determine the charge, if any, to earnings once shareholder approval is obtained.

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

In January 2000, the Company restructured its management and business strategy. On January 14, 2000, the Company issued options to Mr. McCullough to purchase 750,000 shares of common stock at $5.00 per share. The closing price of the Company's common stock on the date of grant was $5.50. Three hundred thousand options vested upon grant, with the remaining options vesting in one-third increments over three years, beginning January 14, 2001, subject to acceleration if certain common stock price targets are met and sustained. The options are subject to shareholder approval, therefore, the Company will determine the charge, if any, to earnings once shareholder approval is obtained.

NOTE 6   LOSS PER COMMON SHARE

--------------------------------------------------------------------------------

The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share for all periods due to the loss from continuing operations as the effect of options and warrants would be antidilutive .

The beneficial conversion feature ($1.05 million) applicable to the Series A Convertible Preferred Stock has been accounted for as a dividend to Series A
Convertible Preferred shareholders and has been recorded from the date of the Series A sale through to the earliest date the preferred shareholders could convert into common stock (September 1, 1999 to December 31, 1999). In computing the earnings or net loss per share applicable to common stock shareholders, all dividends on preferred stock have been deducted from the earnings or added to the losses to arrive at the earnings or losses applicable to common shares as follows:

                                             3 Months Ended                    9 Months Ended

                                   -------------------------------     -------------------------------

                                   Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1999     Dec. 31, 1998
                                   -------------     -------------     -------------     -------------
Net loss                            $  (5,042)        $  (4,106)        $  (8,245)         $  (6,534)
Beneficial conversion feature           ---                (788)            ---               (1,050)
Preferred dividend                        (72)              (88)             (226)              (117)
                                    ----------        ----------        ----------         ----------
                                    $  (5,114)        $  (4,982)        $  (8,471)         $  (7,701)
                                    ----------         ---------         ---------          ---------


NOTE 7            SUBSEQUENT EVENTS

--------------------------------------------------------------------------------

Subsequent to December 31, 1999, the following events have occurred:

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

---------------

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

Results of Operations
------------------------------------
The results for the third quarter and nine months ended December 31, 1999 and the comparative historical results have been restated to reflect the operations of our DSS Switch business segment separately as discontinued operations. The following discussion relates to the continuing operations of the long distance services and our corporate administration offices.

The long distance services business was comprised of two subsidiaries: AGT, which was acquired in April 1998 and sold in October 1999; and INET, which was acquired in September 1998.

Three Months Ended December 31, 1999 versus Three Months Ended December 31, 1998
--------------------------------------------------------------------------------
The continuing operations of the two international long distance service subsidiaries that were acquired during fiscal 1999 generated revenues of $2.9 million in the third quarter of fiscal 2000 compared to $3.8 million for the third quarter of fiscal 1999, a decrease of $0.9 million, or 24%. This decrease was primarily due to the decrease of $1.9 million, or 50%, of revenues from AGT between the two periods as a result of its sale in October 1999. Revenues of INET between the two periods increased by $0.7 million, or 32%, primarily due to increased sales from international long distance services provided to Asia.

Cost of sales for the third quarter of fiscal 2000 were $2.6 million, compared to $3.5 million for the prior quarter, a decrease of $0.9 million, or 26%. The decrease in cost of sales primarily results from the sale of AGT in October 1999 offset by increases in cost of sales of INET of $0.6 million, or 30% due to the increase in the volume of traffic carried.

Gross profit on the continuing long distance services was $0.3 million for the third quarter of fiscal 2000 and of fiscal 1999. The slight improvement in gross profit as a percentage of revenue was primarily due to more utilization of the fixed costs of the INET switching equipment.

Selling and administrative expenses of the continuing operations for the third quarter of fiscal 2000 were $1.8 million, compared to $2.7 million for the third quarter of fiscal 1999, a decrease of $0.9 million, or 33%. This decrease was primarily due to the sale of AGT in October 1999 and reductions in corporate marketing and administrative expenses. Selling and administrative expenses as a percentage of revenues for the third quarter of fiscal 2000 were 63%, compared to 71% for the third quarter of fiscal 1999.

The operating loss for the third quarter of fiscal 2000 was $1.5 million, compared to $2.4 million in the third quarter of fiscal 1999, a decrease of $0.9 million, or 38%. This decrease was primarily due to decreases in cost of sales and selling and administrative expenses described above that exceeded the decrease in revenues.

Interest expense for the third quarter of fiscal 2000 was $0.4 million, compared to $0.2 million for the third quarter of fiscal 1999. The increased expense resulted primarily from an increase in notes payable.

Loss from continuing operations for the third quarter of fiscal 2000 was $1.9 million, compared to $2.6 million for the third quarter of fiscal 1999, a decrease of $0.7 million, or 27%. The decrease resulted primarily from the reduced level of selling and administrative expenses discussed above.

The loss from discontinued operations for the third quarter of fiscal year 2000 was $3.1 million, compared to $1.5 million in the third quarter of fiscal 1999, an increase of $1.6 million or 107%. This increase was primarily due to decreases in revenues of $5.2 million for the period, resulting from a reduction in orders received for equipment shipments in the quarter and from lower margins on equipment sales. Margin decreased from 26% to 3% due mainly to deferral of profit of $2.3 million related to switching equipment supplied under extended payment terms granted to customers who are in process of obtaining third party lease financing. This profit will be recognized when the Company receives payment from these customers.

Nine Months Ended December 31, 1999 versus Nine Months Ended December 31, 1998
--------------------------------------------------------------------------------
The continuing operations acquired during fiscal 1999 generated revenues of $7.2 million in the first nine months of fiscal 2000 compared to $4.6 million for the first nine months of fiscal 1999, an increase of $2.6 million, or 57%. This increase was primarily due to $4.6 million of revenues generated through INET, which was acquired in September 1998, offset by a decrease in revenues of $2.0 million for AGT. The decrease in revenues of AGT primarily results from its sale in October 1999.

Cost of sales for the first nine months of fiscal 2000 were $6.1 million, compared to $4.5 million for the prior period, an increase of $1.6 million, or 36%. The increase in cost of sales primarily results from our acquisition of INET and also reflects the increase in the sales volume, offset by decreases in cost of sales of AGT resulting from its sale.

Gross profit on the continuing long distance services for the first nine months of fiscal 2000 was $1.1 million, compared to $0.1 million for the prior period. The improvement in gross profit was primarily due to the increases in revenue generated by INET, with improved margins from the more profitable international traffic to Asia.

Selling and administrative expenses of the continuing operations for the first nine months of fiscal 2000 were $6.8 million, compared to $4.8 million for the first nine months of fiscal 1999, an increase of $2.0 million, or 42%. This increase was primarily related to the additional selling and administrative expenses incurred by INET which was acquired in the third quarter of fiscal 1999, offset by the reduction in expenses related to AGT, which was sold in the third quarter of fiscal 2000.

The operating loss for the first nine months of fiscal 2000 was $5.7 million, compared to $4.7 million in the first nine months of fiscal 1999, an increase of $1.0 million, or 21%. This increase was primarily due to the increase in selling and administrative expenses described above offset by the improvement in gross profit.

Interest expense for the first nine months of fiscal 2000 was $1.1 million, compared to $0.3 million for the first nine months of fiscal 1999. The increased expense results from a $4.9 million increase in notes payable and a $0.3 increase in borrowings under a line of credit.

Non-operating income for the first nine months of fiscal 2000 was $6.4 million, compared to non-operating expense of $0.3 million in the first nine months of fiscal 1999. Non-operating income in the first nine months of fiscal 2000 included a $6.2 million non-cash gain recorded on the Company's sale of AGT. Non-operating expense in the first nine months of fiscal 1999 consisted primarily of losses on the sale of marketable securities.

Loss from continuing operations for the first nine months of fiscal 2000 was $0.4 million, compared to $5.2 million for the first nine months of fiscal 1999, a decrease of $4.8 million or 92%. The decrease resulted primarily from the $6.2 million non-cash gain from the sale of AGT and the other reasons discussed above.

The loss from discontinued operations for the first nine months of fiscal year 2000 was $7.9 million, compared to $1.3 million in the first nine months of fiscal 1999, a increase of $6.6 million. This increase was primarily due to decreases in revenues of $12.4 million for the period and a decrease in margins from 41% to 21%. This decrease is mainly due to deferrals of profit in the first nine months of $9.6 million relating to switching equipment supplied under extended payment terms to customers who are in the process of obtaining third party lease financing. This profit will be recognized when the Company receives payment from these customers.


Liquidity and Capital Resources
---------------------------------------

As of December 31, 1999, we had a negative working capital of $4.3 million.

During the first nine months of fiscal 2000 we used $13.2 million compared to using $3.6 million during the first nine months of fiscal 1999. This decline in operating cash flow is due primarily to the increase in the losses incurred in the continuing long distance services and in the discontinued switch business as well as increases in working capital required to support the discontinued switch business operations.

We used cash for investing activities of $1.9 million during the first nine months of fiscal 2000 compared to $4.8 million used in the corresponding period of fiscal 1999. Capital expenditures on equipment purchases of $1.0 million in the first nine months of fiscal 2000 represented an increase of $0.4 million from the corresponding period of the prior fiscal year. Purchases were primarily for additional switching equipment required to support the expansion of the international long distance services business. Net cash used in investing activities in fiscal 2000 also included cash paid in connection with increases in investment in affiliates of $0.4 million. Investment expenditure on discontinued operations of $0.4 million comprised capital expenditure on equipment and software for the first nine months of fiscal 2000 compared to $2.8 million in the prior year.

Financing activities during the third quarter of fiscal 2000 provided $5.3 million, including $2.3 million from the exercises of stock options and warrants, $2.4 million from increases in notes payable and a $0.4 million increase in borrowings under a line of credit. Net cash provided by financing activities for the first nine months of fiscal 2000 was $14.4 million, compared to $6.8 million for the corresponding period of fiscal 1999. This increase of $7.6 million results primarily from the net proceeds of a private placement in May 1999 of $10.2 million, increases of $4.9 in notes payable and $3.4 million from the exercise of stock options and warrants offset by a $4.0 million cost of redemption of 100 shares of Series A Preference Shares.

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

During the third quarter of 1999, the Company completed and received funding under a series of two demand loans. The first loan for a total amount of $600,000 was provided to the Company by Mr. Fiedler in the amount of $175,000, by Mr. Latham in the amount of $75,000 and by Mr. Alan J. Andreini, an affiliate shareholder of the Company, in the amount of $350,000 in October 1999. This loan bore interest at bank's prime rate plus 1% per year (9.25% at December 31, 1999), was repayable on demand and was secured against the Company's investment in Systeam, S.p.A.

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

We had capital lease obligations of $2.6 million at December 31, 1999 payable through 2004.

We have a $2.2 million revolving line of credit secured against certain trade receivables. As at December 31, 1999, $1.4 million had been drawn against the line representing the maximum amount available at that time. This line of credit bears interest at the bank's prime rate (8.25% at December 31, 1999) plus 4%. The line of credit expires on June 30, 2000. We have a long-term obligation in the amount of $1.6 million in connection with principal and interest due on subordinated debentures, which bear interest of 11.25% per year. The debentures mature in the year 2002 and interest only is due until such time.

In January and February 2000, we completed two private placements with accredited investors and sold 3,157,895 shares of our 6% Series B Preferred Stock at $4.75 per share. The total cash we received was $13.9 million, net of fees and expenses associated with the placements.

In February 2000, we completed the sale of our investment in Systeam, S.p.A. and received a cash payment of $1.2 million. A gain on the sale of this investment of approximately $0.4 million will be recorded in the fourth quarter of fiscal 2000.

In March 2000, four of our customers completed third party lease contracts in respect of $14.2 million of switching equipment previously sold under extended payment terms. In April 2000, we received net payments of $11.5 million. We expect to receive the remaining balance of $2.7 million once the lessees complete their payment obligations to the lessor.

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

---------------------------------

The table below presents the principal (or notional) amounts and related interest of our borrowings by expected maturity dates. The table presents the borrowings that are sensitive to changes in interest rates and the effect on interest expense of future hypothetical changes in such rates.

                                    Twelve Months Ended December 31
                                    -------------------------------
                                       (U.S. Dollars - Thousands)
                                   1999       2000        2001      2002
                                   ----       ----        ----      ----

    Line of credit borrowings    $1,414      $1,000       $500      $500
    Interest expense (A)            120          85         43        43
    Interest expense (B)            134          95         48        48
    Interest expense (C)            106          75         38        38

     - The borrowings bear interest at the bank's prime rate plus 1/2% for the line of credit.

     - The interest expense shown for line (A) is based upon the actual bank's prime rate at December 31, 1999 of 8.25%.

     - The interest expense shown for line (B) is based upon a hypothetical increase of one percentage point in the bank's prime rate to 9.25%.

     - The interest expense shown for line (C) is based upon a hypothetical decrease of one percentage point in the bank's prime rate to 7.50%.



Forward Looking Statements
-----------------------------------------

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

                           PART II. OTHER INFORMATION
                      ------------------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------------------------------------


c) Information regarding issuances of equity securities not registered under the Securities Act of 1933 is incorporated by reference from Notes 4 and 5 of the Condensed Consolidated Financial Statements in Item 1 of Part I. The sale of such securities was exempt from registration under Section 4(2) of the Securities Act of 1933.



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


     4.01 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed January 31, 2000 (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K filed on February 14, 2000).


     27   Financial Data Schedule

b)   Reports on form 8-K:


     (1)  A Form 8-K  dated  November  18,  1999 was  filed  by the  Company  on
          December 1, 1999; reporting the termination of the SEC's previously disclosed staff inquiry, under Item 5, Other Events.

     (2) A Form 8-K dated October 27, 1999 was filed by the Company on November 12, 1999, reporting the completion of the sale of the Company's approximately 80% membership interest in Coyote Gateway to AGTI on October 27, 1999, pursuant to a Purchase Agreement dated September 30, 1999, under Item 2, Acquisitions or Dispositions of Assets, and Item 7, Financial Statements and Exhibits

     (3) A Form 8-K/A dated October 27, 1999 was filed by the Company on January 10, 2000, amending the Form 8-K filed on November 12, 1999 to include pro forma financial information under Item 7, Financial Statements and Exhibits.

                                   SIGNATURES
                              -------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COYOTE NETWORK SYSTEMS, INC.

DATE: May 26, 2000             By: /s/ James R. McCullough
                                   -----------------------------
                                   James R. McCullough
                                   Chief Executive Officer
                                   (Principal Executive Officer)




DATE: May 26, 2000             By: /s/ Brian A. Robson
                                   -----------------------------

                                   Brian A. Robson
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)