Form 10-K/A
period 1999-03-31
COYOTE NETWORK SYSTEMS INC
filed 2000-06-29
CIK 57201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                           -------------------------

                                  FORM 10-K/A
                                AMENDMENT NO. 5
                           -------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                        FOR THE FISCAL YEAR ENDED MARCH 31, 1999

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


         FOR THE TRANSITION PERIOD FROM ____________ TO ____________ .


                         COMMISSION FILE NUMBER 1-5486

                          COYOTE NETWORK SYSTEMS, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                   DELAWARE                                        36-2448698
        (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
        INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)
   1640 SOUTH SEPULVEDA BOULEVARD, SUITE 320
            LOS ANGELES, CALIFORNIA                                   90025
   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)



REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:           (800) 935-8506
SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:   NONE
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:   COMMON STOCK, $1.00 PAR VALUE



     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YES [ ] NO



     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]



     On June 15, 2000, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was $97,753,000 based on the closing sale price of $6.00 of the Registrant's common stock on The Nasdaq National Stock Market. At June 15, 2000, the Registrant had issued and outstanding an aggregate of 17,430,451 shares of its common stock. For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's common stock, and subtracting those shares from the total number of shares outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE -- NONE.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

FORWARD-LOOKING STATEMENTS


     All statements other than historical statements contained in this Report on Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by us in the future, statements about our business strategy and plans, statements about the adequacy of our working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual Report to Shareholders, Form 10-Q, Form 8-K or press release of ours may include forward-looking statements. In addition, other written or oral statements which constitute forward-looking statements have been made or may in the future be made by us, including statements regarding future operating performance, short and long-term sales and earnings estimates, backlog, the status of litigation, the value of new contract signings, industry growth rates and our performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of our control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and the other risk factors set forth herein (see Item 7 -- Risk Factors). Except as required by law, including the federal securities laws, we do not undertake any obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.


ITEM 1. BUSINESS

GENERAL


     Coyote Network Systems, Inc. is engaged in the business of selling international long distance services. We sell competitively priced wholesale international long distance services, primarily to entrepreneurial carriers and we market retail international long distance services, primarily to affinity groups, i.e., groups that share a common characteristic such as language or culture.


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


     In April 1998, we expanded the scope of our telecommunications business by acquiring substantially all of the assets of American Gateway Telecommunications, a provider of wholesale international long distance services. In September 1998, we completed the acquisition of INET Interactive Network System, a provider of international long distance services primarily to commercial and residential affinity groups. In November 1998, we formed TelecomAlliance, which was designed to enhance the growth and liquidity of entrepreneurial carriers by providing its member companies with wholesale long distance and Internet services. In January 1999, we formed Coyote Communications Services LLC, designed to provide network operations and support services to our customers and other new, entrepreneurial carriers. In September 1999 we sold substantially all of the assets of American Gateway. In May 2000, we made a strategic decision to discontinue the switch segment of our business, including the businesses of TelecomAlliance and Coyote Communications Services LLC. See "Our Discontinued Segments" and "Subsequent Events". In fiscal 1999 and 2000, we derived $6.8 million and $11.8 million, respectively, of revenue from the retail and wholesale international long distance service, our only continuing segment.



     In March 2000, we agreed to acquire Group Long Distance, Inc., or GLDI, a non-facilities-based reseller of long distance services to more than 15,000 small and medium-sized businesses and residential customers. On May 10, 2000, we entered into an Agreement and Plan of Merger, subsequently amended on May 26, 2000, under which we agreed to acquire Primary Knowledge, Inc., a California corporation in the process of changing its name to HomeAccess MicroWeb, Inc. HomeAccess is a developer of local community on-line exchange services that are expected to enable customers to select, order and pay for products and services on-line from local merchants using personal computers or less expensive screen phones. The consummation of the transactions contemplated by the merger agreement are subject to certain contingencies, including approval of our stockholders. In May 2000, we agreed to acquire two additional telecommunications carriers, Ariana Telecommunications and Poly Link Development Ltd., which provide service in a variety of locations in the Middle East and eastern Asia, respectively. The acquisitions of GLDI, Ariana and Poly Link are subject to certain closing conditions which we expect will be satisfied later this year.



     Our principal executive offices are located at 1640 South Sepulveda Boulevard, Suite 320, Los Angeles, California 90025, and our telephone number is
(800) 935-8506.


INDUSTRY OVERVIEW


     Evolving technologies, pro-competitive legislation, deregulation and privatization of international telephone companies, the build-out of new networks in developing countries, the Internet, new carrier services and changing customer demands mark today's telecommunications industry. We believe these developments have created a new paradigm, an opportunity for new, emerging domestic and international carriers to compete with incumbent carriers and for established carriers to expand beyond their traditional markets.



  International Long Distance Market.



     The international long distance market is a large and growing segment of the telecommunications market. According to TeleGeography, a market research firm, the total market for international long distance services in 1997 was approximately $65.9 billion. International Data Corporation expects international long distance traffic to grow from 94.9 billion minutes in 1998 to
187.1 billion minutes in 2002. We believe that this growth will accelerate as countries around the world continue to deregulate their telecommunication markets.



     From the standpoint of U.S.-based long distance providers, the industry can be divided into two major segments: The U.S. international market, consisting of all international calls billed in the U.S., and the overseas market, consisting of all international calls billed in countries other than the U.S. The U.S. international market has experienced substantial growth in recent years, with gross revenues from international long distance services rising from approximately $8.0 billion in 1990 to approximately $19.3 billion in 1997, according to Federal Communications Commission data.



     The 1984 deregulation of the U.S. telecommunications industry enabled the emergence of a number of new long distance companies in the U.S. Currently, there are more than 500 U.S. long distance companies, most of which are small or medium-sized companies. To be successful, these small and medium-sized companies need to offer their customers a full range of services, including international long distance. However, most of these carriers do not have the critical mass to receive volume discounts on international traffic from the larger facilities-based carriers such as AT&T Corp., MCI Worldcom and Sprint Corporation. In addition, these small and medium-sized companies generally have only limited capital resources to invest. New international carriers emerged to take advantage of this demand for less expensive international bandwidth. These entrepreneurial carriers acted as aggregators of international traffic for smaller carriers, taking advantage of larger volumes to obtain volume discounts on international routes (resale traffic), or investing in facilities when volume on particular routes justified such investments. Over time, as these international carriers became established and created high quality networks, they began to carry overflow traffic from the larger long distance providers seeking lower rates on certain routes. Our wholesale international long distance business is designed, among other things, to obtain volume discounts and other economies by aggregating a number of emerging carriers.


     The highly competitive and rapidly changing international telecommunications market has created a significant opportunity for carriers that can offer high quality, low cost international long distance service. Deregulation, privatization, the expansion of the resale market and other trends influencing the international telecommunications market are driving decreased termination costs, a proliferation of routing options and increased competition. Successful companies among both the emerging and established international long distance companies will need to aggregate enough traffic to lower costs of both facilities-based or resale opportunities, maintain systems which enable analysis of multiple routing options and provide a variety of services, invest in facilities and switches and remain flexible enough to locate and route traffic through the most advantageous routes. We seek to take advantage of these market conditions as a provider of retail and wholesale international long distance services.



OUR RETAIL AND WHOLESALE DOMESTIC AND INTERNATIONAL LONG DISTANCE SERVICES


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


     Our INET Interactive Network System subsidiary is a full service, facilities-based telecommunications carrier that provides retail as well as wholesale long distance services to commercial customers as well as affinity groups, such as French and Japanese speaking people in the United States. As of March 31, 1999, INET had approximately 9,900 customers who purchased approximately 16.3 million minutes of traffic for the three months ended March 31, 1999. As of March 31, 2000, INET had approximately 23,600 customers who purchased approximately 23.4 million minutes of traffic for the three months ended March 31, 2000.



     INET's retail and wholesale services include call origination to and from anywhere in the U.S. to more than 200 countries worldwide. INET also provides back office services, such as billing administration and invoice reconciliation services and switch partitioning which maximizes switch resources and generates additional revenue by permitting the resale of excess switching capacity to other carriers. INET also provides retail services such as 1-800/888 services, calling card and pre-paid debit card services, billing services and language-centric and culture-sensitive customer support. Our former American Gateway Telecommunications subsidiary was a full service, facilities-based carrier offering wholesale services to telecom carriers and switchless resellers. AGT provided international long distance services to Asia, the Pacific Rim, Europe and the Americas. In fiscal 1999, American Gateway had nine wholesale customers who purchased an aggregate of 4.3 million minutes of traffic. In September 1999, we sold our interest in American Gateway by transferring all the assets and liabilities to PrinVest Corp., reporting a gain of $6.2 million.



OUR DISCONTINUED SEGMENTS



     Our primary equipment products include telecommunications switches ("DSS Switches") and Internet Protocol gateways, or entrances and exits to a communications network ("Carrier IP Gateways"), designed to route voice traffic over public and private networks and the Internet. In fiscal 1999 and 2000, we generated revenues of approximately $32 million and $13 million, respectively, from the sale of switching and related original equipment manufacturer, or OEM, equipment. In May, 2000, we made the strategic decision to discontinue and dispose of this segment, including our DSS Switches and Carrier IP Gateways, and have substantially exited these business segments. Revenue from the sale of international long distance service constitutes our primary source of revenue. See "Subsequent Events".



  DSS Switch.



     We designed, developed, engineered and marketed flexible telecom switches that enable telecommunications carriers to provide voice and data services to retail and wholesale customers. DSS Switches enable telecom carriers to provide local, long distance and Internet access as well as value-added services like debit and credit card services, 800 number services, conferencing and operator services.



     The DSS Switch converts different signaling systems from international countries such that they are compatible with the signaling system used for domestic telephone calls, providing reliable, efficient, affordable international voice and data communications.

  Carrier IP Gateway.



     The Carrier IP Gateway is a flexible Internet Protocol, or IP, solution designed to meet the needs of domestic and international long distance carriers, local service providers and Internet access providers. Internet Protocol describes software that is used on the Internet and data networks to track addresses, to route outgoing messages and to recognize incoming messages. The Carrier IP Gateway improves the efficiency of costly dedicated long distance telephone lines by compressing and packetizing the traffic and routing it between the public telephone network, private data networks and the Internet.


     The Carrier IP Gateway serves as a connection between the public telephone network, private voice and data networks and/or the Internet. The Carrier IP Gateway enables voice and fax calls to be routed over networks that use IP.


     Our equipment sales were targeted toward entrepreneurial carriers, such as competitive local exchange carriers, switchless resellers and international and domestic long distance providers.


BUSINESS STRATEGY


     In addition to continuing to develop and grow our long distance carrier business through internal growth and acquisition, we plan to provide telephone communications services that will allow users to easily make retail purchases and bill payments using the Internet and provide other information services.



     In our view, the personal computer remains too complex and expensive to encourage high volumes of e-commerce transactions by the majority of the population. We believe that the market will move toward a much simpler electronic interaction between customer and seller, regardless of age, technological background, or location. We intend to build the "Model A" of Internet transaction-platforms based not on the computer with all its complexities but on the telephone with all its familiarities. We believe we can create a sustainable competitive advantage and increased valuation by providing our end-users customers with a low cost, high functionality communications package that includes easy-to-use Internet-based applications, local and long distance service and Internet access, all from a Web-enabled screen telephone.



     In most cases, we intend to sign agreements which call for vertical market partners, such as grocery chains, credit card issuers and utility companies, to purchase the requisite Web-enabled screen telephones for distribution in the partner's channels. Through these strategic relationships, we intend to generate transactional, e-commerce-based revenues through the tying together of a number of important consumer applications including long distance/local dial tone, Internet service, secure on-line shopping, bill payment and presentation, and smart card capability. In each case, a screen based telephone with a simple command and entry structure will be the primary interface, not the personal computer. We plan to receive revenues from e-commerce transactions, advertising and voice services as well as Internet access services. Each service and strategic partnership is intended to feed the others and drive a simple, yet comprehensive offering to our customers.



     The fulfillment of our strategy is subject to a number of contingencies, including obtaining adequate financing to complete acquisitions and to otherwise pursue our objectives.



  Target Markets.



     We plan to continue to acquire companies and form joint ventures to complement our carrier strategy and implementation of IP-based networks, both domestically and internationally, as well as acquiring cable rights to strategic countries. We are a licensed carrier in Japan and are pursuing carrier status in other countries.



  Sales and Marketing.



     To meet the needs of our customers, we market our services through the coordinated efforts of our direct sales force and independent agents.



     We primarily market our wholesale long distance services directly to U.S. based and foreign based international telecommunication carriers through our direct sales force. We primarily market our retail long distance services through our agents and focused sales and marketing activities, e.g., advertising in local ethnic newspapers.



  Research and Development, Manufacturing and Supply.



     In fiscal 1999, we invested approximately $11.0 million in engineering, research and development efforts with the goal of providing new and enhanced features to our then existing DSS Switch and developing the Carrier IP Gateway, each of which are now discontinued segments of our business. See "Our Discontinued Segments" and "Subsequent Events". The purpose of these investments was to address the expanded customer and technical demands of the existing carrier marketplace while preparing us to successfully participate in the Internet Protocol based market.



     Our Switch Server Architecture, or SSA, is a scalable, open, standards-based platform that allows interworking of voice and data networks and the applications operating on these networks and is designed to meet the needs of entrepreneurial carriers. The SSA meets those needs by reducing network costs and enabling revenue generation through enhanced service applications. Carrier and service provider costs are reduced by routing voice and fax traffic over inexpensive IP networks. The SSA allows carrier and service providers to realize the cost reductions of next-generation IP-telephony networks while maintaining interoperability with the public telephone networks.



     The SSA employs internally-developed and OEM hardware and software components which enables us to quickly provide complete turnkey products and services to our customers. The SSA provides an industry-standard and open call-processing model which allows application developers to quickly develop and/or integrate third-party revenue-generating enhanced services.



     The research and development focus described above was conducted in accordance with detailed design specifications developed by us. We engaged contract engineers and independent laboratories to perform some of the research and development work. These efforts typically involved expertise in the following areas: automatic test systems, telecommunications and engineering processes, UNIX software, operation administration maintenance and provisioning, telecommunication signaling systems, telecommunications and data communications software and Internet software. In virtually all of these instances, we owned the results of the research and development performed.



     Where an application required the customization of existing contractor proprietary software, we typically entered into a license agreement with the contractor.



     Certain software and hardware for our DSS Switch and IP Gateway products were licensed or procured from other vendors under OEM arrangements, or were developed jointly with other vendors pursuant to research and development joint ventures, partnerships or similar arrangements. Other hardware and/or software components, such as subscriber and date line cards and core switch software, were developed by us or our contractors.



     General purpose hardware components were also used in the switches and IP gateways, which lowered costs and enabled us, if we chose, to acquire such components from more than one vendor.



     We performed certain system integration and test functions in house. In addition, we outsourced some of our manufacturing and procurement of raw materials used in manufacturing to outsourced vendors, including APW and I-PAC Manufacturing, Inc. Our outsource vendors have facilities to provide a turnkey product which includes the manufacturing or procurement of board, chassis, and system level assemblies. We conducted final assembly and testing of our products at our facility and then shipped the products directly to our end-user customer sites via a third-party transportation company.



     Certain software and hardware associated with adjunct and peripheral equipment to provide certain functions and features were licensed or procured under OEM arrangements from other vendors.

  Proprietary Rights.



     We use a combination of trade secrets, industry know-how, confidentiality, non-compete agreements and tight control of our software to protect the services and features that we believe give us competitive advantages.



  Wholesale and Retail Facilities.



     We provide long distance service to and from international countries through a flexible network comprised of various foreign and domestic termination relationships, international gateway switches, leased facilities and resale arrangements with long distance providers. We plan to grow our revenues by capitalizing on the deregulation of international telecommunications markets.



COMPETITION IN THE TELECOMMUNICATIONS INDUSTRY.



     Telecommunications markets are highly competitive. We compete with large communication carriers with financial resources significantly greater than ours. Some of these large carriers, such as AT&T, MCI Worldcom and Sprint, could initiate and support prolonged price competition to gain market share. The international telecommunications long distance market is intensely competitive and subject to rapid change. Our competitors in the international wholesale long distance market and the retail international long distance market include:



     - large, multinational corporations such as AT&T, MCI Worldcom and Sprint;



     - smaller service providers in the U.S. and overseas that have emerged as a result of deregulation, including providers such as Startec Global Communications Corp. and Primus Telecommunications Group, Inc., each of which focuses partly on affinity groups;


     - switchless and switch-based resellers of international long distance services;

     - international joint ventures and alliances;

     - dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries; and


     - U.S. based and foreign long-distance providers that have the authority from the Federal Communications Commission, or FCC, to resell and terminate international telecommunications services.


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


     International competition also may increase as a result of the competitive opportunities created by a Basic Telecommunications Agreement concluded by members of the World Trade Organization, or WTO, in 1997. Under the terms of the WTO agreement, starting February 1998, the United States and more than 65 countries have committed to open their telecommunications markets to competition and foreign ownership and to adopt measures to protect against anti-competitive behavior.



GOVERNMENT REGULATION.



     Our U.S. interstate and international telecommunications service offerings generally are subject to the regulatory jurisdiction of the Federal Communications Commission, or FCC. Our telecommunications service offerings outside the U.S. are generally done under contract to third-party carriers who deal with the international and in-country regulatory authorities.


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

  United States Regulation


     We provide international telecommunications service to, from and through the United States and generally are subject to the terms of the Communications Act of 1934, the Telecommunications Act of 1996 and regulation by the FCC.
Section 214 of the Communications Act requires us to make application to and receive authorization from the FCC prior to leasing international capacity, acquiring international facilities, purchasing switched minutes or providing international service to the public.


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


     The long distance telecommunication services we offer in the U.S. also are subject to the jurisdiction of state regulatory authorities, commonly known as public utility commissions, or PUCs. Specifically, since we have facilities in California, New York, Georgia and Texas, we are subject to the regulations of the PUCs in those states.


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


     We have a "Special Type II Telecommunications Carrier" license that allows us to originate and terminate traffic in Japan. As such, we must comply with the provisions of the Japanese Telecommunications Business Law and the Japanese Ministry of Post and Telecommunications, or MPT, "Three Year program for the Promotion of Deregulation" and related laws on the "Rationalization of Regulatory Frameworks in the Telecommunications Field." A Special Type II license provides us with certain privileges and responsibilities, e.g., we must have two certified switch engineers in Japan and we must file periodic reports with the MPT.



  Environmental Regulation.


     Compliance with federal, state and local regulations relating to environmental protection has not had a material effect upon our capital expenditures, operating results or competitive position.

EMPLOYEES.



     As of June 19, 2000, we had 74 employees. In addition, we retain from time to time, on a contract basis, a number of people for specific projects. We believe that our future growth and success will depend in large part upon our ability to continue to attract and retain highly qualified people. We have no collective bargaining agreement with our employees. We believe that our relationships with our employees are good.



  Subsequent Event.



     In May 2000, we made the strategic decision to discontinue and dispose of the switch segment of our business and we have substantially exited that business segment. Our long distance services segment is now our only continuing segment. Our consolidated financial statements, Selected Financial Data and Management's Discussion and Analysis of Financial Condition and Results of Operations have been restated and revised to reflect the switch segment as discontinued operations.



                                  RISK FACTORS



     In addition to the other information included in this report, the following factors should be considered in evaluating our business and future prospects.



OUR LIMITED OPERATING HISTORY IN OUR CURRENT BUSINESS SEGMENT MAKES IT DIFFICULT TO EVALUATE OUR BUSINESS AND FUTURE PROSPECTS.



     In May 2000 we decided to discontinue and dispose of our switch business, which represented approximately 56% of our net sales for the year ended March 31, 2000. We did not enter the long distance services segment, which is currently our only business segment, until 1998. Accordingly, in our current business segment we have a limited operating history upon which you can evaluate our business and future prospects. In addition, we have recently entered into an agreement to acquire HomeAccess Microweb, Inc., a developer of local community on-line exchange services, a new business for us if this acquisition is consummated. You should consider the risks and uncertainties that companies in a relatively new business, like ours, may experience. Some of the risks and uncertainties we face as we continue to develop our experience in this market relate to our ability to:



     - sell our services;



     - generate significant revenues from our sale of long distance minutes;



     - integrate acquired businesses, technologies and services; and



     - respond to rapidly changing technologies and our competitors' development of similar services.



     If we are unable to address successfully some or all of these uncertainties, we may not be able to expand our business, compete effectively or achieve profitability.



WE HAVE EXPERIENCED AND MAY CONTINUE TO EXPERIENCE OPERATING LOSSES AND NEGATIVE CASH FLOW FROM OPERATIONS, AND WE MAY BE UNABLE TO ACHIEVE PROFITABILITY.



     We have incurred substantial costs in developing and acquiring our businesses and technologies. For the last four fiscal years, we incurred losses from our operations. In addition, we experienced negative cash flow from operations of $17,859,000, $8,475,000, $6,125,000 and $15,673,000, in fiscal years 1997, 1998, 1999 and 2000, respectively. We may not be able to achieve profitability and positive cash flow from operations in the foreseeable future. To achieve profitability and positive cash flow, we must increase the sales of our services. If we are unable to increase our sales, we may not generate enough revenues to carry out our business plan and achieve profitability. Even if we do achieve profitability and positive cash flow, we may not be able to sustain or increase profitability and positive cash flow in the future.

IF WE ARE UNABLE TO OBTAIN SUBSTANTIAL ADDITIONAL FINANCING, WE MAY BE UNABLE TO SUPPORT OUR GROWTH, EXECUTE OUR BUSINESS STRATEGY OR RESPOND TO COMPETITIVE PRESSURES.



     As of March 31, 1999, we had negative working capital of $0.7 million and as of March 31, 2000, we had positive working capital of $2.5 million. Our current business plan contemplates growth through acquisitions, which would require substantial additional financing. The required additional financing may not be available to us on favorable terms or at all. Without additional financing on acceptable terms, we may have to reduce the scope of our planned expansion of operations. In particular, if we are unable to obtain adequate funds on acceptable terms or at all, we may be unable to:



     - take advantage of acquisition opportunities;



     - successfully integrate operations of acquired businesses into our own;



     - develop or enhance services; or



     - respond to competitive or business pressures.



     In addition, until we achieve higher sales and more favorable operating results, our ability to obtain funding from outside sources of capital could be restricted.



THE MARKET PRICE OF OUR COMMON STOCK PRICE HAS BEEN AND MAY CONTINUE TO BE VOLATILE, AND OUR INVESTORS MAY EXPERIENCE INVESTMENT LOSSES.



     The market price of our common stock has been and may continue to be volatile. As a result, investors may buy our stock at high prices only to see the price drop substantially a short time later. Our stock price may decline or fluctuate in response to a variety of factors, including:



     - actual or anticipated fluctuations in our operating results;



     - our announcement of potential acquisitions;



     - industry consolidation;



     - conditions and trends in the international telecommunications market;



     - adoption of new accounting standards affecting the telecommunications industry;



     - changes in estimates of our performance or recommendations by financial analysts; and



     - market conditions in the telecommunications industry and the market as a whole.



     The volatility of the market price of our stock could also result in securities class action litigation. Any litigation would result in substantial costs and divert our management's attention and resources.



ANY FUTURE ACQUISITIONS OF COMPANIES MAY RESULT IN DISTRACTION OF OUR MANAGEMENT AND DISRUPTIONS TO OUR BUSINESS, AND WE MAY INCUR A VARIETY OF EXPENSES WITHOUT REALIZING THE ANTICIPATED BENEFITS.



     Our growth strategy is to expand through the acquisition of or investment in complementary businesses, technologies, services or products if appropriate opportunities arise. We may not be able to identify suitable acquisition or investment candidates in the future, or if we do identify suitable candidates, we may not be able to make such acquisitions or investments on commercially acceptable terms or at all. Our inability to make such acquisitions or investments and expand our range of services and products may have a negative impact on our growth strategy and our ability to compete in the long distance services segment of the telecommunications industry. If we acquire or invest in another company, we could have difficulty assimilating that company's personnel, operations, technology or products and service offerings. We may also experience risks associated with entering markets in which we have limited or no experience. In addition, the key personnel of the acquired company may decide not to work for us. These difficulties could disrupt our ongoing business, distract our management and employees, increase our expenses and adversely affect our results of operations. If we are unable to successfully integrate a newly acquired business into our existing operations, we may not be able to recoup the cost of the acquisition. Furthermore, the accounting treatment for any acquisition transaction may result in significant goodwill, which, when amortized, will negatively affect our net income.



     Since April 1998, we have acquired two business, American Gateway Telecommunications and INET Interactive Network System, Inc., and we have entered into definitive agreements to acquire HomeAccess Microweb, Inc., Ariana Telecommunications and Poly Link Development Ltd. We disposed of our interests in American Gateway in October 1999 and we terminated a pending acquisition of Apollo Telecom, Inc. in April 1999 due to its inability to satisfy all of the closing conditions. In fiscal 2000 we also terminated a pending acquisition of additional interests in Systeam, S.p.A. because of our inability to timely raise the needed capital. We sold all of our interests in Systeam in February 2000.



BECAUSE OUR BUSINESS IS NOT CURRENTLY DIVERSIFIED, A DECLINE IN OUR TELECOMMUNICATIONS BUSINESS WILL HARM OUR FINANCIAL PERFORMANCE AND MAY CAUSE THE PRICE OF OUR STOCK TO DECLINE.



     We have sold our non-telecommunications businesses and are discontinuing and disposing of our switch equipment segment to concentrate on developing our long distance services segment. For the year ended March 31, 2000, our switch segment represented approximately 56% of our total net sales. As a result of our decision to dispose of these segments of our business, we have become smaller and less diverse than in the past, with fewer fixed assets and a smaller revenue base. To reduce the effect of these business changes, we will have to develop and introduce new products or services on a timely basis. We may not be able to successfully develop, introduce and market new products and services, and any new products or services may not achieve market acceptance. If we are unable to develop new products or services and successfully market them, we may not be able to attain profitability. Any decrease in the sales of our services will no longer be offset by sales from our business segments that we discontinued and will therefore directly and adversely affect our financial condition, which may in turn cause the price of our stock to decline.



OUR OPERATING RESULTS FLUCTUATE SIGNIFICANTLY FROM QUARTER TO QUARTER, WHICH COULD CAUSE OUR STOCK PRICE TO DECLINE AND MAKE IT DIFFICULT FOR US TO MANAGE OUR EXPENSES.



     Our operating results have fluctuated and may continue to fluctuate significantly from quarter to quarter due to a number of factors. In future quarters, our operating results may be below the expectations of public market analysts or investors, and the price of our common stock may decline. Some of the factors which cause fluctuations include:



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



     - changes in the staffing levels of our sales, marketing and technical support and administrative personnel; and



     - market acceptance of new products.



     It is difficult for us to predict the occurrence of factors which may cause fluctuations. Because we base our expense levels in part on expectations regarding future sales, we may be unable to adjust spending in a timely manner to compensate for any unexpected shortfalls in sales. A significant shortfall in demand for our services relative to our expectations, or a material delay in customer orders, may cause us to be unable to meet our financial commitments. In recent periods, slower than expected closings of lease transactions and financings have adversely impacted our results and have had a negative effect on our cash flow and liquidity.

IF WE LOSE OUR KEY PERSONNEL OR ARE UNABLE TO ATTRACT AND RETAIN KEY PERSONNEL, WE MAY BE UNABLE TO PURSUE BUSINESS OPPORTUNITIES AND OUR REVENUES COULD DECLINE.



     We believe that our future success depends in large part upon our continued ability to recruit, hire, retain and motivate highly skilled technical, sales, marketing, network operations and managerial personnel. Competition for these employees is intense and may result in significant increases in our costs to hire and retain them, which could reduce our margins and profitability. We may not be successful in retaining key personnel, and the loss of any of our executive officers or other key employees, or the failure of any recently hired executive officers to integrate into our operations, could adversely affect our ability to execute our business strategy and compete in the telecommunications industry. If we are unable to attract additional qualified personnel in a timely manner and on reasonable terms, our revenues and profitability could decline.



A PENDING NASDAQ INVESTIGATION MAY CAUSE THE PRICE OF OUR COMMON STOCK TO DECLINE, DISRUPT TRADING AND DISTRACT MANAGEMENT.



     In December 1998, we received publicity from several articles published by TheStreet.com, an Internet publication, which implied, among other things:



     - that one of our end-user customers, Crescent Communications, Inc., did not exist; and



     - that our sale of equipment to Crescent through a third party, Comdisco, Inc., was invalid.



     Following the publication of these articles, Nasdaq and the Securities and Exchange Commission commenced inquiries regarding our sale to Crescent Communications and other transactions. The SEC advised us in November 1999 that it had dropped its investigation. We do not know the status of the Nasdaq inquiry and Nasdaq has not contacted us regarding the matter since May 1999. If the Nasdaq inquiry continues it may divert the attention of our management from day-to-day operations which could have a material adverse effect on our business. If the Nasdaq inquiry results in a negative outcome, Nasdaq could impose a variety of sanctions against us, including possible de-listing. These sanctions could adversely affect the trading or registration of our common stock and cause the stock price to decline.



IF WE DO NOT EFFECTIVELY MANAGE OUR GROWTH, OUR INFRASTRUCTURE MAY NOT BE ABLE TO SUPPORT IT AND WE MAY NOT BE ABLE TO MANAGE OUR BUSINESS.



     We have experienced growth in the number of our employees and the scope of our operations. This growth may strain our managerial and operational resources. To support our growth, our organizational infrastructure must grow accordingly. To manage potential future growth of our operations and personnel, we must improve our operational, financial and management information systems. If we fail to address these issues, our operational infrastructure may be insufficient to support our levels of business activity. In this event, we could experience disruptions in our business, delays in the development of new products and services or the enhancement of existing services, and declining revenues or profitability.



ADDITIONAL FUNDING MAY BE DILUTIVE TO EXISTING STOCKHOLDERS OR MAY IMPOSE OPERATIONAL RESTRICTIONS.



     Any additional equity financing may be dilutive to our stockholders. Debt financing, if available, may involve restrictive covenants, which may limit our operating flexibility with respect to certain business matters, including limitations on our payment of dividends. If we raise additional funds by issuing equity securities, stockholders may experience dilution in net book value per share and any additional equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.



     In February 2000, we sold shares equal to approximately 20% of our outstanding common stock in a private placement. Under NASD rules, we may not be able to obtain additional financing through another private placement in the near future without stockholder approval or a waiver from the NASD.

THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY COMPETITIVE AND OUR INABILITY TO COMPETE SUCCESSFULLY COULD DECREASE THE DEMAND FOR OUR SERVICES AND ADVERSELY AFFECT OUR SALES AND REVENUES.



     Our competitors or potential competitors may have longer operating histories, greater name recognition, larger customer bases and greater financial, technical and marketing resources that we do. If we are unable to successfully compete in the marketplace, our revenues may decline. In addition, consolidation in the telecommunications industry could not only create even larger competitors with greater financial and other resources, but could also reduce the number of potential customers for our services. If we are unable to sell our services to the remaining potential customers, this could further impact our ability to attain a profitable level of sales.



     The international telecommunications industry is intensely competitive and subject to rapid change. Our competitors in the retail and wholesale international long distance market include:



     - multinational corporations;



     - service providers in the U.S. and overseas that have emerged as a result of deregulation;



     - switchless and switch-based resellers of international long distance services;



     - joint ventures and alliances among such companies;



     - dominant telecommunications operators that previously held various monopolies established by law over the telecommunications traffic in their countries; and



     - U.S. based and foreign long-distance providers that have the authority from the FCC to resell and terminate international telecommunications services.



     International competition also may increase as a result of the competitive opportunities created by the Basic Telecommunications Agreement concluded by members of the World Trade Organization in April 1997. Under the terms of such agreement, starting February 1998, the United States and more than 65 countries have committed to open their telecommunications markets to competition and foreign ownership and to adopt measures to protect against anti-competitive behavior.



OUR INABILITY TO PROTECT OUR INTELLECTUAL PROPERTY RIGHTS COULD HARM OUR COMPETITIVE POSITION AND OUR ABILITY TO MARKET AND SELL OUR SERVICES.



     We rely on a combination of trade secrets, confidentiality and non-compete agreements to protect our services and their specific features. Despite our efforts to protect our proprietary rights, unauthorized parties may attempt to copy aspects of our services or to obtain and use information that we regard as proprietary. Competitors may also independently develop technologies that are substantially equivalent or superior to ours. Effective trademark, service mark, copyright and trade secret protection may not be available in every country in which we may market our services or products. Our failure to protect our intellectual property rights and proprietary information could enable others to offer services or products comparable or superior to ours which they could sell to our potential and existing customers. If this occurs, our customer base could be reduced and our sales could decline.



     Litigation may be necessary to enforce or protect our intellectual property rights or to defend against claims of infringement. Litigation for these purposes could be costly and could divert the attention of our management from day-to-day operations. An adverse outcome in intellectual property litigation could cost us our proprietary rights, subject us to significant liabilities, require us to seek licenses from third parties (which they may not be willing to grant) or prevent us from selling our services, all of which could have a material adverse affect on our ability to compete in the telecommunications industry and our overall business. We recently settled litigation involving a claim that our use of the name "Coyote" infringed on the rights of the plaintiff and agreed to change our name.

OUR PLANS FOR INTERNATIONAL EXPANSION MAY NOT SUCCEED, WHICH COULD HARM OUR REVENUES, PROFITABILITY AND OVERALL GROWTH.



     We plan to increase our expansion into international markets. Our expansion into international markets may not succeed for a number of reasons, including:



     - our inability to obtain necessary permits and operating licenses in foreign countries;



     - unexpected regulatory changes;



     - legal uncertainties inherent in transnational operations;



     - fluctuations in international currency exchange rates or imposition of currency exchange controls;



     - potentially adverse tax consequences;



     - changes in political and economic conditions; and



     - difficulties in staffing and managing international operations.



     Difficulties we may encounter in our international operations could divert management's attention from other day-to-day operations and negatively affect our financial performance. Managing operations in multiple countries could also strain our ability to manage our overall growth. Our inability to manage growth could delay our development of new products and services and our enhancement of existing services, which could negatively impact our ability to compete in the telecommunications industry and our business in general.



OPTIONS, WARRANTS, CONVERTIBLE SECURITIES AND OTHER COMMITMENTS TO ISSUE COMMON STOCK MAY DILUTE THE VALUE OF THE COMMON STOCK.



     As of June 19, 2000, we had outstanding warrants and options to issue up to 10,330,540 shares of common stock, and convertible securities convertible into up to 3,364,561 shares of common stock. If the common stock underlying such options, warrants, convertible securities and commitments were issued, it would dilute the book value per share, earnings per share and voting power of our outstanding capital stock.



THE TELECOMMUNICATIONS INDUSTRY IS HIGHLY REGULATED AND FUTURE REGULATIONS MAY ADVERSELY AFFECT OUR BUSINESS AND OPERATIONS.



     The federal government, through the FCC and other federal agencies, regulates and administers the telecommunications industry by passing laws and regulations that control prices, competition and the sale of long distance minutes. Foreign governments and agencies perform similar functions. The U.S. Congress, the FCC or foreign governments or agencies may adopt new laws, regulations and policies that may directly or indirectly affect us in the future. The adoption of new legislation or regulations which impact telecommunications businesses could adversely affect our business and operations.


ITEM 2. PROPERTIES


     Our executive offices are located in approximately 15,000 square feet of office space in Los Angeles, California currently leased by us under a five-year lease expiring March 2004. We also lease 21,000 square feet of office space in Richardson, Texas to support our engineering requirements under a seven-year lease expiring April 2005. We also lease 5,100 square feet of office space in Norcross, Georgia under a five-year lease expiring October 2003. Additionally, we lease 23,000 square feet of office space in Westlake Village, California, the former location of our executive offices, under a five-year lease expiring February 2003. We are currently subletting the Westlake Village space and plan to reduce our Richardson obligation by 60% in the near future.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     Not applicable.

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


              FISCAL 1999                                     FISCAL 1998
----------------------------------------        ---------------------------------------
       QUARTER          HIGH       LOW                 QUARTER          HIGH      LOW
       -------         -------    ------               -------         ------    ------
First................  $ 9.167    $3.720        First................  $5.580    $1.235
Second...............   10.119     4.533        Second...............   9.762     2.679
Third................   16.500     6.071        Third................   8.274     4.539
Fourth...............  $ 9.125    $4.125        Fourth...............  $6.429    $3.303



     At June 16, 2000, we had 1,180 stockholders of record.



     We have not declared any cash dividends during the last three fiscal years. We have no plans to pay cash dividends on our common stock in the foreseeable future. Further, pursuant to our subordinated debentures, we cannot pay cash dividends on our common stock if our consolidated tangible net worth ($5,488,000 at March 31, 2000) would be less than the aggregate principal amount of the subordinated debentures ($1,254,000).


SALES AND ISSUANCE OF UNREGISTERED SECURITIES


     In June 1999, in connection with lease financing provided to our end-user customers, we issued three year warrants to PrinVest Financial Corporation, a third-party leasing company, pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. Each of these warrants is to purchase 30,000 shares of common stock and may be exercised for three years from the date of issuance at $3.56, $5.56 and $7.56, per share, respectively.

ITEM 6. SELECTED FINANCIAL DATA

                          COYOTE NETWORK SYSTEMS, INC.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             AS OF AND FOR THE YEARS ENDED
                                                --------------------------------------------------------
                                                MARCH 31,   MARCH 31,   MARCH 31,   MARCH 30,   APRIL 1,
                                                  1999        1998        1997        1996        1995
                                                ---------   ---------   ---------   ---------   --------
Net sales.....................................  $  6,756    $     --    $     --     $    --    $    --
                                                ========    ========    ========     =======    =======
Earnings (loss) from:
  Continuing operations(1)(2).................  $ (9,628)   $(17,278)   $ (4,081)    $(1,912)   $(2,140)
  Discontinued operations(3)(4)...............    (5,115)    (16,877)    (16,429)     (1,453)     1,420
  Extraordinary items.........................        --          --        (508)         --         --
                                                --------    --------    --------     -------    -------
     Net loss.................................  $(14,743)   $(34,155)   $(21,018)    $(3,365)   $  (720)
                                                ========    ========    ========     =======    =======
Earnings (loss) per common share (basic and
  diluted):
  Continuing operations.......................  $  (1.11)   $  (2.33)   $  (0.74)    $ (0.41)   $  (.48)
  Discontinued operations.....................     (0.52)      (2.27)      (2.97)      (0.31)       .32
  Extraordinary items.........................        --          --        (.09)         --         --
                                                --------    --------    --------     -------    -------
  Net earnings (loss) per common share........  $  (1.63)   $  (4.60)   $  (3.80)    $  (.72)   $  (.16)
                                                ========    ========    ========     =======    =======
Cash dividends per common share...............  $     --    $     --    $     --     $    --    $    --
Total assets..................................    34,151      19,860      20,120      28,591     24,205
Debt(5).......................................    13,983       5,490       1,958       2,099      2,240
Working capital (deficit).....................      (659)      4,509       6,161      13,282     15,489
Shareholders' equity..........................     6,057       8,060      16,834      24,686     19,729


---------------

(1) Included in the fiscal 1999 loss is a charge of $2,000,000 in connection with provisions for losses on deposits made to two long distance telecom carriers to secure capacity on their networks. These provisions were made due to concerns related to the financial viability of these carriers and doubt regarding the ultimate realization of the deposits.


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


(4) Included in the loss from discontinued operations in fiscal 1998 is a non-cash expense charge of $5,522,000 for the conversion into our common stock of certain Class A and B units owned by our directors and employees of our switch business segment. See Note 3 of Notes to Consolidated Financial Statements.


(5) Includes current portion of long term debt, capital leases, notes payable and line of credit.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

DISCONTINUANCE OF SWITCH SEGMENT


     In May 2000, we decided to discontinue and dispose of our switch business including the manufacture, development, sale and service of DSS Switches and IP Gateway equipment. Prior to the May 2000 decision, this segment was our largest segment in terms of revenues. The discontinuance of our switch segment includes the operations of TelecomAlliance, our joint venture with Profitec, and Coyote Communications Services, LLC, or Coyote Communications.



     Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date are included in the estimated loss on disposal and was recorded as a charge in the consolidated financial statements in the fourth quarter of fiscal 2000. The Company recorded a charge for estimated loss on disposal of the switch business of approximately $11.0 million in fiscal 2000, which includes an estimated $2.5 million of expected losses of the segment for the first two quarters of fiscal 2001. The Company expects to dispose of the segment near the end of the second quarter of fiscal 2001.


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

OUR LONG DISTANCE SERVICES SEGMENT


     In April 1998, our subsidiary, Coyote Gateway, LLC ("CGL"), acquired substantially all of the assets of privately held American Gateway Telecommunications, Inc. ("AGT"), a provider of wholesale international long distance services, primarily to entrepreneurial carriers. In consideration of the asset transfer, AGT received a 20% ownership interest in CGL. CGL continues to operate under the name of AGT. Effective September 1999, we sold our interest in AGT to PrinVest Corp, reporting a gain of $6.2 million.



     On September 30, 1998, we completed the acquisition of INET Interactive Network System, Inc. ("INET"), through the merger of INET into one of our wholly owned subsidiaries. INET is a full service, facilities-based telecommunications carrier that provides retail as well as wholesale long distance services to commercial customers and residential affinity groups, such as French and Japanese speaking people in the U.S.



SEGMENTS


     Following our decision in May 2000 to discontinue the operations of the telecommunications switching business, our business is reported for as one continuing operating segment, that is the provider of long distance services.

     Fiscal year 1999 and the comparative historical results of operations have been restated to reflect the operations of our DSS Switch business segment separately as discontinued operations. The following discussion relates to the continuing operations of the long distance services and our corporate administration offices. The long distance services business was comprised of two subsidiaries: AGT, which was acquired in April 1998 and sold effective September 1999, and INET, which was acquired in September 1998.


RESULTS OF OPERATIONS -- FISCAL YEAR ENDED MARCH 31, 1999 VERSUS MARCH 31, 1998


     Our continuing operations in fiscal 1999 consisted of the business of our two international long distance service subsidiaries that were acquired during fiscal 1999, INET and AGT. AGT was sold effective September 1999. Because these operations were acquired during fiscal 1999, they did not generate any sales, cost of sales or gross profit in fiscal 1998. The following table reflects selected results of operations data for each subsidiary and our total continuing operations in fiscal 1999:



                                                                 FISCAL 1999
                                                   ----------------------------------------
                                                   COYOTE       AGT       INET      TOTAL
                                                   ------     -------    ------    --------
Net sales........................................  $   --     $ 2,779    $3,977    $  6,756
Cost of sales....................................      --       3,031     2,847       5,878
                                                   -------    -------    ------    --------
Gross profit (loss)..............................      --        (252)    1,130         878
                                                   -------    -------    ------    --------
Selling, general and administrative expenses.....   5,139       2,880     1,679       9,698
                                                   -------    -------    ------    --------
Operating loss...................................  $(5,139)   $(3,132)   $ (549)   $ (8,820)
                                                   =======    =======    ======    ========



     In fiscal 1999, gross profit (loss) for AGT and INET as a percent of net sales was (9.1%) and 28.4%, respectively.



     Selling, general and administrative expenses of the continuing operations for fiscal 1999 were $9.7 million, compared to $7.1 million for fiscal 1998, an increase of $2.6 million, or 37.4%. This increase is primarily related to the selling, general and administrative expenses incurred by INET and AGT, which were acquired during fiscal 1999, and expansion of our corporate staff and related expenses. In fiscal 1999 these expenses also included a charge of $2.0 million in connection with provisions for losses on deposits made by AGT to two long distance telecom carriers to secure capacity on their networks. These provisions were made due to concerns related to the financial viability of these carriers and doubt regarding the ultimate realization of the deposits. We do not anticipate additional similar charges of this magnitude in the future. In fiscal 1998 selling, general and administrative expenses included a charge of $2.2 million related to losses in connection with failed acquisitions, including costs advanced, costs of due diligence expenses, consulting fees, legal expenses and other professional services.



     The operating loss for fiscal 1999 was $8.8 million, compared to $7.1 million for fiscal 1998, an increase of $1.7 million, or 25.0%. The increase is primarily due to the lack of net sales from our continuing operations in fiscal 1998, the higher selling, general and administrative expenses associated with INET and AGT and expansion of our operations in fiscal 1999.



     Non-operating expense for fiscal 1999 was $0.8 million, compared to $2.2 million for fiscal 1998, a decrease of $1.4 million, or 63.6%. The decrease is due to a $1.0 million increase in gains on sale of marketable securities and a $0.4 million decrease in interest expense. The 18.9% decrease in interest expense results primarily from a $1.9 million charge in fiscal 1998 related to the discount from market value (beneficial conversion feature) of the common stock issued upon conversion of our 8% convertible notes issued in an aggregate principal amount of $7.5 million in fiscal 1998. This decrease in interest expense was partially offset by increases in interest expense due to an increase of $8.2 million in notes payable for financing costs relating to INET and AGT, offset by decreases due to a decrease in long-term debt of $3.7 million as a result of the conversion of our 8% convertible notes into shares of common stock.



     The loss from continuing operations for fiscal 1999 was $9.6 million, compared to $17.3 million in fiscal 1998, a decrease of $7.7 million, or 44.3%, due primarily to securities litigation warrant expense of $8.0 million in fiscal 1998 resulting from our agreement to issue three-year warrants to acquire 2,225,000 shares of our common stock in connection with our settlement of the securities class action lawsuit described in "Legal Proceedings," and the other reasons discussed above.



     The loss from discontinued operations in fiscal 1999 was $5.1 million, compared to a fiscal 1998 loss from discontinued operations of $16.9 million, a decrease of $11.8 million, or 69.7%. The decrease in the loss from fiscal 1998 to fiscal 1999 was primarily due to sales increases of $26.4 million in the switch business. The fiscal 1999 loss consisted of an operating loss of $4.2 million related to the switching business segment and a loss of $0.9 million related to the sale of land and buildings of the Atlanta Provisions Company operation which was discontinued in fiscal 1997. The loss from discontinued operations in fiscal 1998 included a non-cash expense of $5.5 million related to the conversion of Class A and B units of ownership in the switching business.



     Net loss in fiscal 1999 was $14.7 million, compared to $34.2 million in fiscal 1998, a decrease of $19.5 million, or 56.8%. The decrease in net loss resulted primarily from the $8.0 million expense in fiscal 1998 for warrants to be issued in connection with our settlement of class action securities litigation and the decrease in losses from operations, offset by a $0.9 million charge in fiscal 1999 for the estimated loss on disposal of discontinued operations.


RESULTS OF OPERATIONS -- FISCAL YEAR ENDED MARCH 31, 1998 VERSUS MARCH 31, 1997


     We acquired our long distance services business, which comprise our continuing operations, in fiscal 1999. These operations did not generate any sales, cost of sales or gross profit in fiscal 1998 or 1997.



     Selling, general and administrative expenses for fiscal 1998 were $7.1 million, compared to $3.4 million for fiscal 1997, an increase of $3.7 million, or 107.0%. This increase is primarily related to a charge of $2.2 million in fiscal 1998 related to losses in connection with failed acquisitions, including costs advanced, costs of due diligence expenses, consulting fees, legal expenses and other professional services.



     The operating loss for fiscal 1998 was $7.1 million, compared to $3.4 million for fiscal 1997, an increase of $3.7 million, or 107.0%. The increase is primarily due to the higher selling, general and administrative expenses in fiscal 1998.



     Non-operating expense for fiscal 1998 was $2.2 million, compared to $1.5 million for fiscal 1997, an increase of $0.7 million or 47.3%. The increase in non-operating expense is primarily due to a $2.3 million increase in interest expense that results primarily from a $1.9 million charge in fiscal 1998 related to the discount from market value (beneficial conversion feature) of the common stock issued upon conversion of our 8% convertible notes issued in an aggregate principal amount of $7.5 million in fiscal 1998, and net gains on sale of marketable securities of $0.2 million in fiscal 1998 compared to net losses on such sales of $0.7 million in fiscal 1997. In addition, in fiscal 1997, we had non-operating expense of $1.1 million due to our write-down of our preferred stock in Concentric Network.



     The loss from continuing operations for fiscal 1998 was $17.3 million, compared to $4.1 million in fiscal 1997, an increase of $13.2 million, or 323.4%, due primarily to securities litigation warrant expense of $8.0 million in fiscal 1998 resulting from our agreement to issue three-year warrants to acquire 2,225,000 shares of our common stock in connection with our settlement of the securities class action lawsuit described in "Legal Proceedings," an income tax credit in fiscal 1997 of $0.8 million, and the other reasons discussed above.



     The loss from discontinued operations in fiscal 1998 was $16.9 million, compared to a fiscal 1997 loss of $8.9 million, an increase of $8.0 million, or 90.1%. The increase in the loss from fiscal 1997 to fiscal 1998 was primarily due to a non-cash expense of $5.5 million in fiscal 1998 related to the conversion of Class A and B units of ownership in the switching business and decreases in net sales of $222.0 million.



     Net loss in fiscal 1998 was $34.2 million, compared to a net loss of $21.0 million in fiscal 1997, an increase of $13.2 million, or 62.5%. The increase in net loss resulted primarily from the $8.0 million expense in fiscal 1998 for warrants to be issued in connection with our settlement of class action securities litigation and the $3.7 million increase in operating loss, offset by a charge of $7.6 million in fiscal 1997 for the estimated loss on disposal of discontinued operations consisting of Atlantic Provision Company, C&L Communications and Valley Communications and an extraordinary charge of $0.5 million in fiscal 1997 relating to expenses incurred in connection with Atlantic Provision Company's refinancing its line of credit in October 1996 and repayment of the line of credit in February 1997.


LIQUIDITY AND CAPITAL RESOURCES


     As of March 31, 1998, we had positive working capital of $4.5 million, and as of March 31, 1999, we had negative working capital of $0.7 million.



     We used cash from operating activities of $6.1 million during fiscal 1999 compared to using $8.5 million during fiscal 1998. This improvement in operating cash flow in fiscal 1999 is primarily due to the reduction in losses of the discontinued switch business. Our receivables increased from $0.2 million as of March 31, 1998 to $2.5 million at March 31, 1999, representing approximately four months of net sales due to poor collection follow-up. Through improved procedures and collection efforts, accounts receivable at March 31, 2000 were $3.6 million, representing approximately two months of net sales.



     We used cash for investing activities of $4.5 million during fiscal 1999 compared to $14,000 provided from investing activities in fiscal 1998. The increase in cash used for investing activities primarily results from capital expenditures for discontinued operations and acquisition investments. Capital expenditures on equipment purchases increased from $0.3 million in fiscal 1998 to $1.6 million in fiscal 1999. Equipment purchases primarily consisted of additional switching equipment required to support the international long distance services business. We received net proceeds of $2.9 million in fiscal 1998 from the sale of Atlantic Provision Company and C&L Communications and spent $1.3 million in fiscal 1999 in connection with our acquisitions of INET and our 19.9% interest in Crescent Communications, Inc. Proceeds from sales of marketable securities decreased from $1.8 million in fiscal 1998 to $0.9 million in fiscal 1999, and we purchased $0.7 million of marketable securities in fiscal 1998 and $0 in fiscal 1999. Investments in affiliates increased from $0 million in fiscal 1998 to $0.4 million in fiscal 1999. Capital expenditures for discontinued operations, comprising equipment and software, also increased, from $1.2 million in fiscal 1998 to $3.3 million in fiscal 1999.



     Financing activities provided net cash of $8.1 million in fiscal 1999, compared to $12.1 million in fiscal 1998. In fiscal 1999, net cash provided by financing activities included net cash proceeds of $6.3 million from the issuance of 700 shares of 5% Series A Convertible Preferred Stock and warrants, a portion of which we redeemed for $4.0 million and warrants in fiscal 2000, and increases in borrowings under our line of credit and in notes payable. Net cash provided by financing activities in fiscal 1998 included $3.4 million of net proceeds from a private placement of 1,880,750 shares of common stock in July 1997, $2.2 million of proceeds from the exercise of stock options, $2.2 million of net proceeds from a private placement of $2.5 million aggregate principal amount of 8% convertible notes in July 1997 and $4.6 million of net proceeds from a private placement of $5.0 million aggregate principal amount of 8% convertible notes in December 1997.



     In the third quarter of fiscal 2000, we completed and received funding under two demand loans. The first loan for a total amount of $600,000 was provided by Mr. James Fiedler, our former Chairman and Chief Executive Officer, in the amount of $175,000, by Mr. Daniel W. Latham, our President, Chief Operating Officer and director, in the amount of $75,000 and by Mr. Alan J. Andreini, a shareholder, in the amount of $350,000 in September and October 1999. This loan bore interest at bank's prime rate plus 1% per year (9.25% at December 31, 1999), was repayable on demand and was secured against our investment in Systeam, S.p.A.



     The second loan for a total amount of $1,225,000 was provided by Mr. Richard L. Haydon, a shareholder, in the amount of $500,000, by Mr. Andreini in the amount of $225,000 and by three other shareholders in a combined total amount of $500,000, in November 1999. This loan bore interest at the rate of 17.5% per year and was repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan was three years to November 2002. This loan was secured by shares of the common stock of INET. Under the terms of this loan, the lenders were granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of our common stock at an exercise price of $4.50 per share. The warrants resulted in a non-cash interest expense charge of $0.3 million taken in the fourth quarter of fiscal 2000.

     We repaid these loans and the accrued interest in February and April 2000.



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



     In March 2000, four of our customers completed third party lease contracts in respect of $14.2 million of switching equipment previously shipped under extended payment terms. In March and April 2000, we received payments of $10.0 million and $1.5 million, respectively. We expect to receive the remaining balance of $2.7 million when the lessees complete their payment obligations to the lessor.



     As of March 31, 1999, we had notes payable of $8.2 million. These notes were secured by certain of our assets and by 708,692 shares of our common stock and bore interest at the bank's prime rate plus 1/2% (8.25% at March 31, 1999). These notes were due on December 2001. Effective September 1999, these notes were assumed by the buyer of AGT.



     As of March 31, 1999 and 2000, we had capital lease obligations of $2.6 million and $2.8 million, respectively.



     Our cash and cash equivalents as of March 31, 1999 and 2000 were $1.2 million and $16.3 million, respectively.



     We also have a $2.2 million revolving line of credit secured against certain trade receivables. As of March 31, 1999 and 2000, $1.1 million and $1.7 million, respectively, had been drawn against the line, which bore interest at the bank's prime rate plus 3% (11% at March 31, 1999 and 12% at March 31, 2000). The line of credit expires on June 30, 2000.



     We have subordinated debentures in the aggregate principal amount of $1.3 million outstanding as of March 31, 2000. The debentures bear interest of 11.25% per year, payable semi-annually, and mature on January 1, 2002.


     We do not have any specific capital expenditure commitments at this time. Our specific plans and actions to fund debt obligations and ongoing operations include:


          - Refinancing of notes to improve short-term liquidity;



          - Collection of existing receivables related to the discontinued switching operations; and



          - Exercises of options and warrants and the possible sale of other equity instruments.



     We believe that our cash on hand on March 31, 2000 will fund our debt obligations and ongoing operations through the end of fiscal 2001. We believe that we will be able to continue to fund our operations and acquisitions by obtaining additional outside financing; however, we cannot assure you that we will be able to obtain the necessary financing when needed on acceptable terms or at all.



THIRD PARTY LEASE FINANCING



     To facilitate the sale of our equipment in our discontinued switch segment, we often have third party lessors provide lease financing for the purchaser. Parties that provided the third party lease financing included Comdisco, PrinVest and First Venture Leasing.


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


ITEM 7A. QUALITATIVE AND QUANTITATIVE MARKET RISK DISCLOSURES


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


                                                                    YEAR ENDING MARCH 31,
                                                              ---------------------------------
                                                               1999     2000     2001     2002
                                                              ------   ------   ------   ------
                                                                 (U.S. DOLLARS -- THOUSANDS)
Notes payable...............................................  $8,183   $  814   $   --   $   --
Interest expense (A)........................................     675       67       --       --
Interest expense (B)........................................      --       75       --       --
Interest expense (C)........................................      --       59       --       --
Line of credit borrowings...................................   1,133    1,705    4,000    6,000
Interest expense (A)........................................     133      140      330      495
Interest expense (B)........................................      --      157      370      555
Interest expense (C)........................................      --      123      290      435



- The borrowings bear interest at the bank's prime rate plus 1/2% and 4% for the notes payable and line of credit, respectively.


- The interest expense shown for line (A) is based upon the actual bank's prime rate at March 31, 1999 of 7.75%.

- The interest expense shown for line (B) is based upon a hypothetical increase of one percentage point in the bank's prime rate to 8.75%.

- The interest expense shown for line (C) is based upon a hypothetical decrease of one percentage point in the bank's prime rate to 6.75%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES


Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   24
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................   25
Consolidated Balance Sheets.................................   26
Consolidated Statements of Operations.......................   27
Consolidated Statements of Changes in Shareholders'
  Equity....................................................   28
Consolidated Statements of Cash Flows.......................   29
Notes to Consolidated Financial Statements..................   30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coyote Network Systems, Inc.


     We have audited the accompanying consolidated balance sheets of Coyote Network Systems, Inc. (a Delaware corporation and formerly, The Diana Corporation) and subsidiaries as of March 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coyote Network Systems, Inc. and its subsidiaries as of March 31, 1999 and 1998, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Los Angeles, California

July 13, 1999, except as to Notes 1, 2 and 17,


which are as of June 29, 2000

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


/s/ PRICEWATERHOUSECOOPERS LLP


PRICEWATERHOUSECOOPERS LLP



Milwaukee, Wisconsin


September 22, 1997, except as to the last paragraph of Note 8,


  which is as of November 4, 1998 and the "Discontinuance


  of Switch Business" section of Note 2, which


  is as of May 8, 2000.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)


                                     ASSETS



                                                              MARCH 31,   MARCH 31,
                                                                1999        1998
                                                              ---------   ---------
Current assets:
  Cash and cash equivalents.................................  $   1,225   $  3,746
  Marketable securities.....................................         --         16
  Receivables, net of allowance of $377 and $0 at March 31,
     1999 and 1998, respectively............................      2,502        150
  Notes receivable -- current...............................      2,367      2,796
  Deposits and other current assets.........................      4,321      1,411
  Net current assets of discontinued operations.............      5,046      2,371
                                                              ---------   --------
          Total current assets..............................     15,461     10,490
Property and equipment, net.................................      5,430        616
Intangible assets, net......................................      2,303         --
Net long-term assets of discontinued operations.............      7,917      6,225
Notes receivable -- non-current.............................        871      1,170
Investments.................................................      1,550        750
Other assets................................................        619        609
                                                              ---------   --------
                                                              $  34,151   $ 19,860
                                                              =========   ========
                       LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................  $   1,133   $     --
  Accounts payable..........................................      8,160      1,919
  Accrued professional fees and litigation costs............        676        805
  Other accrued liabilities.................................      3,425      3,116
  Deferred revenue and customer deposits....................      1,410         --
  Current portion of long-term debt and capital lease
     obligations............................................      1,316        141
                                                              ---------   --------
          Total current liabilities.........................     16,120      5,981
Notes payable...............................................      8,183         --
Long-term debt..............................................      1,534      5,349
Capital lease obligations...................................      1,817         --
Other liabilities...........................................        440        470
Commitments and contingencies (Note 7)
Shareholders' equity:
  Preferred stock -- $.01 par value: authorized 5,000,000
     shares, 700 issued, liquidation preference of $10,000
     per share..............................................      7,395         --
  Common stock -- $1 par value: authorized 30,000,000
     shares, issued 11,167,456 and 9,151,920 shares.........     11,167      9,152
  Additional paid-in capital................................    109,254    102,360
  Accumulated deficit.......................................   (116,002)   (97,695)
  Treasury stock at cost....................................     (5,757)    (5,757)
                                                              ---------   --------
          Total shareholders' equity........................      6,057      8,060
                                                              ---------   --------
                                                              $  34,151   $ 19,860
                                                              =========   ========


                See notes to consolidated financial statements.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      FISCAL YEAR ENDED
                                                             -----------------------------------
                                                             MARCH 31,    MARCH 31,    MARCH 31,
                                                               1999         1998         1997
                                                             ---------    ---------    ---------
Net sales..................................................  $  6,756     $     --     $     --
Cost of sales..............................................     5,878           --           --
                                                             --------     --------     --------
Gross profit...............................................       878           --           --
                                                             --------     --------     --------
Selling, general and administrative expenses...............     9,698        7,058        3,410
                                                             --------     --------     --------
Operating loss.............................................    (8,820)      (7,058)      (3,410)
Securities litigation warrant expense......................        --       (8,000)          --
Other non-operating income (expense):
  Interest expense.........................................    (1,893)      (2,334)         (52)
  Net gains (losses) on sale of marketable securities......       877         (155)        (736)
  Write down of CNC preferred stock........................        --           --       (1,060)
  Interest and other income................................       208          269          341
                                                             --------     --------     --------
                                                                 (808)      (2,220)      (1,507)
Income tax credit..........................................        --           --          836
                                                             --------     --------     --------
Loss from continuing operations............................    (9,628)     (17,278)      (4,081)
Loss from discontinued operations..........................    (4,215)     (16,877)      (8,879)
Estimated loss on disposal of discontinued operations......      (900)          --       (7,550)
                                                             --------     --------     --------
Loss before extraordinary items............................   (14,743)     (34,155)     (20,510)
Extraordinary items........................................        --           --         (508)
                                                             --------     --------     --------
Net loss...................................................   (14,743)     (34,155)     (21,018)
                                                             ========     ========     ========
Preferred stock dividends..................................    (1,255)          --           --
Net loss...................................................   (14,743)     (34,155)     (21,018)
                                                             --------     --------     --------
Loss applicable to common shareholders.....................  $(15,998)    $(34,155)    $(21,018)
                                                             ========     ========     ========
Loss per common share (basic & diluted):
  Continuing operations....................................  $  (1.11)    $  (2.33)    $  (0.74)
  Discontinued operations..................................     (0.52)       (2.27)       (2.97)
  Extraordinary items......................................        --           --         (.09)
                                                             --------     --------     --------
  Net loss per common share (basic & diluted)..............  $  (1.63)    $  (4.60)    $  (3.80)
                                                             ========     ========     ========
Weighted average number of common shares outstanding (basic
  & diluted)...............................................     9,814        7,423        5,535
                                                             ========     ========     ========


                See notes to consolidated financial statements.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                            COMMON STOCK                                  UNREALIZED     TREASURY STOCK
                            PREFERRED   --------------------   ADDITIONAL                  LOSS ON     -------------------
                              STOCK     NUMBER OF      PAR      PAID-IN     ACCUMULATED   MARKETABLE   NUMBER OF
                             AMOUNT       SHARES      VALUE     CAPITAL       DEFICIT     SECURITIES    SHARES      COST
                            ---------   ----------   -------   ----------   -----------   ----------   ---------   -------
BALANCE AT MARCH 30,
  1996....................   $   --      5,526,282   $ 5,526    $ 59,456     $ (34,776)     $(876)      877,692    $(4,644)
  Net loss................       --             --        --          --       (21,018)        --            --         --
  5% stock dividend.......       --        250,893       251       7,474        (7,746)        --            --         --
  Realized loss on
    securities............       --             --        --          --            --        876            --         --
  Acquisition of Coyote
    Technologies, Inc.
    minority interest,
    net...................       --             --        --         385            --         --        35,000     (2,203)
  Issuance of common
    stock.................       --        230,000       230      12,630            --         --      (200,000)     1,058
  Other...................       --             --        --         179            --         --        (4,000)        32
                             ------     ----------   -------    --------     ---------      -----      --------    -------
BALANCE AT MARCH 31,
  1997....................       --      6,007,175     6,007      80,124       (63,540)        --       708,692     (5,757)
  Net loss................       --             --        --          --       (34,155)        --            --         --
  Exercise of stock
    options...............       --        442,956       443       1,812            --         --            --         --
  Amendment of A & B units
    Convertible to common
    stock.................       --             --        --       5,522            --         --            --         --
  Issuance of common
    stock, net............       --      1,880,750     1,881       1,481            --         --            --         --
  Common stock issued on
    debt conversion.......       --        821,039       821       2,734            --         --            --         --
  Non-cash expense........       --             --        --      10,687            --         --            --         --
                             ------     ----------   -------    --------     ---------      -----      --------    -------
BALANCE AT MARCH 31,
  1998....................       --      9,151,920     9,152     102,360       (97,695)        --       708,692     (5,757)
  Net loss................       --             --        --          --       (14,743)        --            --         --
  5% stock dividend.......       --        497,623       497       2,859        (3,359)        --            --         --
  Exercise of stock
    options...............       --        105,713       106         352            --         --            --         --
  B Unit conversions......       --         73,500        73         (73)           --         --            --         --
  Common stock issued on
    debt conversion.......       --      1,068,750     1,069       2,337            --         --            --         --
  Issuance of common
    stock, net............       --        269,950       270       1,716            --         --            --         --
  Issuance of 700
    preference shares,
    net...................    6,345             --        --          --            --         --            --         --
  Beneficial conversion
    feature -- preference
    shares................    1,050             --        --      (1,050)           --         --            --         --
  Preferred stock cash
    dividend..............       --             --        --          --          (205)        --            --         --
  Non-cash warrant
    expense...............       --             --        --         753            --         --            --         --
                             ------     ----------   -------    --------     ---------      -----      --------    -------
BALANCE AT MARCH 31,
  1999....................   $7,395     11,167,456   $11,167    $109,254     $(116,002)     $  --       708,692    $(5,757)
                             ======     ==========   =======    ========     =========      =====      ========    =======


                                TOTAL
                            SHAREHOLDERS'
                               EQUITY
                            -------------
BALANCE AT MARCH 30,
  1996....................    $ 24,686
  Net loss................     (21,018)
  5% stock dividend.......         (21)
  Realized loss on
    securities............         876
  Acquisition of Coyote
    Technologies, Inc.
    minority interest,
    net...................      (1,818)
  Issuance of common
    stock.................      13,918
  Other...................         211
                              --------
BALANCE AT MARCH 31,
  1997....................      16,834
  Net loss................     (34,155)
  Exercise of stock
    options...............       2,255
  Amendment of A & B units
    Convertible to common
    stock.................       5,522
  Issuance of common
    stock, net............       3,362
  Common stock issued on
    debt conversion.......       3,555
  Non-cash expense........      10,687
                              --------
BALANCE AT MARCH 31,
  1998....................       8,060
  Net loss................     (14,743)
  5% stock dividend.......          (3)
  Exercise of stock
    options...............         458
  B Unit conversions......          --
  Common stock issued on
    debt conversion.......       3,406
  Issuance of common
    stock, net............       1,986
  Issuance of 700
    preference shares,
    net...................       6,345
  Beneficial conversion
    feature -- preference
    shares................          --
  Preferred stock cash
    dividend..............        (205)
  Non-cash warrant
    expense...............         753
                              --------
BALANCE AT MARCH 31,
  1999....................    $  6,057
                              ========


                 See notes to consolidated financial statements

                  COYOTE NETWORK SYSTEMS, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                       FISCAL YEAR ENDED
                                                              -----------------------------------
                                                              MARCH 31,    MARCH 31,    MARCH 31,
                                                                1999         1998         1997
                                                              ---------    ---------    ---------
OPERATING ACTIVITIES:
Loss before extraordinary items.............................  $(14,743)    $(34,155)    $(20,510)
Adjustments to reconcile loss to net cash used in operating
  activities:
  Depreciation and amortization.............................       982          294           11
  Loss (gain) on sales of marketable securities.............      (877)         155          736
  Gain on sale of land......................................       (20)          --           --
  Write down of CNC Preferred Stock.........................        --           --        1,060
  Bad debt expense..........................................       377           --           --
  Provision for loss on discontinued operations.............       900           --        7,550
  Non-cash financing and warrant expense....................        98       10,582          221
  Net change in discontinued operations.....................      (310)       7,040       (7,315)
  (Increase) decrease in:
     Receivables............................................    (4,874)       3,879           --
     Deposits and other current assets......................     6,071         (735)          96
  Increase (decrease) in:
     Accounts payable.......................................     2,472         (640)         105
     Other current liabilities..............................     3,799        5,105          187
                                                              --------     --------     --------
Net cash used in operating activities.......................    (6,125)      (8,475)     (17,859)
                                                              --------     --------     --------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,556)        (254)         (12)
  Purchases of marketable securities........................        --         (736)          --
  Proceeds from sale of marketable securities...............       893        1,777        1,353
  Change in notes receivable................................     1,050       (2,466)      (5,000)
  Proceeds from sale of CNC preferred stock.................        --           --        2,500
  Proceeds from sale of land................................        67           --          112
  Cash payment on acquisition...............................    (1,333)          --           --
  Increase in investments in affiliate......................      (400)          --           --
  Net proceeds from the sale of Atlantic Provision and C&L
     assets.................................................        --        2,861          640
  Net change in discontinued operations.....................    (3,265)      (1,168)      (2,716)
                                                              --------     --------     --------
Net cash (used) provided by investing activities............    (4,544)          14       (3,123)
                                                              --------     --------     --------
FINANCING ACTIVITIES:
  Increase in borrowings on line of credit..................     1,133           --           --
  Increase in notes payable.................................       262           --           --
  Repayments of long-term debt..............................      (142)        (141)        (141)
  Convertible preferred stock issued, net of expenses.......     6,345           --           --
  Common stock issued.......................................       758        5,617       13,918
  Convertible debt issued...................................        --        6,870           --
  Net change in discontinued operations.....................        --          275        3,314
  Other items...............................................      (208)        (495)        (508)
                                                              --------     --------     --------
Net cash provided by financing activities...................     8,148       12,126       16,583
                                                              --------     --------     --------
Increase (decrease) in cash and cash equivalents............    (2,521)       3,665       (4,399)
CASH AND CASH EQUIVALENTS:
  At beginning of year......................................     3,746           81        4,480
                                                              --------     --------     --------
  At end of year............................................  $  1,225     $  3,746     $     81
                                                              ========     ========     ========


                See notes to consolidated financial statements.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 1 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES


  Basis of Presentation and Principles of Consolidation


     Investments in 20 - 50% owned subsidiaries in which management has the ability to exercise significant influence are accounted for using the equity method of accounting. Accounts and transactions between members of the consolidated group are eliminated in the consolidated financial statements.



     Certain prior year balances have been reclassified in order to conform to current year presentation.



     The consolidated group (hereafter referred to as the "Company") included the following companies during the past three years:



COYOTE NETWORK SYSTEMS, INC. ("Coyote"), formerly The Diana Corporation



     Coyote and its wholly owned non-operating subsidiaries are included in the consolidated group for all three fiscal years. Coyote's activities historically consisted primarily of corporate administrative and investing activities.



COYOTE GATEWAY, LLC dba American Gateway Telecommunications ("American Gateway")



     On April 16, 1998, the Company established American Gateway, a Colorado limited liability company. The Company owns 80% of American Gateway, and American Gateway Telecom, Inc., a Texas corporation ("AGT") owns 16%. PrinVest Financial Corporation owns the remaining 4%. Its principal activities consist of the wholesaling of long distance services. This entity was disposed of in fiscal 2000. (See Note 17 -- Post July 13, 1999 Events)


INET INTERACTIVE NETWORK SYSTEM, INC. ("INET")


     On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc. through the merger of INET into a wholly owned subsidiary of the Company. INET is a provider of international long distance services to commercial and residential "affinity" groups. INET markets international long distance services to primarily French and Japanese affinity groups. INET is the principal operating subsidiary of the Company.



     In May 2000, the Company made the strategic decision and adopted a formal plan to discontinue the following entities (see Note 17 -- Post July 13, 1999 Events):



COYOTE TECHNOLOGIES, LLC ("Coyote Technologies, LLC"), formerly Sattel Communications, LLC



     Since fiscal 1997, Coyote has owned 100% of Coyote Technologies, Inc. (fka, Sattel Communications Corp.) (see Note 3). Coyote Technologies, Inc., through its subsidiary Coyote Technologies, LLC is a provider of telecommunication switches and IP gateways. Coyote Technologies, Inc. has an ownership interest in Coyote Technologies, LLC, a limited liability company, of approximately 97% and certain additional preferential rights (see Note 3). Its activities consist primarily of development, production and sale of scalable telecommunications switches and Internet protocol based gateway systems to telecommunications service providers.



COYOTE COMMUNICATIONS SERVICES, LLC ("Coyote Communications")



     Formed in January 1999, Coyote Communications provides customer support and consulting services including network integration, network design, switch provisioning, outsourcing, on-site technical support, remote monitoring, 7 x 24 customer support, billing administration and help desk support.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

TELECOMALLIANCE


     Formed in November 1998, TelecomAlliance is a joint venture between Coyote and Profitec. TelecomAlliance plans to offer its customers an alternative to traditional capital-intensive private network provisioning, with a national multi-service Internet-Protocol based platform that can be leased by a carrier to extend or supplement their current network, or to build a new network from scratch. As of March 31, 1999, TelecomAlliance was still in the organizational phase and had not commenced operations.



  Business Risk



     As discussed in Note 2 below, the Company has substantially completed a major restructuring that resulted in the disposition of several operations and in May 2000 decided to discontinue its business units that are involved in the production and sale of telecommunication switches and Internet Protocol based gateways to telecommunication service providers (see Note 17 -- Post July 13, 1999 Events). The Company's primary business is now the wholesaling and retailing of international long distance service.



     After the discontinuance and restructuring, the Company's operations are similar to those of an early-stage enterprise and are subject to all the risks associated therewith. These risks include, among others, uncertainty of markets, ability to develop, produce and sell profitably its products and services and the ability to finance operations. Management believes that it has made significant progress on its business plan in fiscal 1999 and fiscal 2000. Significant actions in this progress include commencing operations of INET, resolving the class action lawsuit (See Note 7) and raising additional equity (see Notes 8, 16 and 17 -- Subsequent Events). However, the Company remains constrained in its ability to access outside sources of capital until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. Management believes that it will be able to continue to make progress on its business plan and mitigate the risks associated with its business, industry and current lack of working capital.


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

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


     Property and equipment consist of the following (in thousands):



                                                  MARCH 31, 1999    MARCH 31, 1998
                                                  --------------    --------------
Land............................................      $   --            $   50
Fixtures and equipment..........................       6,421               983
                                                      ------            ------
                                                       6,421             1,033
                                                      ------            ------
Less accumulated depreciation...................        (991)             (417)
                                                      ------            ------
                                                      $5,430            $  616
                                                      ======            ======


  Intangible Assets

     Intangible assets, net of amortization, consist of the following (in thousands):


                                                 MARCH 31, 1999
                                                 --------------
Goodwill.......................................      $2,167
Other..........................................         136
                                                     ------
                                                     $2,303
                                                     ======



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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

  Revenue Recognition

LONG DISTANCE SERVICES

     Revenue related to long-distance services is recognized at the time of usage.

SWITCH SALES (DISCONTINUED)


     As described in Note 17 -- Post July 13, 1999 Events, the Company decided to discontinue its switch business in May 2000. All revenue and expenses related to the switch business are summarized in the line item "loss on discontinued operations" in the accompanying financial statements. Revenue from switching equipment sales based on a firm agreement and a fixed price, were recognized upon shipment to a credit-worthy customer. The Company also sells maintenance and other services to its customers. Revenue related to these services is recognized on a straight-line basis over the life of the contract.



     Since 1998, the Company has also been involved in transactions in which the end user of the switch equipment does not have established credit and will obtain a third party leasing company to purchase the equipment or assume the end user's payment obligation. At March 31, 1999, there were no unpaid transactions that had not been assumed by a credit-worthy leasing company.



     Generally, the Company recognizes revenue based on the type of sales transactions as follows:



          a) Shipments to credit-worthy customers with no portion of the collection dependent on any future event. Revenues are recorded at the time of shipment.



          b) Shipments to a customer without established credit. These transactions are primarily shipments to customers who are in the process of obtaining lease financing and to whom the Company has granted extended payment terms (generally three year notes requiring monthly payments and secured by the equipment sold). Revenues are deferred (not recognized) and no receivable is recorded until a credit-worthy leasing company has purchased the equipment from the end user and has assumed the payment obligation. Upon assumption by a leasing company, we receive a significant portion of the sales price in cash, and give up our security interest in the equipment in return for the forgiveness of the note from the end user.



          c) Shipments where a portion of the revenue is dependent upon some future event. These consist primarily of transactions involving third party leasing companies. Under these agreements, a portion of the sales price is contingent on the lessees completing their payment obligations to the lessor. Amounts related to this contingency ($4.2 million at March 31, 1999) are not recognized as revenue until the contingency is removed or payment is received. Also on certain transactions a portion of the payments are contingent on installation. At March 31, 1999, the Company had approximately $3.1 million subject to this contingency and therefore not recognized as revenue.



  Credit and Other Concentrations



     For the year ended March 31, 1999, third party lessors were involved in approximately 97% of net sales of our discontinued switching business (see Note
2). For the year ended March 31, 1998, a third party lessor was involved in approximately 40% of the revenue for the switch segment and revenue from Apollo Inc. accounted for approximately 19% of revenue of the switch segment (see Note
4). For the year ended March 31, 1997, Concentric Network Corporation accounted for almost all revenue of the switch segment. At March 31, 1999 and 1998, third-party lessors accounted for approximately 99% and 47%, respectively, of gross receivables of the discontinued segment. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral other than, in certain instances, a perfected security interest

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

in the related equipment. In addition, approximately 11% of inventory purchased during fiscal 1998 was supplied by Sattel Technologies, Inc.

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

  Loss Per Common Share


     The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share. Because of the net losses in fiscal 1997, 1998 and 1999, the effect of options and warrants are antidilutive, and therefore are excluded from the calculations of diluted loss per common share. Loss per share amounts for the years ended March 31, 1997 and 1998 have been restated to reflect the effect of the Company's 5% stock dividend on November 4, 1998.



     The beneficial conversion feature ($1,050,000) discussed in Note 8 has been accounted for as a dividend to Series A Convertible Preferred shareholders. In computing net loss per share applicable to common stock shareholders for the year ended March 31, 1999, all dividends on preferred stock have been added to the net loss to arrive at the net loss applicable to common shares.



     At March 31, 1997, 1998 and 1999 the following convertible securities, outstanding options and warrants to purchase common stock were not included in the computation of diluted loss per common share as the effect would be antidilutive due to the net loss.



                                                              1999         1998         1997
                                                            ---------    ---------    ---------
Options...................................................  1,315,118      503,974      838,360
Warrants and units........................................  4,109,571    3,345,373    1,016,175
Warrants to be issued related to securities litigation
  settlement..............................................  2,225,000           --           --
Convertible debt..........................................         --      920,000           --
Convertible preferred stock...............................  1,500,000           --           --
                                                            ---------    ---------    ---------
          Total -- common stock...........................  9,149,689    4,769,347    1,854,535
                                                            =========    =========    =========


  Use of Estimates

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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

  Statement of Cash Flows

     For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments with a maturity of three months or less at the date of purchase to be cash equivalents.


NOTE 2 -- DISCONTINUED OPERATIONS


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


                                                                1999          1998
                                                              --------      --------
                                                              (DOLLARS IN THOUSANDS)
Current assets and liabilities:
  Accounts receivable, net of reserves......................   $3,390        $  564
  Inventory.................................................    2,130         2,122
  Accrued liabilities.......................................     (474)         (315)
                                                               ------        ------
Net current assets of discontinued operations...............   $5,046        $2,371
                                                               ======        ======
Non-current assets:
  Property and equipment, net...............................   $2,763        $1,774
  Capitalized software development and intellectual property
     rights.................................................    4,920         3,519
  Other.....................................................       --            23
                                                               ------        ------
Net long-term assets of discontinued operations.............   $7,683        $5,316
                                                               ======        ======



     Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date will be included in the estimated loss on disposal and will be recorded as a charge in the consolidated financial statements in fiscal 2000. The Company expects to record a charge for estimated loss on disposal of the switch business of approximately $11.0 million in fiscal 2000, which includes an estimated $2.5 million of expected losses of the segment for the first two quarters of fiscal 2001. The Company expects to dispose of the segment near the end of the second quarter of fiscal 2001.



     A summary of the operations of the segment is as follows:



                                                               FISCAL YEAR ENDING MARCH 31,
                                                              ------------------------------
                                                               1999        1998       1997
                                                              -------    --------    -------
                                                                  (DOLLARS IN THOUSANDS)
Net sales...................................................  $28,607    $  5,264    $ 7,154
                                                              =======    ========    =======
Loss from discontinued operations...........................  $(4,215)   $(16,877)   $(8,254)
                                                              =======    ========    =======



     Certain reclassifications have been made to the fiscal 1999 net sales shown above to reflect $7.3 million of deferred revenue (related to contingencies discussed in revenue recognition in Note 1), as reductions of sales rather than additions to cost of sales as previously presented. These reclassifications did not affect net income.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


  1996 - 1997 Restructuring



     In November 1996 (and revised in February 1997), the Board of Directors of Coyote approved a restructuring plan (the "Restructuring") to separate its telecom switching equipment business (the "Coyote Technologies Business") from the following businesses:



                 SEGMENT                                  COMPANY
                 -------                                  -------
Telecommunications equipment
  distribution...........................    C&L
Wire installation and service............    Valley
Wholesale distribution of meat and
  seafood................................    Entree/Atlantic Provision Company



     On February 3, 1997, the Board of Directors of Coyote approved the sale of a majority of the assets of Atlantic Provision Company to Colorado Boxed Beef Company. The sale closed on February 3, 1997. On November 20, 1997, the Company completed the sale of its telecommunications equipment distributor subsidiary, C&L Communications, Inc., to the management of C&L. In March 1998, the Company reached agreement on the sale of its 80% owned wire installation and service subsidiary, Valley Communications Inc., to Technology Services Corporation.



     The components of net long-term assets of discontinued operations include certain items from the discontinued meat and seafood segment as follows (in thousands):


                                                             1999       1998
                                                            -------    ------
Other assets..............................................  $    --    $    7
Property and equipment, net...............................    2,572     2,572
Long term debt............................................     (688)     (740)
                                                            -------    ------
Net non-current assets of discontinued operations.........  $ 1,884    $1,839
  Reserve for loss on disposal............................   (1,650)     (930)
                                                            -------    ------
  Net assets of discontinued operations...................  $   234    $  909
                                                            =======    ======


     The Company believes that the net assets of discontinued operations related to C&L, Valley and Entree/ Atlantic Provision are recorded at approximate net realizable value at March 31, 1999.


     The 1997 estimated loss on disposal of discontinued operations consists of the following (in thousands):


Estimated operating losses for the disposal period and loss
  on disposal of C&L and Valley.............................  $2,054
Operating losses for the disposal period and loss on the
  disposal of Atlantic Provision............................   2,550
Investment banking fees, including the fair value of a
  warrant to purchase common stock..........................   1,100
Professional fees incurred in connection with the
  spin-off..................................................     854
Severance payments to Messrs. Fisher, Runge and Lilly (see
  Note 12)..................................................     508
Charge due to acceleration of deferred compensation payments
  to Messrs. Fisher and Runge (see Note 12).................     137
Other.......................................................     347
                                                              ------
                                                              $7,550
                                                              ======



     As of June 18, 1999, the Company had collected all cash related to the sale of discontinued operations of the meat and seafood segment except $410,000 due under a note and the only asset of discontinued operations was real estate related to the land and buildings of the discontinued Atlantic Provision operation. The real estate is listed for sale. Based upon an estimate of the current market value of the real estate, the Company

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

took an additional charge of $900,000 in the second quarter of fiscal 1999. The asset book value as of March 31, 1999 was $234,000, net of mortgages and reserves applicable to the property.

     Operating results, net of minority interest, relating to the following discontinued operations for fiscal year 1997 through the measurement date of November 20, 1996 are as follows (in thousands):


                                                         FISCAL YEAR ENDING MARCH 31, 1997
                                        --------------------------------------------------------------------
                                                           TELECOMMUNICATIONS   WIRE INSTALLATION
                                        MEAT AND SEAFOOD       EQUIPMENT           AND SERVICE       TOTAL
                                        ----------------   ------------------   -----------------   --------
Net sales.............................      $188,853            $19,750              $11,540        $220,143
                                            ========            =======              =======        ========
Earnings (loss) from discontinued
  operations..........................      $   (584)           $   (51)             $    10        $   (625)
                                            ========            =======              =======        ========



NOTE 3 -- CAPITAL STRUCTURE OF COYOTE TECHNOLOGIES



     On May 3, 1996, the Company and Sattel Technologies, Inc. ("STI") entered into a Supplemental Agreement by which the Company acquired an additional 15% ownership interest in Coyote Technologies, Inc. The acquisition occurred as part of a transaction in which the Company contributed an additional $10 million in cash to Coyote Technologies, Inc. In lieu of contributing its proportionate share of the additional funding to Coyote Technologies, Inc., and in exchange for a release from its obligation related to certain product development efforts, STI agreed to convey to the Company 15% of Coyote Technologies, Inc., together with 50,000 shares of the Coyote shares it had acquired pursuant to the Exchange Agreement. This transaction resulted in a net reduction of approximately $1,825,000 of intangible assets recorded at March 30, 1996. On October 14, 1996, the Company acquired from STI its remaining 5% ownership interest in Coyote Technologies, Inc. for 15,000 shares of the Company's common stock. At this time Coyote Technologies, Inc. became a wholly-owned subsidiary of the Company.



     During fiscal 1997, Coyote Technologies, LLC granted subordinated equity participation interests, which amount to approximately a 20% effective ownership interest (before consideration of the subordination provisions) in Coyote Technologies, LLC to certain employees of the Company. The Company's effective ownership of Coyote Technologies, LLC is approximately 80% as a result of these transactions. Coyote Technologies, LLC is a California limited liability company owned by members (the "Members") owning either of two classes of interests, the "Class A Units" and the "Class B Units" (collectively, the "Units"). Coyote Technologies, Inc. holds 8,000 Class A Units. Additional Class A Units are held by Charles Chandler, a former employee, and Sydney Lilly, a former director and former Executive Vice President of the Company. Mr. Chandler and Mr. Lilly hold 350 and 100 Class A Units, respectively. Aggregate capital contributed to Coyote Technologies, LLC related to these Class A Units totaled $242,000. Initially, 1,550 Class B Units were issued to employees of Coyote Technologies, LLC in connection with their continued employment, without capital contribution therefor.


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


     Prior to an amendment in September 1997, described in a succeeding paragraph of this note, the terms of a conversion were that if in the future Coyote Technologies, LLC achieves cumulative pre-tax profits of at least $15 million over the four most recent quarters, the members holding Class B Units not subject to the

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


Board of Directors' authorization discussed below would have the right and obligation (the "Conversion Rights") to convert their Class B Units into Company common stock on the basis of 500 shares of Company common stock for each Class B Unit, subject to adjustment for stock dividends, stock splits, merger, consolidation or stock exchange. The Conversion Rights are included in Class B Agreements amended in November 1996 in lieu of provisions of the April 1, 1996 agreement that provided members holding Class B Units might require Coyote Technologies, LLC to conduct an initial public offering, upon the achievement of the same cumulative pre-tax profit measure discussed above, in which the Class B holders would have the right to convert Class B Units into securities being offered, and would have the right to have those securities registered under the Securities Act of 1933 (the "Registration Rights"). If a majority of the Class B Units are redeemed or purchased by Coyote Technologies, LLC or an affiliate, or if a triggering event (including the conversion of a majority of the Class B Units) occurs, the individual Class A holders are entitled to have their Units redeemed, purchased or to participate on the same terms as the Class B Units, except with an upward adjustment in price to reflect the priority of distribution associated with the Class A Units. Pursuant to agreements regarding Class A Units, the holders of Class A Units other than Coyote Technologies, Inc. also have the right, but not the obligation, to require the Company to purchase all, but not less than all, of such holder's Class A Units at a price equal to the agreed-upon or appraised fair market value at any time after April 1, 1999.



     The Conversion Rights discussed above provided the Class B Unit holders with an approximately comparable ownership interest in the Company as they have in Coyote Technologies, LLC.



     In September 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of Coyote and Coyote Technologies, LLC at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement discussed above and the conversion into Company common stock at the option of the holder. Consequently, there is a compensation charge of $4,016,000 recorded in the second quarter of fiscal 1998. This charge is based on the value at September 4, 1997 of 630,000 shares of Company common stock at $6.375 per share that will be issuable to Class B Unit Holders. Assuming that Class A Units, other than those held by Coyote Technologies, Inc., are convertible on the same basis as a result of the Board of Directors' authorization discussed above, an additional charge of $1,506,000 was also recorded in the second quarter of fiscal 1998 based on 236,250 shares of Company common stock and a per share price of $6.375.



     In fiscal 1999, certain Class B Unit holders converted a total of 138 Units into shares of Company common stock in accordance with the amended terms for conversion. Certain current and former employees of Coyote Technologies, LLC continue to collectively own 1,369 Class B Units, representing all of the Class B Units currently outstanding. The following table reflects the ownership of the Class B Units by the management of Coyote Technologies, LLC and others as of June 15, 1999:


                      NAME                        CLASS B UNITS
                      ----                        -------------
James J. Fiedler................................        350
Daniel W. Latham................................        212
David Held......................................        250
Bruce Thomas....................................        250
Others..........................................        307
                                                      -----
                                                      1,369
                                                      =====

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


NOTE 4 -- ACQUISITIONS



  NUKO



     In December 1997, the Company entered into a letter of intent regarding a merger with NUKO Information Systems, Inc. ("NUKO"). NUKO is a manufacturer of compression and transmission technology for a variety of video applications. The Company subsequently was unable to reach agreement with NUKO on the transaction and withdrew its offer in March 1998. During negotiations, and in accordance with the terms of the letter of intent, the Company advanced funds to support NUKO's ongoing activity. Including the interest, the total funding advanced to NUKO and now owed to the Company of $1.9 million is secured by a pledge to the Company of shares of stock owned by NUKO in iCompression, Inc. (fka, Internext Compression, Inc.). At the time this security was accepted by the Company, the iCompression stock had no published market value nor was there any reliable financial information available. In April 1998, NUKO filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In May 1999, the Company received an offer to purchase the collateral for a total price of $1.9 million. The Company has accepted this offer subject to NUKO's right of first offer to purchase the shares. This amount is included in notes receivable -- current in the accompanying balance sheet. (See Note 16 -- Subsequent Events regarding sale of iCompression stock).


  Systeam


     In fiscal 1998, the Company invested $750,000 in Systeam, S.p.A. Based in Rome, Italy, Systeam develops voice, data, video and Internet solutions. This investment represents an approximately 9% equity ownership of Systeam. In February 1999, the Company announced that it signed a definitive agreement to acquire controlling interest in Systeam by increasing its equity position to 60% from 9%, for approximately $5.0 million in cash, including $1.5 million for working capital and 880,000 unregistered shares of Company common stock. As part of the Systeam acquisition, the Company also will acquire an indirect controlling interest in Smartech, an information technology-consulting firm that provides software solutions for telecom, financial service and utility companies. Smartech is 51% owned by Systeam. In March 1999, the Company advanced to Systeam an additional $550,000 toward the option to achieve the planned 60% equity position. This amount is included in other assets in the accompanying balance sheet. The investment in Systeam is accounted for using the cost method. Subsequent to March 31, 1999, the Company sold all of its interests in Systeam, S.p.A., see Note 17 -- Post July 13, 1999 Events.


  Coyote Gateway


     On April 16, 1998, the Company established American Gateway (f/k/a Coyote Gateway, LLC), a Colorado limited liability company. The Company owns 80% of American Gateway, and AGT and PrinVest Financial Corporation own 20%. In consideration of its 20% ownership interest, AGT contributed assets to American Gateway, consisting of customer contracts for the transmission of international telephone minutes and vendor and carrier contracts to service those contracts. Subsequent to March 31, 1999, the Company sold all of its interest in American Gateway, see Note 17 -- Post July 13, 1999 Events.


  INET

     On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc. ("INET") through the merger of INET into a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company made total cash payments of $1.0 million and issued a total of 198,300 shares of the Company's common stock as consideration for the outstanding shares of INET capital stock, the cancellation of certain warrants to purchase shares of INET common stock, the transfer of certain lines of credit and certain contractual releases. The Company also agreed to forgive and extinguish all loans and advances in the amount of $433,000 which had been made to INET prior to the merger, of which

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

$333,000 was advanced in fiscal 1999. As further consideration, the Company will issue earnout shares of the Company's common stock to the former INET shareholders in five installments based upon certain earning targets for the period from October 1, 1998 to March 31, 2001. As of March 31, 1999, the maximum amount payable under the earnout agreement is $1.25 million payable in Company common stock to be valued at certain average trading prices at the time any earnout is payable. Since the earnings targets have not yet been achieved and management considers the likelihood to be remote, no earnout stock has been provided as of March 31, 1999. In connection with the acquisition of INET, the Company recorded goodwill of $2.6 million. (See Note 1 -- Intangible Assets).

  Crescent

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



NOTE 5 -- DEPOSITS AND OTHER CURRENT ASSETS



     At March 31, 1999, the Company had deposits with long distance carriers of $5.2 million. In the fourth quarter of fiscal 1999, the Company recorded a reserve of $2.0 million related to various deposits made with long distance carriers for capacity on their systems. The financial viability of some of the carriers has raised concern regarding the ultimate realization of the deposits. This provision is included in selling, general and administrative expenses in the accompanying financial statements.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


NOTE 6 -- DEBT


     Debt consists of the following (in thousands):


                                                              MARCH 31, 1999   MARCH 31, 1998
                                                              --------------   --------------
Subordinated debentures due January 2002 and capitalized
  interest..................................................     $ 1,675           $1,817
8% Convertible loan due December 2000.......................          --            3,673
Note payable bearing interest at 10% payable in monthly
  installments through August 2000..........................         436               --
Capital lease obligations...................................       2,556               --
                                                                 -------           ------
                                                                   4,667            5,490
Less current portion........................................      (1,316)            (141)
                                                                 -------           ------
                                                                 $ 3,351           $5,349
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

     Approximate annual amounts payable by the Company on debt and capital leases are as follows (in thousands):


                                                                       CAPITAL
                                                               DEBT    LEASES     TOTAL
                                                              ------   -------   -------
2000........................................................  $  577   $  845    $ 1,422
2001........................................................     141      696        837
2002........................................................   1,393      684      2,077
2003........................................................      --      668        668
2004........................................................      --      150        150
                                                              ------   ------    -------
                                                               2,111    3,043      5,154
Less amount representing interest...........................      --     (487)      (487)
                                                              ------   ------    -------
                                                               2,111    2,556      4,667
Less current portion........................................    (577)    (739)    (1,316)
                                                              ------   ------    -------
                                                              $1,534   $1,817    $ 3,351
                                                              ======   ======    =======



     As of March 31, 1999, the Company has notes payable with PrinVest of $8.2 million secured by certain assets and by 708,692 shares of the Company's common stock and bearing interest at the bank's prime rate (7.75% at March 31, 1999) plus 1/2%. The notes were repayable on demand. (See Notes 12 and 15). In July 1999, the payment date was extended to December 2001. (See Note 17 -- Post July 13, 1999 Events).


     The Company also has a $2.2 million revolving line of credit secured against certain trade receivables, bearing interest at the bank's prime rate plus 4%. As of March 31, 1999, $1.1 million has been drawn against this line of credit. This line of credit is renewable annually on the first of March.


NOTE 7 -- COMMITMENTS AND CONTINGENCIES


     The Company leases its facilities and various equipment under non-cancelable lease arrangements for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases. Total

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

rental expense under operating leases in fiscal 1999, 1998 and 1997 was $931,000, $310,000, $279,000, respectively.

     Future minimum payments under non-cancelable operating leases with initial terms of one year or more for fiscal years subsequent to March 31, 1999 are as follows (in thousands):


2000................................................  $1,169
2001................................................   1,097
2002................................................   1,110
2003................................................   1,053
2004................................................     441
                                                      ------
                                                      $4,870
                                                      ======


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

Crescent Communications, The Nasdaq National Market resumed trading in the stock on Friday, December 11, 1998.


     Since the publication of the articles, The Nasdaq National Market and the Securities and Exchange Commission have asked the Company to provide documents and other material about the Crescent Communications transaction and other transactions. The Company is cooperating with both The Nasdaq National Market and the Commission in connection with these requests. However, because of the Commission's practice of keeping its investigations confidential, the Company does not know whether the Commission is in fact investigating the matter and, if so, the status of such matter. Investigations by the Commission and/or The Nasdaq National Market may cause disruption in the trading of the common stock and/or divert the attention of management. In addition, an adverse determination in any such investigation could have a material adverse effect on the Company. The Commission and The Nasdaq National Market could impose a variety of sanctions, including fines, consent decrees and possibly de-listing. See Note
17 -- Post July 13, 1999 Events regarding the Commission's notifying the Company in November 1999 that the Commission had dropped its investigation.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


NOTE 8 -- SHAREHOLDERS' EQUITY


  Options and Warrants

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

     The following table summarizes the transactions for the option plans as well as for warrants issued for the last three fiscal years:


                                                        OPTION PRICE                  WARRANT PRICE
                                           OPTIONS       PER SHARE       WARRANTS       PER SHARE
                                          ---------    --------------    ---------    -------------
OUTSTANDING AT MARCH 30, 1996...........    971,158    $ 1.86 - 19.05       --        $    --
  5% stock dividend.....................     53,119          --             --             --
  Granted...............................    135,024      5.00 - 27.00       --             --
  Cancelled.............................   (320,941)       19.05            --             --
                                          ---------                      ---------    ------------
OUTSTANDING AT MARCH 31, 1997...........    838,360    $ 1.86 - 27.00       --        $    --
  Revalued -- cancelled.................    (81,838)    19.05 - 27.00       --             --
  Revalued -- granted...................     81,838         3.00            --             --
  Granted...............................    284,250      3.00 -  7.72    2,329,198    $2.14 - 6.86
  Exercised.............................   (442,956)     1.95 -  5.55       --             --
  Cancelled.............................   (175,680)     5.53 - 27.00       --             --
                                          ---------                      ---------    ------------
OUTSTANDING AT MARCH 31, 1998...........    503,974    $ 1.86 - 19.05    2,329,198     2.14 - 6.86
  5% stock dividend.....................     62,238          --            149,045         --
  Granted...............................  1,060,244      3.42 - 16.00      651,667     2.86 - 8.33
  Exercised.............................   (105,713)     2.86 -  9.00       --             --
  Cancelled.............................   (205,625)     2.86 - 19.05       --             --
                                          ---------                      ---------    ------------
OUTSTANDING AT MARCH 31, 1999...........  1,315,118    $ 1.86 - 16.00    3,129,910    $2.14 - 8.33
                                          =========                      =========
EXERCISABLE AT MARCH 31, 1999...........    305,997                      3,129,910
                                          =========                      =========



                                        WEIGHTED
                                         AVERAGE
                            WEIGHTED    REMAINING                  WEIGHTED
   OPTION                   AVERAGE    CONTRACTUAL                 AVERAGE
   PRICE      OUTSTANDING   EXERCISE      LIFE       EXERCISABLE   EXERCISE
 PER SHARE      OPTIONS      PRICE       (YEARS)       OPTIONS      PRICE
------------  -----------   --------   -----------   -----------   --------
   $1.86          25,526     $1.86        2.76          25,526      $1.86
2.86 -  3.93     637,268      3.49        5.07         206,091       3.06
3.99 -  6.01     274,040      5.00        4.27          60,551       4.63
6.13 -  7.38     291,182      6.66        4.43          13,829       6.18
7.56 - 16.00      87,102      8.71        4.60              --         --
               ---------                               -------
               1,315,118     $4.82        4.69         305,997      $3.41
               =========                               =======

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


                                        WEIGHTED
                                         AVERAGE
                            WEIGHTED    REMAINING
  WARRANT                   AVERAGE    CONTRACTUAL
   PRICE      OUTSTANDING   EXERCISE      LIFE
 PER SHARE     WARRANTS      PRICE       (YEARS)
 ---------    -----------   --------   -----------
$2.14 - 3.81   2,460,728     $2.78        3.28
 3.99 - 6.86     142,431      5.68        2.26
 8.01 - 8.33     526,751      8.08        3.92
               ---------
               3,129,910     $3.80        3.34
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

     The following pro forma net loss and net loss per common share information assumes that compensation cost was recognized for the vested portion of the awards granted in those years, based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 (in thousand, except per share amounts):


                                                               1999        1998        1997
                                                             --------    --------    --------
Net loss -- as reported....................................  $(15,998)   $(34,155)   $(21,018)
         -- pro forma......................................   (16,716)    (34,439)    (21,500)
Net loss per share -- as reported..........................     (1.63)      (4.60)      (3.80)
                    -- pro forma...........................     (1.70)      (4.64)      (3.88)


     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 1999, 1998 and 1997:


                                                        1999             1998           1997
                                                    -------------    -------------    ---------
Expected stock price volatility...................  90% - 114.3%        130.90%         93.3%
Risk free interest rate...........................  5.95% - 6.25%    5.95% - 6.25%      6.2%
                                                      2.0 - 5.0
Expected life.....................................      years          5.0 years      4.8 years


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


     In fiscal 1997, the Company recognized compensation expense of $125,000 in connection with the issuance of restricted stock and the amendment of certain previously issued stock options. In connection with the issuance of the convertible notes in July and December 1997, the Company issued 85,648 warrants (before adjustment for 5% stock dividend) at fair market value estimated using the Black-Scholes option-pricing

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

model of $384,000. These costs were originally capitalized in other assets and amortized over the term of the debt as non-cash interest expense. Upon conversion, the unamortized portion was credited to additional paid in capital.

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


     In fiscal 1998, the Company issued two warrants to an investment banker for services provided in connection with the Restructuring to purchase a total of 324,000 shares of the Company's common stock at $2.25 per share (before adjustment for 5% stock dividend). The Company recorded the fair value of the warrants of $503,000 as an expense in fiscal 1998. The fair value of the warrants of $503,000 was estimated using the Black-Scholes option-pricing model.



     In March 1998, the Company issued a warrant to a leasing company for services provided in connection with customer financing to purchase 38,800 shares of the Company's common stock at $4.00 per share (before adjustment for 5% stock dividend). The Company recorded a fair value of the warrants as a reduction in net sales in the fourth quarter ended March 31, 1998 of $123,000 using the Black-Scholes option-pricing model, this amount is included in loss on discontinued operations in the accompanying consolidated statement of operations.



     In fiscal 1999, the Company issued warrants to leasing companies for services provided in connection with customer financing to purchase 242,250 shares of the Company's common stock at prices ranging from $3.56 to $8.33 per share. The Company recorded a fair value of the warrants of $753,000 as a reduction in net sales in fiscal 1999, this amount is included in loss on discontinued operations in the accompanying consolidated statement of operations. The fair value was estimated using the Black-Scholes option-pricing model.


     Through June 19, 1999, none of the above warrants have been exercised.

     At March 31, 1999, the Company had 3,940,285 shares of common stock reserved and available for warrants and for the conversion of Class A and B Units as described in Note 12 -- Related Party Transactions.

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


     See Note 17 -- Post July 13, 1999 Events.


  Convertible Preferred Stock and Warrants

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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

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

     In May 1999, in connection with a private placement, a partial redemption of the 5% Series A Convertible Preferred Stock was consummated and the terms for future conversion of the remaining balance into Company common stock were revised. (See Note 16 -- Subsequent Events).

  Common Stock and Convertible Notes


     In July 1997, the Company issued 1,880,750 shares of its common stock at $2.00 per share in a private placement. The Company received $3,362,000 from the private placement, net of fees of $400,000. In addition, the Company issued warrants to purchase 1,880,750 shares of the Company's common stock at $3.00 per share (before adjustment for 5% stock dividend). The warrants are exercisable immediately and expire five years from issuance. Mr. Fiedler, the Company's Chairman and Chief Executive Officer, participated in the private placement and purchased 175,000 shares of common stock and received warrants to purchase 175,000 shares of the Company's common stock. In addition, Mr. Stephen W. Portner, a director, and his daughter collectively participated in the private placement and purchased 11,250 shares of common stock and received warrants to purchase 11,250 shares of the Company's common stock. The common stock and common stock warrants issued in the private placement are subject to registration rights.


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

average closing transaction price of the stock for the five consecutive trading days prior to the conversion date in order to determine the conversion price. The applicable discount factors were agreed as follows:


                         15 DAY AVERAGE                           APPLICABLE
                   CLOSING TRANSACTION PRICE                       DISCOUNT
                   -------------------------                      ----------
Below             $3.00        .................................       0%
Between           $3.00 - $3.75.................................      10%
                  $3.75 - $4.25.................................      15%
                  $4.25 - $4.85.................................      20%
                  $4.85 - $6.00.................................      25%
Amounts in excess of $6.00......................................      20%


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


NOTE 9 -- INCOME TAXES


     A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to loss from continuing operations before extraordinary items, minority interest and income tax credit for the last three fiscal years is as follows (in thousands):


                                                               1999       1998       1997
                                                              -------    -------    -------
Federal income tax at statutory rate........................  $(3,277)   $(5,875)   $(1,388)
State income tax, net of federal benefit....................     (578)    (1,036)      (245)
Tax effect of net operating loss not benefited..............    3,834      6,898      1,529
Refund of federal income taxes paid in a prior year.........       --         --       (836)
Other, net..................................................       21         13        104
                                                              -------    -------    -------
Income tax credit...........................................  $    --    $    --    $  (836)
                                                              =======    =======    =======

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The components of the Company's deferred tax assets and liabilities of continuing operations are as follows (in thousands):


                                                              MARCH 31, 1999    MARCH 31, 1998
                                                              --------------    --------------
Federal net operating loss carryforwards....................     $ 21,576          $ 18,460
State net operating loss carryforwards......................          729             1,367
Reserve for loss on discontinued operations.................          819               745
Reserves....................................................          337               560
Capitalized interest in Coyote debentures...................          168               225
General business credits....................................          490               145
All others..................................................          314               261
                                                                 --------          --------
          Total deferred tax assets.........................       24,433            21,763
Valuation allowance for deferred tax assets.................      (21,879)          (19,396)
                                                                 --------          --------
Net deferred tax assets.....................................        2,554             2,367
Intangible assets (net).....................................        1,407             1,407
All others..................................................        1,147               960
                                                                 --------          --------
          Total deferred tax liabilities....................        2,554             2,367
                                                                 --------          --------
Net deferred taxes..........................................     $     --          $     --
                                                                 ========          ========



     The Company has approximately $50,000,000 in both federal and state net operating loss carryforwards. These carryforwards expire at various dates through fiscal 2019. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986. Subsequent to March 31, 1999, due to the Company's continuing financing efforts, there may be ownership changes which would significantly limit the Company's ability to immediately utilize its net operation loss carryforwards.



NOTE 10 -- NON-OPERATING INCOME (EXPENSE) AND UNUSUAL ITEMS



     In June 1996, Concentric Network Corporation executed a Promissory Note for $5.0 million in favor of the Company for a bridge loan. Concentric Network granted to the Company a warrant to purchase a split adjusted 36,765 shares of Concentric Network Series D Preferred Stock ("CNC Preferred Stock") at a split adjusted exercise price of $20.40 per share (equal to the par value of such shares) as additional consideration for the bridge loan to Concentric Network. In August 1996, the Promissory Note and accrued interest receivable were converted into 3,729,110 shares of CNC Preferred Stock. In September 1996, the Company sold to StreamLogic Corporation 1,838,234 shares, or 49% of its CNC Preferred Stock for $2.5 million. No gain or loss was recognized in connection with this sale.



     In August 1997, Concentric Network completed its Initial Public Offering at an offering price of $12.00 per share. The CNC Preferred Stock owned by the Company was automatically converted into Concentric Network common stock immediately prior to the closing of the IPO. The value of the Company's investment in CNC Preferred Stock was approximately $1,512,000. The Company deemed this value to be the maximum fair market value of its holding on an if-converted basis at March 31, 1997 and in addition, concluded the value of that investment was permanently impaired. Consequently, the Company recorded a non-operating loss of $1,060,000 in fiscal 1997 related to the impairment of its investment. The Company was prohibited from selling 75% of its Concentric Network common stock for six months following Concentric Network's IPO. The Company sold 25% of its Concentric Network common stock in August 1997 at $12.00 per share and received $396,000 and sold the remaining 75% in the fourth quarter of fiscal 1998 receiving $1,358,000 and recorded a gain on these sales of $242,000 in fiscal 1998. In March 1999, in connection with a

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


public offering made by Concentric Network, the Company exercised and sold the Concentric Network common stock represented by the warrant and recorded a non-operating gain of $877,000.



     In September 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of the Company at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement and the conversion into Company common stock at the option of the holder. An accrued expense charge of approximately $5,522,000 was recorded in the second quarter of fiscal 1998 and is included in the loss from discontinued operations in the accompanying consolidated financial statements, since all of these related to Coyote Technologies, LLC the provider of the discontinued switches. This charge is based on the value at September 4, 1997, of 866,250 shares of Company common stock at $6.375 per share that will be issuable to the Class A and Class B Unit Holders.



NOTE 11 -- EXTRAORDINARY ITEMS



     On October 4, 1996, Atlantic Provision refinanced its revolving line of credit with a new lender. In connection with the refinancing, Atlantic Provision incurred expenses of $227,000, which are reflected in the fiscal 1997 Consolidated Statement of Operations as an extraordinary item.



     In February 1997, Atlantic Provision sold a majority of its assets and used part of the proceeds to repay its revolving line of credit (see Note 2). Atlantic Provision incurred expenses of $281,000 in connection with the early repayment which are reflected in the fiscal 1997 Consolidated Statement of Operations as an extraordinary item.



NOTE 12 -- RELATED PARTY TRANSACTIONS


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


     The Promissory Notes provide for full repayment prior to November 1, 1999 in the event of the following: (a) upon any transfer of Messrs. Fiedler's or Latham's Class B Units in Coyote Technologies, LLC (other than to a Permitted Transferee, as defined in the Agreement Regarding Award of Class B Units (the "Award Agreement")), or by any such Permitted Transferee (including without limitation certain transfers contemplated by the Award Agreement) or (b) upon any exchange or conversion of Class B Units for or into securities registered under the Securities Exchange Act of 1934, as amended, in accordance with the Award Agreement. In connection with the employment agreements with Messrs. Fiedler and Latham entered into on September 4, 1997, the Company's Board of Directors agreed to forgive the notes. Under the employment agreements, equal one third portions of the notes were forgiven at September 4, 1997 and, if their respective employment terms are renewed, will be forgiven at each of the next two anniversaries of the date of the employment agreements, provided that each individual remains as an employee of the Company at each such forgiveness date.



     Messrs. Fiedler and Latham used the proceeds of the loan to each purchase 100 non-forfeitable Class B Units of Coyote Technologies, LLC from Mark Jacques, a former officer of Coyote Technologies, LLC for an aggregate purchase price of $600,000. On November 12, 1996, Coyote Technologies, LLC entered into a settlement agreement with Mr. Jacques whereby Mr. Jacques (i) agreed to the assignment to the Company of the employment agreement between him and Coyote Technologies, LLC and (ii) retained his remaining 250 Class B Units of Coyote Technologies, LLC. Mr. Jacques was terminated as an employee of the Company in January 1997. The Company has accounted for the loans to Messrs. Fiedler and Latham and their purchase of

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

Class B Units from Mr. Jacques as a settlement with Mr. Jacques and recorded an expense of $600,000 during the third quarter of fiscal 1997.

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


     In February 1997, Atlantic Provision conveyed its 50% ownership interest in Fieldstone Meats of Alabama, Inc. to a former officer and director of Atlantic Provision in consideration for past services as a director and officer of Atlantic Provision for his assistance in the sale of the Atlantic Provision business.


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


     On September 4, 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of Coyote and Coyote Technologies, LLC, at June 30, 1997. (See Note 3).


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

established an annual interest rate of 6.5% to be applied to the loans and payable at the completion of the term.


     In September 1998, the Company sold approximately $13.0 million of switch equipment to Crescent Communications, Inc. ("Crescent") through a third party leasing arrangement. In addition to the cash proceeds, the Company received an approximately 20% ownership interest represented by 1,990 shares of common stock in Crescent and the Company entered into a maintenance and service agreement with Crescent. The Company did not recognize approximately $2.5 million of revenue on this sale related to its equity interest in the buyer and amounts reserved for payment contingencies. The entire cash proceeds related to the sale were collected prior to September 30, 1998.


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


     PrinVest Financial Corporation, a financing and leasing corporation, owns a minority interest of approximately 4% of the Company's subsidiary Coyote Gateway, LLC (dba AGT), and 90,000 warrants to purchase shares of the Company's common stock. During fiscal 1999, PrinVest has provided financing to AGT ($8.2 million at March 31, 1999) in connection with deposits required to be made by AGT to other long distance telecommunications carriers and for working capital. The Company has pledged 708,692 shares of common stock as collateral on the notes payable to PrinVest. As of March 31, 1999, PrinVest was the purchaser/lessor on approximately $15.0 million of equipment that it is leasing to end-users. See Note 17 -- Post July 13, 1999 Events.



     In November 1997, the Company completed the sale of C&L Communications, Inc. to the management of C&L (See Note 2). During the years ended March 31, 1998 and 1999, the Company had the following transactions with C&L:


                                                                 1999         1998
                                                              ----------    --------
Purchases from C&L (1)......................................  $9,498,000    $     --
Sales to C&L (1)............................................  $       --    $304,000
Redemption of Preferred Stock by C&L........................  $1,500,000    $     --

---------------
(1) Included in discontinued operations

     The purchases from C&L consist primarily of compression equipment manufactured by Newbridge Networks. C&L is a Newbridge dealer and the Company is not.


     See Note 17 -- Subsequent Events.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


NOTE 13 -- BUSINESS SEGMENT INFORMATION


     After the decision to discontinue the switch business, the Company will be operating in only one segment, long distance services.


NOTE 14 -- STATEMENTS OF CASH FLOWS


     Supplemental cash flow information relating to continuing operations for the last three fiscal years is as follows (in thousands):


                                                               1999       1998      1997
                                                              -------    ------    ------
Cash paid for interest......................................    1,808       444        42
Cash paid for taxes.........................................        6         6         5
Non-cash transactions, continuing operations:
  Convertible debt expense associated with conversion to
     common stock below market price........................  $  (382)   $1,875    $   --
  Acquisitions purchased with common stock..................    1,686        --     1,818
  Conversion of promissory note and accrued interest into
     CNC preferred stock....................................       --        --     5,072
  Conversion of debt to common stock........................    3,789        --        --
  Securities litigation warrant expense.....................       --     8,000        --
  Dividend paid in common stock.............................    3,359        --     7,725
  Beneficial conversion feature on preferred shares.........    1,050        --        --
  Amounts paid directly by lender...........................   (7,921)       --        --
Non-cash transactions, discontinued operations:
  Expense charge on conversion of A & B units...............  $    --    $5,522    $   --
  Sales discount granted for investment in affiliate........     (900)       --        --



NOTE 15 -- LIQUIDITY AND CAPITAL RESOURCES


  Fiscal 1999 -- Year Ended March 31, 1999

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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999

     Subsequent to year-end, the Company continues to be constrained in its ability to access outside capital, however, management has taken certain actions that they believe will allow the Company to continue to fund operations at least until March 2000. These actions include:


     - Received $10.2 million proceeds from a private placement in May 1999 (See
       Note 16 -- Subsequent Events);



     - Received an offer for a commitment for a stand-by credit facility of $3.5 million (See Note 16 -- Subsequent Events);



     - In July 1999, the Company entered into an agreement to sell its shares of iCompression, Inc. (See Note 4) for $1.9 million (See Note 17 -- Post July 13, 1999 Events); and



     - Extended the maturity date of the $8.2 million note payable with PrinVest to December 2001 (See Notes 12 and 17 -- Subsequent Events).


     In order to fund the current and future operating and investment activities, the Company will need to continue to generate cash from its present operations and, in addition, will require and is seeking further outside investment.

  Fiscal 1998 -- Year Ended March 31, 1998


     As discussed below, the Company encountered a liquidity deficiency during the end of fiscal 1997 and in early fiscal 1998, primarily because (i) certain customers of Coyote Technologies were past due on receivables, (ii) Coyote Technologies granted certain customers extended payments terms, (iii) Coyote Technologies' revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring.


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


     The Company has now divested the majority of its discontinued operations (Atlantic Provision, C&L, Valley) and is actively seeking buyers for the remaining land and building which were formerly part of the Atlantic Provision operations in Atlanta.


     In order to fund the current and future operating, acquisition and investment activities, the Company will need to generate cash from its present and recently acquired operations and, in addition, will require and is currently seeking further outside investment. As of July 1, 1998, the Company had an operating cash balance of approximately $5,000,000.

  Fiscal 1997 -- Year Ended March 31, 1997


     The Company encountered a liquidity deficiency in fiscal 1997 and subsequently, primarily because (i) certain customers of Coyote Technologies, LLC were past due on receivables, (ii) Coyote Technologies, LLC has granted certain customers extended payment terms, (iii) Coyote Technologies', LLC revenue growth has been lower than expected and (iv) the Company made payments of $2,349,000 in connection with the Restructuring.


     As a result of the liquidity deficiency, the Company had become delinquent on certain of its working capital obligations. In July 1997, the Company raised $5,597,000 through equity and debt. After completion of

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


the equity and debt financings, collection of $4.4 million from Concentric Network, pursuant to the final court agreement secured by Coyote Technologies, LLC against this customer, and the anticipated sales of C&L, Valley and Atlantic Provision's real estate discussed further below, management believes that it will have sufficient resources to provide adequate liquidity to meet the Company's planned capital and operating requirements through March 31, 1998. Thereafter, the Company's operations will need to be funded either with funds generated through operations or with additional debt or equity financing. If the Company's operations do not provide funds sufficient to fund its operations and the Company seeks outside financing, there can be no assurance that the Company will be able to obtain such financing when needed, on acceptable terms or at all.


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


NOTE 16 -- SUBSEQUENT EVENTS


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


     In July 1999, the Company sold its shares of iCompression, Inc. (See Note
4) for $1.9 million.



NOTE 17 -- POST JULY 13, 1999 EVENTS



     Since July 13, 1999, several significant events have occurred. They are summarized as follows:



     1. In September 1999, the Company sold its interest in American Gateway by transferring all assets and liabilities to PrinVest Corp., reporting a gain of $6.2 million. In connection with this sale, PrinVest cancelled the $8.2 million outstanding principal amount of Notes of American Gateway owed to PrinVest.



     2. In November 1999, the Commission advised the Company that it had dropped its investigation regarding its sales to Crescent Communications, described in Note 7. The Company does not know

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 1999


        the status of the Nasdaq inquiry and Nasdaq has not contacted the Company regarding the matter since May 1999.



     3. In February 2000, the Company sold its interest in Systeam, S.p.A. for $1.2 million.



     4. In January and February 2000, the Company raised additional equity of $13.9 million (net of expenses) by the sale of approximately 3.2 million shares of 6% Series B Convertible Preferred Stock.



     5. In January 2000, the Company restructured its management team and business strategy. In connection therewith, the Company issued 2,000,000 shares of common stock to a consulting firm and issued options to purchase 750,000 shares of common stock at $5.00 per share to James R. McCullough, the Company's new Chief Executive Officer.



     6. In March 2000, four of our customers completed third party lease contracts in respect of $14.2 million of switching equipment previously shipped under extended payment terms. We received payments of $10.0 million and $1.5 million in March 2000 and April 2000, respectively.



     7. In May 2000, the Company approved a plan that included the discontinuance of the Company's switch business. The financial statements have been restated to present the operations of the switch business as discontinued operations (see Note 2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE


     (a) Previous independent accountants

     (i) On October 15, 1997, after completion of the March 31, 1997 fiscal year audit, Price Waterhouse LLP, our former independent accountants, in a letter addressed to our Chairman and CEO with a copy to the Chief Accountant at the SEC, confirmed that the client -- auditor relationship between Coyote Network Systems, Inc. (formerly The Diana Corporation) and Price Waterhouse LLP had ceased upon the resignation of Price Waterhouse LLP. During the third quarter of fiscal 1997, ending on January 4, 1997, we announced a restructuring plan to concentrate our resources on one line of business (communication switching) via our holdings in Coyote Technologies, LLC (formerly Sattel Communications LLC), and to discontinue, from an accounting standpoint, and to divest our other holdings. Our largest subsidiary, Atlanta Provision Company, Inc., was sold in February 1997. We subsequently moved our headquarters to Calabasas, California from Milwaukee, Wisconsin. The change in both scope and size of annual revenues (from over $200,000,000 to approximately $10,000,000) going forward as well as the change in management and locations (now the former Sattel management in California) led to the cessation of our client -- auditor relationship with Price Waterhouse LLP.

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

     (iii) The Company's audit committee was not involved by Price Waterhouse LLP regarding its decision to end our client -- auditor relationship.

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

                        FISCAL YEAR ENDED MARCH 31, 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                     12 WEEKS ENDED
                                                     ----------------------------------------------
                                                       OCTOBER 12, 1996          JANUARY 4, 1997
                                                     ---------------------    ---------------------
                                                     ORIGINALLY               ORIGINALLY
                                                      REPORTED     REVISED     REPORTED     REVISED
                                                     ----------    -------    ----------    -------
Net sales..........................................   $ 4,046      $ 3,666     $ 4,337      $ 2,552
Gross profit (loss)................................     3,034        2,775       3,057        1,842
Net loss...........................................   $(4,598)     $(4,737)    $(4,001)     $(5,936)
Net loss per common share..........................   $  (.87)     $  (.90)    $  (.76)     $ (1.12)


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

                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

  Identification of Directors


     Our board of directors is divided into three classes of directors, consisting of one class of two members and two classes of one member each, or four members in the aggregate. The term of each class is three years. The board of directors currently consists of four members, James R. McCullough, Daniel W. Latham, John M. Eger and J. Thomas Markley.



     The following table sets forth certain information with respect to each person who is currently a director of us, and the individual nominated and recommended to be elected to our board of directors and is based on our records and information furnished to us by such persons. Reference is made to "Security Ownership of Certain Beneficial Owners and Management" for information pertaining to stock ownership by each of our directors and executive officers.



                   NAME                      AGE                    POSITION
                   ----                      ---                    --------
John M. Eger...............................  60    Director
Daniel W. Latham...........................  51    President, Chief Operating Officer and
                                                   Director
J. Thomas Markley..........................  67    Director
James R. McCullough........................  32    Chief Executive Officer and Director



                       NOMINEE FOR ELECTION AS A DIRECTOR


                           WITH TERM EXPIRING IN 2002



     DANIEL W. LATHAM, age 51, has served as our director since November 1996. He has served as our President and Chief Operating Officer since November 1996 and President of Coyote Technologies, LLC ("CTL") since September 1995. Prior to his association with CTL, Mr. Latham was the President of Frontier Communications Long Distance Company.



                     DIRECTORS WITH TERMS EXPIRING IN 2001



     J. THOMAS MARKLEY, age 67, has served as our director since September 1999, and previously served as an advisor to our board of directors. Mr. Markley has served as President of JTM, Inc., a consulting firm specializing in senior management consulting for telecommunications, data communications and electric utilities, since July 1989. Previously, Mr. Markley was Senior Vice President, Telecommunications Operations and Planning for SALIENT(3) Communications, Inc., a telecommunications company that designs, manufactures and markets equipment for communications network operators worldwide. Mr. Markley also held senior management positions with Raytheon, a leading diversified technology company, as Corporate Vice President, President of Raytheon Data Systems and President of Raytheon Worldwide. Prior to Raytheon, Mr. Markley was Deputy Program Manager of NASA's Apollo Program. Mr. Markley has served on the President's Science Advisory Council, as a member of the Space Defense Initiative Committee and as an examiner for the Malcolm Baldridge National Quality Award.



     JAMES R. MCCULLOUGH, age 32, has served as our director and as our Chief Executive Officer since February 2000. Mr. McCullough's principal occupation prior to joining us was as a Co-President of Renwick Corporate Finance, Inc., a consulting company, from 1996 to the present. From 1994 to 1997, Mr. McCullough was the general partner of an investment fund focusing on early stage technology companies.



                      DIRECTOR WITH TERM EXPIRING IN 2000



     JOHN M. EGER, age 60, has served as our director since February 2000. As a telecommunications lawyer, Mr. Eger is a professor at San Diego State University where he serves as the Lionel Van Deerlin Endowed Chair of Communications and Public Policy and Executive Director of the University's International Center for Communications. Earlier, Mr. Eger established CBS Broadcast International and was Senior Vice President of the CBS Broadcast group. From 1971 - 1973, he was legal assistant to the chairman of the Federal Communications Commission, and from 1974 - 1976, served as Telecommunications Advisor to Presidents Nixon and Ford and Head of the White House Office of Telecommunications Policy. Mr. Eger also serves as a director of GTC Telecom Corp.



  Identification of Executive Officers



     Information is set forth below regarding each of our executive officers who do not also serve as directors, including their age, principal occupation during the last five years and the date each first became an executive officer.



                   NAME                     AGE                     POSITION
                   ----                     ---                     --------
Timothy G. Atkinson.......................  43     Vice President of Business Development and
                                                   General Counsel and Secretary
Cheryl Johnson............................  40     Controller and Principal Finance and
                                                   Accounting Officer



     TIMOTHY G. ATKINSON, age 43, has served as our Vice President of Business Development and General Counsel since April 2000 and as our Secretary since May 2000. Prior to joining us, Mr. Atkinson was in private practice as a shareholder and Managing Partner of the Denver office of Reinhart, Boerner, Van Deuren, Norris & Rieselbach from April 1991 to May 2000.



     CHERYL JOHNSON, age 40, has served as our Controller and Principal Finance and Accounting Officer since June 2000 and has served as the Chief Financial Officer of our wholly owned subsidiary, INET Interactive Network Systems, Inc. since March 2000. From January 1998 to January 2000, Ms. Johnson served as the Chief Financial Officer of G&H Technology, Inc. Before joining G&H Technology, Inc., Ms. Johnson was a Senior Manager with Ernst & Young, LLP from March 1995 to January 1998. Ms. Johnson is a certified public accountant with 16 years of accounting, financial and business management experience working with public and privately held companies.


  Section 16(a) Beneficial Ownership Reporting Compliance


     Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our directors and executive officers, and persons who beneficially own more than ten percent of a registered class of our equity securities, to file with the Securities and Exchange Commission (the "Commission") initial reports of ownership and reports of changes in ownership of our common stock and our other equity securities. Officers, directors, and persons who beneficially own more than ten percent of a registered class of our equity securities are required by the regulations of the Commission to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on review of the copies of such reports furnished to us, during the fiscal years ended March 31, 1999 and 2000, all Section 16(a) filing requirements applicable to our officers, directors, and greater than ten percent beneficial owners were complied with, except that transactions that should have been reported on Forms 5 for the fiscal years ended March 31, 1997 and/or March 31, 1998 were reported on Forms 5 for the fiscal year ended March 31, 1999 for each of Stephen W. Portner, Sydney B. Lilly, Jack E. Donnelly, Brian A. Robson and James J. Fiedler, and transactions that should have been reported on Forms 3 and 4 during the fiscal years ended March 31, 1997 and March 31, 1998 for Alan J. Andreini were reported on Form 5 for the fiscal year ended March 31, 1999. In addition, the Form 3 that should have been filed by Alan J. Andreini during the fiscal year ended March 31, 1997 was filed on April 5, 1999.

ITEM 11. EXECUTIVE COMPENSATION

     All shares and per share numbers included herein have been retroactively adjusted to give effect to a 5% stock dividend which was paid on November 4, 1998 to holders of record as of October 21, 1998.


     The following table sets forth, for the three fiscal years ended March 31, 1999, the total annual compensation paid to, or accrued by us for the account of, James J. Fiedler, Daniel W. Latham and Brian A. Robson (the "Named Executives") serving as such at March 31, 1999 and one former executive officer:



                           SUMMARY COMPENSATION TABLE



                                                                                 LONG-TERM
                                              ANNUAL COMPENSATION               COMPENSATION
                                      ------------------------------------   ------------------
          NAME AND                                          OTHER ANNUAL         SECURITIES        ALL OTHER
    PRINCIPAL POSITION(1)      YEAR    SALARY     BONUS    COMPENSATION(6)   UNDERLYING OPTIONS   COMPENSATION
    ---------------------      ----   --------   -------   ---------------   ------------------   ------------
James J. Fiedler(2)..........  1999   $300,000   $ 9,335       $20,000             94,500(7)        $  7,200(9)
  Former Chairman, CEO         1998   $200,000   $19,746       $15,000                 --           $  7,200(9)
  and Director                 1997   $200,000        --       $ 3,720                 --                 --
Daniel W. Latham(3)..........  1999   $300,000   $ 9,335       $20,000             94,500(7)        $  7,200(9)
  President, COO and Director  1998   $175,000   $19,746       $15,000                 --           $  7,200(9)
                               1997   $175,000        --       $ 3,750                 --           $170,197(10)
Brian A. Robson(4)...........  1999   $152,487   $12,875            --             98,125(8)              --
  Former Executive Vice        1998   $139,907        --            --             13,125           $ 21,921(11)
  President, CFO and
    Secretary                  1997   $ 56,250        --            --                              $ 13,041(11)
Edward Beeman(5).............  1999   $ 79,526        --            --                 --           $ 53,548(12)
  Former Executive Vice        1998         --        --            --                 --                 --
  President, CFO and
    Secretary                  1997         --        --            --                 --                 --


---------------

 (1) As a result of the changes in our management in January 2000, there will be significant differences in the executive compensation for our fiscal year ending March 31, 2000. As described in our Current Report on Form 8-K, dated as of January 25, 2000, Mr. Fiedler was succeeded as Chief Executive Officer by Mr. James R. McCullough.



 (2) On November 29, 1996, Mr. Fiedler was appointed as our Chairman and Chief Executive Officer. Mr. Fiedler also remained as Chairman and Chief Executive Officer of CTL. Effective as of January 26, 2000, Mr. Fielder resigned as Chief Executive Officer and effective as of February 29, 2000 he resigned as Chairman of the Board and as a director. (See "Employment Agreements").



 (3) On November 29, 1996, Mr. Latham was appointed as our President and Chief Operating Officer. Mr. Latham also remained as President of CTL (See "Employment Agreements").



 (4) On October 31, 1996, Mr. Robson was appointed as our Vice President and Controller. On December 15, 1998, Mr. Robson was appointed as our Executive Vice President, Chief Financial Officer and Secretary. On June 15, 2000, Mr. Robson resigned as our Executive Vice President, Chief Financial Officer and Secretary.



 (5) On June 1, 1998, Mr. Beeman was appointed as our Executive Vice President, Chief Financial Officer and Secretary. In November 1998, Mr. Beeman's employment with us was terminated.



 (6) Compensation for serving on the board of directors.



 (7) Pursuant to their respective employment agreements, Messrs. Fiedler and Latham are entitled to receive ten year stock options to purchase a total of 450,000 shares of our common stock over a period of five years, to be granted in increments of 90,000 shares annually, at various exercise prices for each 90,000 share increment. As adjusted for the stock dividend, each 90,000 share increment has been adjusted to a 94,500 share increment, and the exercise price of each of the five 94,500 share increments is $3.81, $7.62, $11.43, $15.24 and $19.05, respectively. Effective as of January 24, 2000, by action of our board of directors, the terms of Messrs. Fiedler's and Latham's employment agreements were modified to provide for immediate acceleration of the award of 378,000 options and repricing of 94,500 options which were awarded on April 1, 1999 at an exercise price of $7.62 per share. All of such options are currently exercisable at an exercise price of $5.00 per share.

 (8) Stock options to purchase 13,125 shares of common stock were granted on June 1, 1997 at $2.86 per share. Stock options to purchase 13,125 shares of common stock were granted on June 1, 1998 at $3.90 per share. Stock options to purchase 85,000 shares of common stock were granted on December 11, 1998 at $6.56 per share.



 (9) Represents automobile allowance.



(10) Represents relocation assistance and $98,000 paid to Mr. Latham to cover his loss on a personal residence and related real estate commissions and selling expenses.



(11) Represents relocation assistance paid by us.



(12) Represents automobile allowance and relocation assistance paid by us.


     The table below provides information regarding stock options granted during the fiscal year ended March 31, 1999 to the Named Executives:


                     OPTIONS GRANTED IN LAST FISCAL YEAR(1)



                                                            INDIVIDUAL GRANTS
                          -------------------------------------------------------------------------------------
                                                                                        POTENTIAL REALIZABLE
                                                                                          VALUE AT ASSUMED
                                                  % OF                                     ANNUAL RATE OF
                                              TOTAL OPTIONS                           STOCK PRICE APPRECIATION
                              NUMBER OF        GRANTED TO                                FOR OPTION TERM(2)
                          SHARES UNDERLYING   EMPLOYEES IN    EXERCISE   EXPIRATION   -------------------------
                           OPTIONS GRANTED     FISCAL YEAR     PRICE        DATE          5%            10%
                          -----------------   -------------   --------   ----------   -----------   -----------
James J. Fiedler........       94,500(3)           9.3%        $3.81      04/01/08      $226,430      $573,819
Daniel W. Latham........       94,500(3)           9.3%        $3.81      04/01/08      $226,430      $573,819
Brian A. Robson.........       13,125(4)           1.3%        $3.90      06/01/03      $ 14,142      $ 31,250
                               85,000(5)           8.3%        $6.56      12/11/03      $154,055      $340,420


---------------

(1) As a result of the changes in our management in January 2000, there will be significant differences in the options granted for our fiscal year ending March 31, 2000. As described in our Current Report on Form 8-K, dated as of January 25, 2000, Mr. Fiedler was succeeded as Chief Executive Officer by Mr. James R. McCullough. In addition, Mr. Robson resigned as our Executive Vice President, Chief Financial Officer and Secretary effective June 15, 2000.



(2) The dollar amounts under these columns are the results of calculations at the 5% and 10% rates set by the Securities and Exchange Commission. The potential realizable values are not intended to forecast possible future appreciation, if any, in the market price of the common stock.



(3) Effective as of January 24, 2000, by action of our Board of Directors, the terms of Messrs. Fiedler's and Latham's employment agreements were both modified to provide for immediate acceleration of the award of 378,000 options, including the repricing of 94,500 options which were originally awarded on April 1, 1999 at an exercise price of $7.62 per share. All of these options are currently exercisable at an exercise price of $5.00 per share. Assuming the $5.00 per share exercise price, the Potential Realizable Value at Assumed Annual Rate of Stock Price Appreciation for Option Term would be $1,188,610 and $3,012,173 for 5% and 10%, respectively.



(4) These options vest annually in one-third increments commencing June 1, 1999.



(5) These options vest annually in one-third increments commencing December 11, 1999.



    AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED MARCH 31, 1999
                       AND FISCAL YEAR END OPTION VALUES



     The table below provides information regarding the value of the in-the-money stock options held by the Named Executives at March 31, 1999. The Named Executives did not exercise any stock options during the fiscal year. As a result of the changes in our management in January 2000, there will be significant differences in the options granted for our fiscal year ending March 31, 2000. As described in our Current Report on Form 8-K, dated as of January 25, 2000, Mr. Fiedler was succeeded as Chief Executive Officer by Mr. James

R. McCullough. In addition, Mr. Robson resigned as our Executive Vice President, Chief Financial Officer and Secretary on June 15, 2000.


                                                                                 VALUE OF UNEXERCISED
                                                NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS
                                              OPTIONS AT MARCH 31, 1999          AT MARCH 31, 1999(1)
                                             ----------------------------    ----------------------------
                                             EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                             -----------    -------------    -----------    -------------
James J. Fiedler...........................        --           94,500              --        $195,615
Daniel W. Latham...........................        --           94,500              --        $195,615
Brian A. Robson............................     4,375          106,875         $13,212        $ 52,412

---------------

(1) Value based on the closing price of $5.88 of the common stock on The Nasdaq National Market on March 31, 1999, less the option exercise price. Does not include, as to Messrs. Fiedler and Latham, an aggregate of 378,000 options each, which vested in January 2000 pursuant to a modification of their respective employment agreements. If such options were added, the value of such unexercisable in-the-money options for Messrs. Fiedler and Latham would increase to $582,255 for each, as the exercise prices of such grants were repriced at $5.00 per share.


  Stock Option Plans


     On December 11, 1986, the board of directors adopted our 1986 Non-Qualified Stock Option Plan (the "1986 Plan"). The 1986 Plan, as amended, provides for the grant of options to purchase up to 832,963 shares of common stock to our executive officers, key officers, employees, directors and consultants and those of our subsidiaries. In February 1998, the board of directors adopted our Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of options to purchase up to 157,500 shares of common stock to our non-employee directors. In March 1996, the board of directors adopted the Employees Non-Qualified Stock Option Plan of CTL (the "CTL Plan"). The CTL Plan provides for the grant of options to purchase up to 2,100,000 shares of common stock to our executive officers, key employees, directors, consultants and advisors, those of our affiliates and subsidiaries. On March 8, 2000, the board of directors adopted, and at the annual meeting of stockholders, the stockholders will be asked to approve, our 2000 Equity Incentive Plan (the "Equity Plan"). The Equity Plan provides for the grant of options to purchase up to 4,000,000 shares of common stock to our directors, officers, key employees and consultants and those of our subsidiaries.



     As of June 19, 2000, options to purchase 592,463, 157,500 and 2,100,000 shares of common stock have been granted under the 1986 Plan, the Director Plan and the CTL Plan, respectively. As of June 19, 2000, 442,956, 0 and 1,291,160 shares of common stock have been issued pursuant to the exercise of options under the 1986 Plan, the Director Plan and the CTL Plan, respectively. As of June 13, 2000, subject to stockholder approval, options to purchase 911,500 shares of common stock have been granted under the Equity Plan. No shares have been issued pursuant to the exercise of options under the Equity Plan. Any unexercised options that expire in accordance with their terms or terminate upon a director's resignation or an employee's ceasing to be employed by us, our affiliates or subsidiaries become available again for issuance under the 1986 Plan, the Director Plan, the CTL Plan or the Equity Plan, as the case may be.



     In April 1998, stock options to purchase 10,500 shares of our common stock were granted to each of the non-employee members of the board of directors pursuant to the Director Plan. These options have an exercise price of $3.42 per share. In September 1999, stock options to purchase 21,000 shares of our common stock were granted to J. Thomas Markley pursuant to the CTL Plan. These options have an exercise price of $4.40 per share.



     In January 2000, stock options to purchase 750,000 shares of our common stock were granted to James R. McCullough. Of such options, 300,000 vested immediately and the balance vest in three installments of 100,000, 150,000 and 200,000 on January 14, 2001, 2002 and 2003, respectively. These options have an exercise price of $5.00 per share.

     In January 2000, stock options to purchase 50,000 shares of our common stock were granted, subject to stockholder approval, to one of our independent directors, J. Thomas Markley, and to former directors Stephen W. Portner and Jack E. Donnelly, pursuant to the Equity Plan and the Director Plan. These options are fully vested and have an exercise price of $5.00 per share. In February 2000, stock options to purchase 50,000 shares of our common stock were granted, subject to stockholder approval, to one of our independent directors, John M. Eger, pursuant to the Equity Plan. Such options are fully vested and have an exercise price of $5.50 per share.


  Employment Agreements


     On April 1, 1998, we entered into employment agreements, expiring on March 31, 2003, with Mr. Fiedler and Mr. Latham (the "Executives"). Pursuant to their employment agreements, the Executives will receive a guaranteed minimum annual salary of $300,000 or an amount based on a percentage of our pre-tax income, whichever is greater, with a maximum salary of $4.5 million. The Executives shall also receive deferred compensation for five years following each Executive's five-year employment term (the "Employment Term") based on a percentage of our pre-tax income during each year of the Employment Term; however, deferred compensation shall not exceed $600,000 per year. The employment agreements also provide that the Executives will not compete with us for one year following the termination of their respective employment. By action of our board of directors on January 24, 2000, certain terms of the employment agreements were modified to provide for the following: (i) 94,500 unvested options previously awarded to each of the Executives pursuant to the employment agreements were repriced at an exercise price of $5.00 per share and became immediately exercisable, (ii) immediate award of their remaining entitlement of 283,500 options as currently exercisable at $5.00 per share; (iii) medical benefits were extended to June 30, 2006, and (iv) payment of a cash incentive of $150,000 to each Executive if they remain with us through July 24, 2000, or if they are terminated.



     Mr. Fiedler relinquished his duties as our Chief Executive Officer and retired from our board of directors, effective as of January 26, 2000 and February 29, 2000, respectively. In accordance with the terms of Mr. Fiedler's employment agreement and the separation agreement entered into between us and Mr. Fiedler on February 16, 2000, we will pay Mr. Fiedler severance payments through March 31, 2003 at his present salary. In addition, in lieu of the $150,000 incentive payment referenced above, we will grant to Mr. Fiedler 200,000 immediately vested options to purchase common stock at an exercise price of $5.00 per share.



     On January 26, 2000, we appointed James R. McCullough as our Chief Executive Officer to succeed Mr. Fiedler. Also on January 26, 2000, we entered into an employment agreement with Mr. McCullough pursuant to which he will receive a salary of $160,000 per annum and options to purchase up to 750,000 shares of common stock at $5.00 per share. Of such options, 300,000 vested immediately and the balance vest in three installments of 100,000, 150,000 and 200,000 on January 14, 2001, 2002 and 2003, respectively. The options will immediately vest upon a change in control and the vesting will be accelerated if certain common stock price targets are met and sustained. If Mr. McCullough is terminated by us without cause or Mr. McCullough terminates the agreement for good cause, he is entitled to receive his base salary for a period of six months and the vesting schedule for the options will remain in effect. If Mr. McCullough voluntarily terminates the agreement or is terminated by us for cause, he is not entitled to any additional compensation after the termination date and all unvested options will terminate. The agreement also provides that Mr. McCullough will meet with the Audit Committee no later than six months after the execution of the agreement to discuss adjusting Mr. McCullough's compensation. In June 2000, Mr. McCullough met with the Audit Committee and the Board of Directors approved the Audit Committee's recommendation to award Mr. McCullough additional compensation based on Mr. McCullough's performance over the preceding five months. Specifically, Mr. McCullough was granted an option to purchase 750,000 shares of Common Stock at an exercise price of $7.00 per share. The option was in three equal blocks of 250,000 each when the closing bid price of the Common Stock for 20 consecutive trading days exceeds $12.00, $16.00 and $20.00 per share, respectively. In addition, the vesting provisions will be accelerated if Mr. McCullough is terminated without cause or there is a change in control of the Company.

     On April 15, 2000, we entered into an employment agreement with Mr. Atkinson pursuant to which he will receive a salary of $180,000 per annum and options to purchase 150,000 shares of common stock at $9.00 per share and options to purchase 100,000 shares of common stock at $7.00 per share. These options vest and become exercisable in three equal installments on October 15, 2000, April 15, 2001 and October 15, 2001. The options will immediately vest upon a change in control. If Mr. Atkinson is terminated by us without cause or Mr. Atkinson terminates the agreement for good cause, he is entitled to receive his base salary for a period of six months and the vesting schedule for the options will remain in effect. If Mr. Atkinson voluntarily terminates the agreement or is terminated by us for cause, he is not entitled to any additional compensation after the termination date and all unvested options will terminate. Mr. Atkinson also received, as a signing bonus, $50,000 and 25,000 shares of common stock.



     Effective June 15, 2000, we entered into a separation agreement with Mr. Robson. Under the agreement, Mr. Robson resigned as our Executive Vice President, Chief Financial Officer and Secretary effective June 15, 2000. Under the terms of the agreement, Mr. Robson is entitled to receive $15,000 per month through October 31, 2000 and medical, dental and life insurance benefits through August 31, 2001. In addition, all unvested options became fully vested and Mr. Robson received a fully-vested option to purchase 50,000 shares of common stock at an exercise price of $5.00 per share. Mr. Robson has also agreed to provide us with consulting services with respect to the preparation of our Securities and Exchange Commission filings.


  Compensation of Directors


     Directors receive an annual fee of $15,000, paid on a monthly basis. Directors are also reimbursed for travel expenses. In addition, directors receive up to $1,250 per day for each meeting attended (board or committee). Non-employee directors (including retired directors as determined by the board of directors) receive supplemental medical reimbursement to pay all medical expenses for them and their immediate families (spouses and unemancipated children) up to a limit of $25,000 per year. In addition, effective as of February 2, 2000 and subject to stockholder approval, we have granted immediately exercisable options to purchase 50,000 shares of the common stock to each of our non-employee directors at an exercise price of $5.00 per share.


  Compensation Committee Interlocks and Insider Participation


     The board of directors does not have a compensation committee because executive compensation decisions are made by the full board. Recommendations on executive compensation with regard to Messrs. Fiedler and Latham are made by the outside non-employee directors when requested to do so by the full board. All directors participate in the deliberations.



     From November 1996 until January 26, 2000, when he was succeeded by Mr. McCullough, Mr. Fiedler served as our Chairman and Chief Executive Officer. Mr. Latham is the Company's President and Chief Operating Officer. Messrs. Fiedler's and Latham's fiscal 1999 compensation and employment contracts are described above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT


     The following table sets forth certain information as of June 19, 2000 regarding the beneficial ownership of our common stock by (a) each person known by us to own beneficially more than 5% of our common stock, (b) each of our directors and the Named Executives, and (c) all our directors and executive officers as a group. Except as otherwise indicated and subject to community property laws where applicable, the persons named in the table below have sole voting and dispositive power with respect to the shares of common stock shown as beneficially owned by them. Information as to Alan J. Andreini and Kiskiminetas Springs School was derived from the Schedules 13D and 13G filed by each such stockholder. Information as to Richard L. Haydon was derived from the Schedule 13D filed by Mr. Haydon on March 20, 2000, as well as information provided to us by Mr. Haydon. Except for the percentage of ownership, the information set forth below reflects the information contained in the Schedule 13G and/or 13D as of the date such Schedule 13G or 13D was filed, where applicable.



                                                                                        PERCENT OF
                   NAME AND ADDRESS                      NUMBER OF SHARES               OUTSTANDING
                 OF BENEFICIAL OWNER                    BENEFICIALLY OWNED                SHARES
                 -------------------                    ------------------              -----------
James R. McCullough(1)................................        578,278(2)                    3.3%
James J. Fiedler(1)...................................      1,020,288(3)                    5.7%
Daniel W. Latham(1)...................................        610,313(4)                    3.4%
J. Thomas Markley(1)..................................         60,000(5)                      *
John M. Eger(1).......................................         50,000(6)                      *
Brian A. Robson(1)....................................        161,251(7)                      *
Alan J. Andreini(8)...................................      1,467,645(9)                    8.4%
Richard L. Haydon(10).................................      1,517,230(11)                   8.4%
Kiskiminetas Springs School(12).......................        969,710(13)                   5.6%
Omega Capital Advisers(14)............................      2,052,632(15)                  11.8%
All directors and executive officers of the Company as
  a group (6 persons).................................      1,423,591(2)(4)(5)(6)(16)       7.7%


---------------

  *  Less than 1%.



 (1) The address of the stockholder is: c/o Coyote Network Systems, Inc., 1640
     S. Sepulveda Blvd., Suite 320, Los Angeles, CA 90025.



 (2) Includes 300,000 shares of common stock issuable upon the exercise of stock options which are currently exercisable at $5.00 per share. Does not include 450,000 share of common stock issuable at $5.00 per share upon the exercise of options which vest over a period of three years, subject to acceleration if certain common stock price targets are met and sustained. In addition, includes 277,778 of the 833,344 shares of common stock held by KRJ, LLC, an entity in which Mr. McCullough owns a one-third equity interest. Mr. McCullough disclaims any beneficial ownership interest in the shares of common stock held by KRJ, LLC.



 (3) Includes 472,500 shares of common stock issuable upon exercise of stock options which are currently exercisable, subject to, in the case of options to purchase 378,000 shares, stockholder approval. Also includes 108,675 shares of common stock issuable upon exercise of warrants which are currently exercisable. Includes 192,938 shares of common stock received by the stockholder upon conversion of Class B Units of Coyote Technologies, LLC ("CTL") on June 24, 1999 and 75,075 shares received by the stockholder upon exercise of warrants on September 8, 1999.



 (4) Includes 472,500 shares of common stock issuable upon exercise of stock options which are currently exercisable, subject to, in the case of options to purchase 378,000 shares, stockholder approval. Includes 137,813 shares of common stock received by the stockholder upon conversion of Class B Units of CTL on July 7, 1999 and September 2, 1999.



 (5) Includes 60,000 shares of common stock issuable upon exercise of stock options which are currently exercisable, subject to, in the case of options to purchase 50,000 shares, stockholder approval.

 (6) Includes 50,000 shares of common stock issuable upon exercise of stock options which are currently exercisable, subject to, in the case of all such options, stockholder approval.



 (7) Includes 161,251 shares of common stock issuable upon exercise of stock options which are currently exercisable, subject to, in the case of options to purchase 50,000 shares, stockholder approval.


 (8) The address of Alan J. Andreini is: 395 Hudson Street, New York, NY 10014.


 (9) Includes 1,101,010 shares of common stock held by Mr. Andreini for his own account. Includes 145,700 shares held in the account of Kiskiminetas Springs School (the "School"), 24,950 shares held in the account of John D. Andreini (who is deceased) and Blanche M. Andreini (the "Parents"), 95,650 shares held in the account of The Andreini Foundation (the "Foundation") and 2,625 shares held for the benefit of Alan J. Andreini, Jr. (the "Son"), of which Mr. Andreini may be deemed to be the beneficial owner. Mr. Andreini disclaims beneficial ownership of all shares of common stock except those shares held by him for his own account and for the benefit of the Son. Mr. Andreini has sole voting and dispositive power over 1,199,285 shares of common stock (includes 1,101,010 shares held by Mr. Andreini for his own account, 95,650 shares held in the account of the Foundation and 2,625 shares held in the account of the Son). Mr. Andreini has shared voting and dispositive power over 170,650 shares of common stock (includes 145,700 shares held in the account of the School and 24,950 shares held in the account of the Parents).



(10) The address of Richard L. Haydon is: 1114 Avenue of the Americas, New York, NY 10036.



(11) Includes 830,980 shares of common stock held in various managed discretionary accounts of which Mr. Haydon may be deemed to be the beneficial owner. Includes 686,250 shares of common stock issuable upon exercise of warrants which are currently exercisable, held by various discretionary accounts, of which Mr. Haydon may be deemed to be the beneficial owner. Based upon information supplied by this stockholder (in addition to the information derived from Mr. Haydon's Schedule 13D, filed on March 20, 2000), Mr. Haydon has sole voting and dispositive power over 1,517,230 shares of common stock.



(12) The address of Kiskiminetas Springs School is: 1888 Brett Lane, Saltsburg, PA 15681.



(13) According to the Schedule 13D filed on February 10, 2000, by Kiskiminetas Spring School, the School beneficially owns 969,710 shares of common stock.



(14) The address of Omega Capital Advisers is 88 Pine Street, 31st Floor, New York, New York 10005.



(15) Includes 1,052,632 shares of common stock purchased by the Stockholder in a private placement in January 2000.



(16) Includes 1,007,500 shares of common stock issuable upon exercise of stock options and shares of common stock granted but not outstanding as of June 19, 2000. Of such shares, 478,000 are subject to stockholder approval. Does not include 800,000 shares of common stock issuable upon exercise of stock options not currently exercisable. Of such shares, none are subject to stockholder approval. Does not include shares of common stock or options held by Messrs. Fielder and Robson, who are no longer executive officers of us, but includes shares of common stock and options to purchase common stock held by Mr. Atkinson and Ms. Johnson.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


     In January 1998, our Board of Directors approved an interest-free loan to Daniel W. Latham, our President and Chief Operating Officer and director, for a maximum amount of $500,000 to be used solely for the purpose of providing partial down payments on his purchase of a residence in California. The funding is to be secured by the residential property and is for a five-year term unless specifically extended by the Board of Directors. Earlier repayment of the loan will be demanded in the event of either (1) sale or refinancing of the property;
(2) termination of Mr. Latham's employment by us either voluntarily or for cause; or (3) sale by Mr. Latham of all, or substantially all, of his shares of our common stock. As of March 31, 1999 and 2000, $421,000 was funded to Mr. Latham under this agreement. In October 1998, we amended the terms of the loan, and in agreement with Mr. Latham established an annual interest rate of 6.5% to be applied to the loan and which is payable at the completion of the term.

     Comdisco, Inc., a technology services and finance company, was the beneficial owner of approximately 6% of our common stock including 515,400 shares purchased by Comdisco on the open market and 192,990 warrants issued in connection with lease financing provided by Comdisco to our end-user customers. During fiscal 1998 and fiscal 1999, Comdisco has provided lease financing in a total amount of $24.0 million to four of our customers. In August 1999, Comdisco filed a Schedule 13G disclosing that its beneficial ownership as of August 23, 1999 consisted solely of the 192,990 warrants and that Comdisco had ceased to be a beneficial owner of more than 5% of our common stock.



     In the third quarter of fiscal 1999, we completed and received funding under two demand loans. The first loan for a total amount of $600,000 was provided by Mr. James Fiedler, our former Chairman and Chief Executive Officer, in the amount of $175,000, by Mr. Latham in the amount of $75,000 and by Mr. Alan J. Andreini, a stockholder who was deemed to beneficially own approximately 8.4% of our outstanding common stock as of June 19, 2000, in the amount of $350,000, in September and October 1999. This loan bore interest at the bank's prime rate plus 1% per year, was repayable on demand and was secured against our investment in Systeam, S.p.A.



     The second loan for a total amount of $1,225,000 was provided by Mr. Richard L. Haydon, a stockholder who was deemed to beneficially own approximately 8.4% of our outstanding common stock as of June 19, 2000, in the amount of $500,000, by Mr. Andreini in the amount of $225,000 and by three other stockholders in a combined total amount of $500,000, in November 1999. This loan bore interest at the rate of 17.5% per year and was repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan was three years to November 2002. This loan was secured by shares of the common stock of INET. Under the terms of this loan, the lenders were granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of our common stock at an exercise price of $4.50 per share. The warrants will result in a non-cash interest expense charge of $0.3 million taken in the fourth quarter of fiscal 2000.



     We repaid these loans and the accrued interest in February and April 2000.



     On January 26, 2000, we entered into a Consulting Agreement with KRJ, LLC ("KRJ"), pursuant to which KRJ will provide assistance in identifying strategic partners and business opportunities, making introductions to IP Telephony customers, introducing new management, restructuring vendor finance programs, investor relations, and identifying credit facilities. Mr. McCullough has an approximately one-third interest in KRJ and the balance of KRJ is owned by affiliates of First Venture Leasing, LLC ("First Venture"). As compensation for KRJ's services, we issued KRJ 2,000,000 shares of common stock. Of such shares, 1,250,000 were placed in escrow to be released to KRJ in three equal annual installments, subject to acceleration if certain Common Stock price targets are met and sustained. In March 2000, 416,000 shares held in escrow were released to KRJ as certain Common Stock price targets were met. The agreement also provides that KRJ will meet with the Audit Committee no later than six months after the execution of the agreement to discuss providing additional compensation to KRJ based upon the services it has provided as of the date of the meeting. The terms of the Consulting Agreement were the result of an arms' length negotiation in which Mr. McCullough did not participate.



     In June 2000 in consideration of additional services provided under the consulting agreement with KRJ, our Board of Directors resolved to present for shareholder approval the issuance of 2,500,000 shares of common stock and the grant of warrants to purchase 2,400,000 shares of common stock at an exercise price per share of $7.00. The vesting of the shares and the exercisability of the warrants would be dependent on the average bid price of our common stock exceeding certain amounts that range from $12 to $30 per share.



     On March 31, 2000, we entered into a Financial Services Agreement with First Venture, pursuant to which a limited liability company, Coyote Leasing, LLC ("Coyote Leasing") was formed by First Venture to offer certain leasing and credit packages to our customers. First Venture is an entity in which Mr. McCullough, our Chief Executive Officer, had a 25% equity interest, which he relinquished effective upon his election to our Board of Directors on February 2, 2000. As partial consideration for Coyote Leasing's commitment to fund at least $50,000,000 in leases for our customers during the 2000 calendar year and the purchase of $14.27 million of accounts receivable of CTL, we granted to First Venture warrants to purchase 620,000 and 261,600 shares of our common stock, at an exercise price of $5.00 and $7.35 per share, respectively. Each warrant is exercisable for a period of three years. First Venture initially paid us $11.5 million for the receivables with the remaining balance of $2.77 million due and payable based upon the performance of the leases to which the receivables relate. The terms of the agreement with First Venture were the result of an arms' length negotiation in which Mr. McCullough did not participate.



     Also on March 31, 2000, we entered into a Remarketing Agreement and two separate License Agreements with Coyote Leasing, pursuant to which Coyote Leasing will act as our agent in remarketing equipment leased to third parties upon the termination of such leases and shall have the right to use certain trademarks, service marks, trade names and other designations in connection with the services to be provided by Coyote Leasing.


                                    PART IV


ITEM 14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K



                                                                         FORM 10-K
                                                                        PAGE NUMBER
                                                                        -----------
(A)  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
     (1)  The following consolidated financial statements of Coyote
          Network Systems, Inc.
          (formerly The Diana Corporation) and its subsidiaries are
          included in Item 8:
          Report of Arthur Andersen LLP, Independent Public
          Accountants.................................................      24
          Report of PricewaterhouseCoopers LLP, Independent
          Accountants.................................................      25
          Consolidated Balance Sheets -- March 31, 1999 and March 31,
          1998........................................................      27
          Consolidated Statements of Operations -- Fiscal Years Ended
          March 31, 1999, March 31, 1998 and March 31, 1997...........      28
          Consolidated Statements of Shareholders' Equity -- Fiscal
          Years Ended March 31, 1999, March 31, 1998 and March 31,
          1997........................................................      29
          Consolidated Statements of Cash Flows -- Fiscal Years Ended
          March 31, 1999, March 31, 1998 and March 31, 1997...........      30
          Notes to Consolidated Financial Statements..................      31
     (2)  The following consolidated financial statement schedule of
          Coyote Network Systems, Inc. is included in Item 14(d):
          Schedule I -- Condensed Financial Information of
          Registrant..................................................      75
          Schedule II -- Valuation and Qualifying Accounts............      80
          All other schedules are omitted because the required
          information is not applicable or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated
          financial statements or the notes thereto.
(B)  REPORTS ON FORM 8-K:
     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

(C) EXHIBITS



    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
      2.1     Stock Acquisition by Merger Agreement, dated as of September
              30, 1998, among Coyote Network Systems, Inc., INET
              Acquisition, Inc., INET Interactive Network System, Inc.,
              Claude Buchert, Helene Legendre and First Rock Trustees,
              Limited, a Gibraltar corporation, trustee of the Guimauve
              Trust, a Gibraltar trust dated September 1, 1994
              (incorporated herein by reference to Exhibit 2.1 of
              Registrant's Form 8-K dated September 30, 1998 filed on
              October 15, 1998).
      3.1     Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 16,
              1998).
      3.2     By-Laws of Registrant, as amended March 7, 1997
              (incorporated herein by reference to Exhibit 3.2 of
              Registrant's Form 10-K for the fiscal year ended March 31,
              1997).
      3.3     Certificate of Designations, Preferences and Rights of
              Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K dated January 31,
              2000 filed on February 14, 2000).
      4.1     Loan and Security Agreement between C&L Communications, Inc.
              and Sanwa Business Credit dated January 2, 1996
              (incorporated herein by reference to Exhibit 10.1 of
              Registrant's Registration Statement on Form S-3 Reg. No.
              333-1055).
      4.2     First Amendment to Loan and Security Agreement and Waiver
              Agreement between C&L Communications, Inc. and Sanwa
              Business Credit Corporation dated June 27, 1996
              (incorporated herein by reference to Exhibit 4.2 of
              Registrant's Form 10-K/A for the year ended March 30, 1996).
      4.3     Loan and Security Agreement by and between Valley
              Communications, Inc. and Sanwa Business Credit Corporation
              dated March 14, 1996 (incorporated herein by reference to
              Exhibit 4.1 of Registrant's Form 10-Q for the period ended
              July 20, 1996).
      4.4     Certain other long-term debt as described in Note 6 of Notes to Consolidated Financial Statements which do not exceed 10%
              of the Registrant's total assets on a consolidated basis.
              The Registrant agrees to furnish to the Commission, upon
              request, copies of any instruments defining the rights of
              holders of any such long-term debt.
      4.5     Second Amendment to Loan and Security Agreement and Waiver
              Agreement between C&L Communications, Inc. and Sanwa
              Business Credit Corporation dated July 10, 1997
              (incorporated herein by reference to Exhibit 4.5 of
              Registrant's Form 10-K for the fiscal year ended March 31,
              1997 filed on September 23, 1977).
      4.6     First Amendment to Loan and Security Agreement by and
              between Valley Communications, Inc. and Sanwa Business
              Credit Corporation dated May 29, 1997 (incorporated herein by reference to Exhibit 4.6 of Registrant's Form 10-K for
              the fiscal year ended March 31, 1997 filed on September 23,
              1977).
      4.7     Form of Subscription Agreement (incorporated herein by
              reference to Exhibit 4.1 of Registrant's Form 8-K filed on
              July 31, 1997).
      4.8     Form of Note (incorporated herein by reference to Exhibit
              4.2 of Registrant's Form 8-K filed on July 31, 1997).
      4.9     Form of Registration Rights Agreement relating to common
              stock issuable upon conversion of 8% Convertible Notes
              (incorporated herein by reference to Exhibit 4.3 of
              Registrant's Form 8-K dated December 22, 1997 filed on
              January 5, 1998).
     4.10     Form of Offshore Warrant Subscription Agreement
              (incorporated herein by reference to Exhibit 4.4 of
              Registrant's Form 8-K filed on July 31, 1997).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     4.11     Waiver of Events of Default for Sanwa Business Credit
              Corporation to C&L Communications, Inc. dated September 1,
              1997 (incorporated herein by reference to Exhibit 4.11 of
              Registrant's Form 10-K for the fiscal year ended March 31,
              1997 filed on September 23, 1977).
     4.12     Second Amendment to Loan and Security Agreement by and
              between Valley Communications, Inc. and Sanwa Business
              Credit Corporation dated September 16, 1997 (incorporated
              herein by reference to Exhibit 4.12 of Registrant's Form
              10-K for the fiscal year ended March 31, 1997 filed on
              September 23, 1977).
     4.13     Stock and Warrant Purchase Agreement dated June 6, 1997 by and between Coyote Network Systems, Inc. and James J.
              Fiedler (incorporated herein by reference to Exhibit 4.13 of
              Registrant's Form 10-K for the fiscal year ended March 31,
              1997 filed on September 23, 1977).
     4.14     Warrant issued to James J. Fiedler dated June 6, 1997 to
              purchase shares of common stock of Coyote Network Systems,
              Inc. (incorporated herein by reference to Exhibit 4.14 of
              Registrant's Form 10-K for the fiscal year ended March 31,
              1997 filed on September 23, 1977).
     4.15     Registration Rights Agreement dated June 6, 1997 by and
              among The Diana Corporation and James J. Fiedler
              (incorporated herein by reference to Exhibit 4.15 of
              Registrant's Form 10-K for the fiscal year ended March 31,
              1997 filed on September 23, 1977).
     4.16     Form of Subscription Agreement for shares of common stock
              (incorporated herein by reference to Exhibit 4.1 of
              Registrant's Form 8-K dated May 27, 1999 filed on June 3,
              1999).
     4.17     Share Purchase Warrant Agreement to purchase 325,000 shares of common stock issued to JNC Opportunity Fund, Ltd.
              (incorporated herein by reference to Exhibit 4.2 of
              Registrant's Form 8-K/A dated May 27, 1999 filed on June 22,
              1999).
     4.18     Cross Receipt and Agreement between Coyote Network Systems,
              Inc. and JNC Opportunity Fund, Ltd. (incorporated herein by reference to Exhibit 4.3 of Registrant's Form 8-K dated May
              27, 1999 filed on June 3, 1999).
     4.19     Registration Rights Agreement dated as of August 31, 1998
              between Coyote Network Systems, Inc. and JNC Opportunity
              Fund Ltd. (incorporated herein by reference to Exhibit B of
              Exhibit 10.03 of Registrant's Form 10-Q for the quarter
              ended September 30, 1998 filed November 16, 1998).
     4.20     Warrant dated August 31, 1998 to purchase 225,000 shares of common stock issued to JNC Opportunity Fund Ltd.
              (incorporated herein by reference to Exhibit D of Exhibit
              10.03 of Registrant's Form 10-Q for the quarter ended
              September 30, 1998 filed November 16, 1998).
     10.1     1986 Nonqualified Stock Option Plan of The Diana Corporation
              as amended (incorporated herein by reference to Exhibit
              10.13 of Registrant's Form 10-K for the year ended April 3,
              1993).
     10.2     1996 Sattel Communications LLC Employees Nonqualified Stock
              Option Plan (incorporated herein by reference to Exhibit
              10.13 of Registrant's Form 10-K for the year ended March 30,
              1996).
     10.3     Operating Agreement of Sattel Communications, LLC
              (incorporated herein by reference to Exhibit 10.17 of
              Registrant's Form 10-K/A for the year ended March 30, 1996).
     10.4     Amendment to the Operating Agreement of Sattel
              Communications LLC (incorporated herein by reference to
              Exhibit 10.18 of Registrant's Form 10-K/A for the year ended
              March 30, 1996).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
     10.5     Second Amendment to the Operating Agreement of Sattel
              Communications LLC (incorporated herein by reference to
              Exhibit 10.19 of Registrant's Form 10-K/A for the year ended
              March 30, 1996).
     10.6     Agreement Regarding Class A Units dated October 2, 1996 by and between Sydney B. Lilly and Sattel Communications LLC
              (incorporated herein by reference to Exhibit 10.2 of
              Registrant's Form 8-K filed March 3, 1997).
     10.7     Amended and Restated Agreement Regarding Award of Class B
              Units dated November 11, 1996 by and between James J.
              Fiedler and CTL Communications LLC (incorporated herein by reference to Exhibit 10.3 of Registrant's Form 8-K filed
              March 3, 1997).
     10.8     Amended and Restated Agreement Regarding Award of Class B
              Units dated November 11, 1996 by and between Daniel W.
              Latham and Sattel Communications LLC (incorporated herein by reference to Exhibit 10.4 of Registrant's Form 8-K filed
              March 3, 1997).
     10.9     Amendment to Stock Option Agreements dated November 20, 1996 by and between Coyote Network Systems, Inc. and Richard Y.
              Fisher (incorporated herein by reference to Exhibit 10.5 of
              Registrant's Form 8-K filed March 3, 1997).
    10.10     Separation Agreement dated November 20, 1996 by and between
              The Diana Corporation and Richard Y. Fisher (incorporated
              herein by reference to Exhibit 10.6 of Registrant's Form 8-K filed March 3, 1997).
    10.11     Amendment to Stock Option Agreements dated November 20, 1996 by and between Coyote Network Systems, Inc. and Sydney B.
              Lilly (incorporated herein by reference to Exhibit 10.7 of
              Registrant's Form 8-K filed March 3, 1997).
    10.12     Separation Agreement dated November 20, 1996 by and between
              The Diana Corporation and Sydney B. Lilly (incorporated
              herein by reference to Exhibit 10.8 of Registrant's Form 8-K filed March 3, 1997).
    10.13     Amendment to Stock Option Agreements dated November 20, 1996 by and between Coyote Network Systems, Inc. and Donald E.
              Runge (incorporated herein by reference to Exhibit 10.9 of
              Registrant's Form 8-K filed March 3, 1997).
    10.14     Separation Agreement dated November 20, 1996 by and between
              The Diana Corporation and Donald E. Runge (incorporated
              herein by reference to Exhibit 10.10 of Registrant's Form
              8-K filed March 3, 1997).
    10.15     Form of Indemnification Agreement dated November 26, 1996 or
              November 27, 1996 between Coyote Network Systems, Inc. and
              (i) Bruce C. Borchardt, (ii) Jack E. Donnelly, (iii) James
              J. Fiedler, (iv) Jay M. Lieberman and (v) R. Scott Miswald
              (incorporated herein by reference to Exhibit 10.12 of
              Registrant's Form 8-K filed March 3, 1997).
    10.16     Loan Agreement and Promissory Note dated November 11, 1996 by and between Coyote Network Systems, Inc. and James J.
              Fiedler (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 8-K filed March 3, 1997).
    10.17     Loan Agreement and Promissory Note dated November 11, 1996 by and between Coyote Network Systems, Inc. and Daniel W.
              Latham (incorporated herein by reference to Exhibit 10.14 of
              Registrant's Form 8-K filed March 3, 1997).
    10.18     Employment Agreement dated September 4, 1997 by and between
              Coyote Network Systems, Inc. and James J. Fiedler.
              (incorporated herein by reference to Exhibit 10.29 of
              Registrant's Form 10-K filed September 23, 1997).
    10.19     Employment Agreement dated September 4, 1997 by and between
              Coyote Network Systems, Inc. and Daniel W. Latham
              (incorporated herein by reference to Exhibit 10.30 of
              Registrant's Form 10-K filed September 23, 1997).

    EXHIBIT
    NUMBER                            DESCRIPTION
    -------                           -----------
    10.20     Stockholder Protection Rights Agreement dated as of
              September 10, 1996 between Coyote Network Systems, Inc. and
              ChaseMellon Shareholder Services, L.L.C. as Rights Agent
              (incorporated herein by reference to Exhibit 1 of
              Registrant's Form 8-A filed September 11, 1996).
    10.21     1998 Non-Employee Director Stock Option Plan dated February
              19, 1998 (incorporated herein by reference to Exhibit 10.34 of Registrant's Form 10-K filed July 14, 1998).
    10.22     Merger Agreement dated November 19, 1997, by and among
              Coyote Network Systems, Inc.; Soncainol, Inc.; and Michael
              N. Sonaco, James G. Olson and William H. Cain (incorporated herein by reference to Exhibit 10.1 of Registrant's Form 8-K filed December 5, 1997).
    10.23     Stock Purchase Agreement dated March 31, 1998, between C&L
              Acquisitions, Inc. and Technology Services Corporation
              (incorporated herein by reference to Exhibit 99.1 of
              Registrant's Form 8-K dated April 16, 1998 filed June 19,
              1998).
    10.24     Employment Agreement effectively dated April 1, 1998, by and between Coyote Network Systems, Inc. and James J. Fiedler
              (incorporated herein by reference to Exhibit 10.1 of
              Registrant's Form 10-Q filed August 14, 1998).
    10.25     Employment Agreement effectively dated April 1, 1998, by and between Coyote Network Systems, Inc. and Daniel W. Latham
              (incorporated herein by reference to Exhibit 10.2 of
              Registrant's Form 10-Q filed August 14, 1998).
    10.26     Non-Compete Agreement between C&L Acquisitions, Inc. and
              Technology Services Corporation, dated March 31, 1998
              (incorporated herein by reference to Exhibit 99.2 of
              Registrant's Form 8-K dated April 16, 1998 filed June 19,
              1998).
    10.27     Convertible Preferred Stock Purchase Agreement between
              Coyote Network Systems, Inc. and JNC Opportunity Fund Ltd.,
              dated August 31, 1998 and Registration Rights Agreement
              dated as of August 31, 1998 between Coyote Network Systems,
              Inc. and JNC Opportunity Fund Ltd. (incorporated herein by reference to Exhibit 10.3 of Registrant's Form 10-Q filed
              November 16, 1998).
    10.28     Amendment to Separation Agreement between the Company and
              Sydney B. Lilly effective September 30, 1998 (incorporated herein by reference to Exhibit 10.41 of Registrant's Form
              10-K for the fiscal year ended March 31, 1999 filed July 14,
              1999).
     16.1     Letter dated November 5, 1997 from Price Waterhouse LLP,
              (incorporated herein by reference to Form 8-K/A (Amendment
              No. 2) filed on November 5, 1997). The disclosures included in Item 9(a) of this Annual Report on Form 10-K/A (Amendment
              No. 2) were derived from Item 4(a) of the Company's October
              15, 1997 Form 8-K/A (Amendment No. 2) as referenced in the letter dated November 5, 1997 from Price Waterhouse LLP.
       21     Subsidiaries of Registrant
     23.1     Consent of Arthur Andersen LLP
     23.2     Consent of PricewaterhouseCoopers LLP
       27     Financial Data Schedule

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              FISCAL YEAR ENDED
                                                               MARCH 31, 1997
                                                              -----------------
Administrative expenses.....................................      $ (3,410)
Interest expense............................................           (52)
Non-operating expense.......................................        (1,386)
Income tax credit...........................................           836
                                                                  --------
Loss from continuing operations.............................        (4,012)
Loss from discontinued operations...........................       (16,498)
                                                                  --------
Loss before extraordinary items.............................       (20,510)
Extraordinary items.........................................          (508)
                                                                  --------
Net loss....................................................      $(21,018)
                                                                  ========
Loss per common share (basic & diluted):
  Continuing operations.....................................      $   (.72)
  Discontinued operations...................................         (2.99)
  Extraordinary items.......................................          (.09)
                                                                  --------
  Net loss per common share.................................      $  (3.80)
                                                                  ========
  Weighted average number of common shares outstanding......         5,535
                                                                  ========


See notes to condensed financial information and notes to consolidated financial statements.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                            STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                              FISCAL YEAR ENDED
                                                               MARCH 31, 1997
                                                              -----------------
Operating activities:
  Loss before extraordinary items...........................      $(20,510)
  Adjustments to reconcile loss to net cash used by
     operating activities:
  Equity in loss of unconsolidated subsidiaries.............        17,558
  Other.....................................................          (595)
  Changes in current assets and liabilities.................         1,231
                                                                  --------
Net cash used by operating activities.......................        (2,316)
                                                                  --------
Investing activities:
  Proceeds from sales of marketable securities..............         1,353
  Changes in investments in and advances to unconsolidated
     subsidiaries...........................................       (15,945)
  Other.....................................................           100
                                                                  --------
Net cash used by investing activities.......................       (14,492)
                                                                  --------
Financing activities:
  Repayments of long-term debt..............................          (141)
  Common stock funding......................................        13,918
  Extraordinary items.......................................          (508)
                                                                  --------
Net cash provided by financing activities...................        13,269
                                                                  --------
Decrease in cash............................................        (3,539)
Cash at the beginning of the year...........................         3,567
                                                                  --------
Cash at the end of the year.................................      $     28
                                                                  ========
Non-cash transactions:
  Purchase of minority interest with common stock...........         1,818


See notes to condensed financial information and notes to consolidated financial statements.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                    NOTES TO CONDENSED FINANCIAL INFORMATION


NOTE 1 -- BASIS OF PRESENTATION


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

ARTHUR ANDERSEN LLP
Los Angeles, California

July 13, 1999

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                                 (IN THOUSANDS)




                                        BALANCE AT                                              BALANCE AT
                                       BEGINNING OF                                               END OF
                                          PERIOD       ACQUISITION    PROVISION    WRITE-OFF      PERIOD
                                       ------------    -----------    ---------    ---------    ----------
Allowance for doubtful accounts:
  Year ended March 31, 1997..........      $ --           $ --          $ --         $ --          $ --
  Year ended March 31, 1998..........      $ --           $ --          $ --         $ --          $ --
  Year ended March 31, 1999..........      $ --           $ --          $377         $ --          $377

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized this 29th day of June, 2000.


                                          COYOTE NETWORK SYSTEMS, INC.


                                          By:    /s/ JAMES R. MCCULLOUGH

                                            ------------------------------------
                                                    James R. McCullough
                                                  Chief Executive Officer

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


                      SIGNATURE                                      TITLE                    DATE
                      ---------                                      -----                    ----

               /s/ JAMES R. MCCULLOUGH                 Chief Executive Officer and        June 29, 2000
-----------------------------------------------------  Director (Principal Executive
                 James R. McCullough                   Officer)

                /s/ DANIEL W. LATHAM                   President, Chief Operating         June 29, 2000
-----------------------------------------------------  Officer and Director
                  Daniel W. Latham

                 /s/ CHERYL JOHNSON                    Controller (Principal Financial    June 29, 2000
-----------------------------------------------------  and Accounting Officer)
                   Cheryl Johnson

                  /s/ JOHN M. EGER                     Director                           June 29, 2000
-----------------------------------------------------
                    John M. Eger

                /s/ J. THOMAS MARKLEY                  Director                           June 29, 2000
-----------------------------------------------------
                  J. Thomas Markley