Form 10-K
period 2000-03-31
COYOTE NETWORK SYSTEMS INC
filed 2000-06-29
CIK 57201

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K
                            ------------------------

     [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED MARCH 31, 2000

     [ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM __________ TO __________ .

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

  1640 SOUTH SEPULVEDA BOULEVARD, SUITE 320,
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     On June 15, 2000, the aggregate market value of the voting stock of the Registrant held by stockholders who were not affiliates of the Registrant was $97,753,000 based on the closing sale price of $6.00 of the Registrant's common stock on The Nasdaq National Stock Market. At June 15, 2000, the Registrant had issued and outstanding an aggregate of 17,430,451 shares of its common stock. For purposes of this Report, the number of shares held by non-affiliates was determined by aggregating the number of shares held by Officers and Directors of Registrant, and by others who, to Registrant's knowledge, own more than 10% of Registrant's common stock, and subtracting those shares from the total number of shares outstanding.

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


     In March 2000, we agreed to acquire Group Long Distance, Inc., or GLDI, a non-facilities-based reseller of long distance services to more than 15,000 small and medium-sized businesses and residential customers. On May 10, 2000, we entered into an Agreement and Plan of Merger, subsequently amended on May 26, 2000, under which we agreed to acquire Primary Knowledge, Inc., a California corporation in the process of changing its name to HomeAccess MicroWeb, Inc. HomeAccess is a developer of local community on-line exchange services that are expected to enable customers to select, order and pay for products and services on-line from local merchants using personal computers or less expensive screen phones. The consummation of the transactions contemplated by the merger agreement are subject to certain contingencies, including approval of our stockholders. Upon consummation of the merger, the Company has agreed to issue 1,384,178 shares of Series C Preferred Stock and between 3,229,747 and 4,556,250 shares of Common Stock (dependent upon the price of the Common Stock on the closing date) to the stockholders of HomeAccess. The shares of Series C Preferred Stock are convertible into between 1,952,679 and 1,384,178 shares of Common Stock, dependent upon the price of the Common Stock on the closing date. For a period of four years after consummation of the merger, the Company has agreed to issue to the shareholders of HomeAccess, collectively, two shares of Common Stock for each new customer acquired by HomeAccess; provided the customer has been preapproved by the Company and has met certain performance criteria. In no event will the maximum number of shares issued under this program exceed 13% of the total number of shares of Common Stock outstanding, on a fully diluted basis, on the closing date. The Company has also agreed to issue a warrant to purchase up to 3,600,000 shares of Common Stock at an exercise price of $20 per share if certain performance criteria are met. Accordingly, the Company's stockholders will have an opportunity to vote on this transaction at a meeting of stockholders to be held after the Annual Meeting. In May 2000, we agreed to acquire two additional telecommunications carriers, Ariana Telecommunications and Poly Link Development Ltd., which provide service in a variety of locations in the Middle East and eastern Asia, respectively. The acquisitions of GLDI, Ariana and Poly Link are subject to certain closing conditions which we expect will be satisfied later this year.


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

  International Long Distance Market

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

  DSS Switch

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

  Target Markets

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

  Research and Development, Manufacturing and Supply

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

  Proprietary Rights

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

     The long distance telecommunication services we offer in the U.S. also are subject to the jurisdiction of state regulatory authorities, commonly known as public utility commissions, or PUCs. Specifically, since we have facilities in California, Georgia, New York and Texas, we are subject to the regulations of the PUCs in those states.

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

     As of March 31, 1999, we had negative working capital of $0.7 million, and as of March 31, 2000, we had positive working capital of $2.5 million. Our current business plan contemplates growth through acquisitions, which would require substantial additional financing. The required additional financing may not be available to us on favorable terms or at all. Without additional financing on acceptable terms, we may have to reduce the scope of our planned expansion of operations. In particular, if we are unable to obtain adequate funds on acceptable terms or at all, we may be unable to:

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

     Since April 1998, we have acquired two business, American Gateway Telecommunications and INET Interactive Network System, Inc., and we have entered into definitive agreements to acquire HomeAccess Microweb, Inc., Ariana Telecommunications and Poly Link Development Ltd. We disposed of our interests in American Gateway in October 1999 and we terminated a pending acquisition of Apollo Telecom, Inc. in April 1999 due to its inability to satisfy all of the closing conditions. In fiscal 2000, we also terminated a pending acquisition of additional interests in Systeam, S.p.A. because of our inability to timely raise the needed capital. We sold all of our interests in Systeam in February 2000.

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

                                    PART II.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Our common stock was listed on The Nasdaq National Market under the symbol CYOE on November 5, 1998. Prior to such date, our common stock was included for quotation on the NASD OTC Bulletin Board under the symbol CYOE. The table below sets forth by quarter, the high and low sales prices of our common stock on The Nasdaq National Market, and the high and low bid prices per share for our common stock obtained from trading reports of The Nasdaq National Market subsequent to November 5, 1998. The sales prices have been adjusted to reflect the 5% stock dividend paid on November 4, 1998. Prices set forth below from prior to our November 5, 1998 listing on The Nasdaq National Market reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

               FISCAL 2000                                  FISCAL 1999
     APRIL 1, 1999 TO MARCH 31, 2000              APRIL 1, 1998 TO MARCH 31, 1999
------------------------------------------   ------------------------------------------
        QUARTER            HIGH      LOW             QUARTER            HIGH      LOW
        -------           -------   ------           -------           -------   ------
First..................   $ 8.750   $4.500   First..................   $ 9.167   $3.720
Second.................     8.500    4.375   Second.................    10.119    4.533
Third..................     7.250    3.594   Third..................    16.500    6.071
Fourth.................   $14.500   $4.875   Fourth.................   $ 9.125   $4.125

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


SALES AND ISSUANCE OF UNREGISTERED SECURITIES

     On January 14, 2000, we issued to our Chief Executive Offer and director, James McCullough, options to purchase 750,000 shares of common stock at an exercise price of $5.00 per share in connection with our employment of Mr. McCullough. The vesting of such options is as follows:

300,000.................  January 14, 2000
100,000.................  Earlier of January 14, 2001 or closing price of common stock is $8 for 20 consecutive trading days.
150,000.................  Earlier of January 14, 2001 or closing price of common stock is $12 for 20 consecutive trading days.
200,000.................  Earlier of January 14, 2001 or closing price of common stock is $16 for 20 consecutive trading days.


     All options vest upon a change in control. These options were granted pursuant to Section 4(2) of the Securities Act of 1933.



     On January 12, 2000, we issued to Sunrise Technology Marketing Corporation warrants to purchase 30,000 shares of common stock at an exercise price of $8.00 per share. The warrants have a five-year term and were exercisable on the date of issue. The warrants were issued in connection with marketing consulting services provided to us and pursuant to the exemption provided by Section 4(2) of the Securities Act.


     On January 26, 2000, we issued to KRJ, LLC 2,000,000 shares of common stock as consideration for consulting services KRJ provided to us. 1,250,000 of the shares are being held in escrow to be released to KRJ in three equal annual installments, except that one-third of the shares will automatically be released from escrow if the closing price of our common stock is equal to or greater than $8, $12 and $16, respectively, per share for 20 consecutive trading days. These shares were issued in a private placement directly to KRJ pursuant to the exemption provided by Section 4(2) of the Securities Act.

     On January 31, 2000, we sold, for $5 million cash, and on February 4, 2000, for $10 million cash, pursuant to Rule 506 under Regulation D of the Securities Act, an aggregate of 3,157,895 shares of our 6% Series B Preferred Stock at $4.75 per share in a private placement with accredited investors. Each share of 6% Convertible Preferred Stock is convertible at any time at the holder's option into one share of common stock, subject to adjustment pursuant to the terms of the Preferred Stock. On February 4, 2000, we issued 75,000 shares of common stock to Sunrise Securities Corp., the placement agent, as a portion of their total commission equal to 7.0% of the gross proceeds of the sale of the Series B Preferred Stock. These shares were issued pursuant to the exemption provided by
Section 4(2) of the Securities Act.



     On February 8, 2000, we granted to J. Thomas Markley, one of our independent directors, and to Stephen W. Portner and Jack E. Donnelly, former directors, options to purchase 50,000 shares of common stock at an exercise price of $5.00 per share. These options were granted under our 2000 Equity Incentive Plan and vested upon grant. These options were granted pursuant to the exemption provided by Section 4(2) of the Securities Act.



     On March 8, 2000, we granted to John M. Eger, one of our independent directors, options to purchase 50,000 shares of common stock at an exercise price of $5.50 per share. These options were granted under our 2000 Equity Incentive Plan and vested upon grant. These options were granted pursuant to the exemption provided by Section 4(2) of the Securities Act.



     On March 6, 2000, we issued to Gallagher Harnett & Lagalante LLP warrants to purchase 10,000 shares of common stock at an exercise price of $8.75 per share. The warrants have a one-year term and were exercisable on the date of issue. The warrants were issued in connection with legal services provided to us and pursuant to the exemption provided by Section 4(2) of the Securities Act.

ITEM 6. SELECTED FINANCIAL DATA

                          COYOTE NETWORK SYSTEMS, INC.

                            SELECTED FINANCIAL DATA
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             AS OF AND FOR THE YEARS ENDED
                                               ---------------------------------------------------------
                                               MARCH 31,   MARCH 31,   MARCH 31,   MARCH 31,   MARCH 30,
                                                 2000        1999        1998        1997        1996
                                               ---------   ---------   ---------   ---------   ---------
Net sales....................................  $ 11,784    $  6,756    $     --    $     --     $    --
                                               ========    ========    ========    ========     =======
Earnings (loss) from:
  Continuing operations(1)(2)(3).............  $(25,298)   $ (9,628)   $(17,278)   $ (4,081)    $(1,912)
  Discontinued operations(4)(5)(6)...........   (23,977)     (5,115)    (16,877)    (16,429)     (1,453)
  Extraordinary items........................        --          --          --        (508)         --
                                               --------    --------    --------    --------     -------
     Net loss(6).............................  $(49,275)   $(14,743)   $(34,155)   $(21,018)    $(3,365)
                                               ========    ========    ========    ========     =======
Earnings (loss) per common share (basic and
  diluted):
  Continuing operations......................  $  (2.95)   $  (1.11)   $  (2.33)   $  (0.74)    $ (0.41)
  Discontinued operations....................     (1.81)      (0.52)      (2.27)      (2.97)      (0.31)
  Extraordinary items........................                    --          --        (.09)         --
                                               --------    --------    --------    --------     -------
  Net earnings (loss) per common share.......  $  (4.76)   $  (1.63)   $  (4.60)   $  (3.80)    $  (.72)
                                               ========    ========    ========    ========     =======
Cash dividends per common share..............  $     --    $     --    $     --    $     --     $    --
Total assets.................................  $ 29,968    $ 34,151    $ 19,860    $ 20,120     $28,591
Debt(7)......................................     6,464      13,983       5,490       1,958       2,099
Working capital (deficit)....................     2,466        (659)      4,509       6,161      13,282
Shareholders' equity.........................     7,558       6,057       8,060      16,834      24,686


---------------

(1) Included in the fiscal 2000 loss are non-cash charges of $12,600,000 in connection with stock compensation for consulting services and of $1,665,000 in connection with public relations services.



(2) Included in the fiscal 1999 loss is a charge of $2,000,000 in connection with provisions for losses on deposits made to two long distance telecom carriers to secure capacity on their networks. These provisions were made due to concerns related to the financial viability of these carriers and doubt regarding the ultimate realization of the deposits.



(3) Included in the fiscal 1998 loss are the following: legal, accounting and other professional fees of $1,300,000; charges of $1,875,000 with respect to non-cash accounting charges associated with the issuance of our common stock upon conversion of notes issued June 1998; a charge of $2,200,000 in connection with failed acquisitions; and a non-cash expense of $8,000,000 relating to the issuance of warrants as part of the settlement of the securities litigation.



(4) Included in the loss from discontinued operations in fiscal 2000 is a provision of $11,000,000 in connection with estimated losses on disposal of the discontinued switching business. The loss from discontinued operations also includes a non-cash charge of $6,673,000 in connection with warrants to third party lessors which provided lease financing to our switching business customers.



(5) Included in the loss from discontinued operations in fiscal 1997 is a provision of $7,550,000 recorded for restructuring costs, severance and the estimated loss on disposal of assets of certain discontinued operations and, in fiscal 1999, is a provision of $900,000 for a reduction in the estimated market value of land and buildings which were part of a discontinued operation.



(6) Included in the loss from discontinued operations in fiscal 1998 is a non-cash expense charge of $5,522,000 for the conversion into our common stock of certain Class A and B units owned by our directors and employees of our switch business segment. See Note 3 of Notes to Consolidated Financial Statements.



(7) Includes current portion of long term debt, capital leases, notes payable and line of credit.

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

RESULTS OF OPERATIONS -- FISCAL YEAR ENDED MARCH 31, 2000 VERSUS MARCH 31, 1999


     Our continuing operations in fiscal 2000 consisted of the business of our two international long distance service subsidiaries that were acquired during fiscal 1999: INET was acquired in September 1998 and AGT was acquired in April 1998 and sold effective September 1999. The following table reflects selected results of operations data for each subsidiary and our total continuing operations in fiscal 2000:


                                                                   FISCAL 2000
                                                    ------------------------------------------
                                                     COYOTE       AGT       INET       TOTAL
                                                    --------    -------    -------    --------
Net sales.........................................  $     --    $   424    $11,360    $ 11,784
Cost of sales.....................................        --        740      8,573       9,313
                                                    --------    -------    -------    --------
Gross profit (loss)...............................        --       (316)     2,787       2,471
Selling, general and administrative expenses......   (25,103)      (686)    (7,104)    (32,893)
                                                    --------    -------    -------    --------
Operating loss....................................  $(25,103)   $(1,002)   $(4,317)   $(30,422)


     Net sales for fiscal 2000 were $11.8 million, compared to $6.8 million in fiscal 1999, an increase of $5.0 million, or 74%. This increase is primarily related to INET sales for the fiscal year 1999 of $4.0 million which represented only six months of operations (INET was acquired on September 30, 1998) compared to fiscal year 2000 sales of $11.4 million. Additionally, INET sales during fiscal year 2000 reflect a growth in its international long distance services to Asia. These increases were partially offset by the decrease in revenues of AGT which were $2.8 million in fiscal 1999, compared to $0.4 million in fiscal year 2000, prior to our sale of AGT in September 1999.



     Cost of sales for fiscal 2000 were $9.3 million, compared to $5.9 million in fiscal 1999, an increase of $3.4 million, or 58%. This increase was primarily related to the increase in sales from fiscal 1999 to fiscal 2000. The increase is, in part, offset by the decrease in cost of sales as a percent of sales between years. During fiscal 1999, cost of sales of INET and AGT combined was 87% of sales compared to 79% for fiscal 2000. This decrease in cost of sales percentage was primarily related to INET sales being a much larger portion of the combined sales. INET cost of goods sold percentages were 71% and 75% in fiscal 1999 and 2000, respectively. Conversely, AGT's cost of sales was 109% and 175% during fiscal 1999 and 2000, respectively.



     Gross profit for fiscal 2000 was $2.5 million, compared to $0.9 million in fiscal 1999, an increase of $1.6 million, or 178%. This increase resulted from the factors described above related to cost of sales. INET gross profit as a percentage of sales was 28% in fiscal year 1999 compared to 25% in fiscal year 2000. The decrease in INET gross profit percentage is primarily due to the smaller margins associated with services provided to Asia, which represented a larger portion of INET's sales during fiscal 2000. In fiscal 2000, gross profit
(loss) for AGT and INET combined as a percent of net sales was (74%) and 25%, respectively.



     Selling, general and administrative expenses for fiscal 2000 were $32.9 million, compared to $9.7 million for fiscal 1999, an increase of $23.2 million, or 239%. This increase is primarily related to the increase in Coyote expenses of $20 million. The majority of this increase related to non-cash transactions, including charges of $12.6 million from stock compensation to consultants and $4.2 million of warrants and options issued to non-employees for past services. Additionally, Coyote expenses included approximately $1.2 million in charges in connection with provisions for losses on investments and $0.8 million related to development efforts for Internet protocol technology. In addition, INET expenses increased from $1.7 million to $7.1 million from fiscal 1999. This increase of $5.4 million relates primarily to six months of operations of INET during fiscal year 1999 compared to twelve months in fiscal 2000. INET expenses also increased relative to the additional efforts to support the increase in sales. In fiscal 1999 these expenses included a charge of $2.0 million in connection with provisions for losses on deposits made by AGT to two long distance telecom carriers to secure capacity on their networks. These provisions were made due to concerns related to the financial viability of these carriers and doubt regarding the ultimate realization of the deposits. We do not anticipate additional similar charges of this magnitude in the future.


     The operating loss for fiscal 1999 was $30.4 million, compared to $8.8 million for fiscal 1999, an increase of $21.6 million, or 245%. The increase is primarily due to the reasons stated above related to increase in gross profit of $1.6 million offset by an increase in selling, general and administrative expenses of $23.2 million.


     Non-operating income for fiscal 2000 was $5.1 million, compared to non-operating expense of $0.8 million for fiscal 1999, an increase in income of $5.9 million. The increase was primarily due to a $6.2 million gain on the sale of AGT effective September 1999, offset by a decrease in interest expense of $0.4 million and the lack of a gain on sale of marketable securities in fiscal 2000 compared to a gain of $0.9 million in fiscal 1999.


     The loss from continuing operations for fiscal 2000 was $25.3 million, compared to $9.6 million in fiscal 1999, an increase of $15.7 million, or 163%, due to the reasons discussed above.



     The loss from discontinued operations in fiscal 2000 was $13.0 million, compared to a fiscal 1999 loss of $4.2 million, an increase of $8.8 million, or 210%. The increase in the loss from fiscal 1999 to fiscal 2000 was primarily due to expenses of the switching business related to $1.7 million of severance costs and $6.7 million of warrants granted in conjunction with financing arrangements with a leasing company. The fiscal 2000 loss consisted of losses from the switching business segment of $12.7 million and $0.3 million from the sale of land and buildings of the Atlanta Provisions Company operation which was discontinued in fiscal 1997. The fiscal 1999 loss consisted of an operating loss of $4.3 million related to the switching business segment and a loss of $0.9 million related to Atlanta Provisions Company.



     Net loss in fiscal 2000 was $49.3 million, compared to $14.7 million in fiscal 1999, an increase of $34.6 million, or 235%. The increase in net loss resulted from the reasons set forth above and an $11.0 million charge in fiscal 2000 for estimated loss on disposal of discontinued operations, compared to a $0.9 million charge in fiscal 1999 for estimated loss on disposal of discontinued operations.


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


                                                                      FISCAL 1999
                                                        ---------------------------------------
                                                        COYOTE       AGT       INET     TOTAL
                                                        -------    -------    ------   --------
Net sales.............................................  $    --    $ 2,779    $3,977   $  6,756
Cost of sales.........................................       --      3,031     2,847      5,878
                                                        -------    -------    ------   --------
Gross profit (loss)...................................       --       (252)    1,130        878
Selling, general and administrative expenses..........    5,139      2,880     1,679      9,698
                                                        -------    -------    ------   --------
Operating loss........................................  $(5,139)   $(3,132)   $ (549)  $ (8,820)


     In fiscal 1999, gross profit (loss) for AGT and INET as a percent of net sales was (9.1)% and 28.4%, respectively.


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


LIQUIDITY AND CAPITAL RESOURCES


     As of March 31, 2000, we had positive working capital of $2.5 million, an increase from negative working capital of $0.7 million at March 31, 1999.



     We used cash from operating activities of $15.7 million during fiscal 2000 compared to using $6.1 million during fiscal 1999. This decline in operating cash flow is primarily due to the increases in the losses incurred in the continuing long distance services business and in the discontinued switch business as well as increases in working capital required to support the discontinued switch business operations. Our receivables were $2.5 million at March 31, 1999, representing approximately four months of net sales due to poor collection follow-up. Through improved procedures and collection efforts, at March 31, 2000, our receivables were $3.6 million, representing less than two months of net sales.



     We used cash for investing activities of $0.3 million during fiscal 2000 compared to using $4.5 million in fiscal 1999. The decrease in cash used for investing activities primarily results from fewer capital expenditures related to discontinued operations, which were $0.2 million in fiscal 2000 and $3.3 million in fiscal 1999. Capital expenditures on equipment purchases decreased from $1.6 million in fiscal 1999 to $1.4 million in fiscal 2000. Equipment purchases primarily consisted of additional switching equipment required to support the expansion of the international long distance services business. There were no investments in affiliates for fiscal 2000 compared to $0.4 million in fiscal 1999. We received cash from the sale of our 9% interest in Systeam, S.p.A. of $1.2 million in February 2000 and $1.9 million from the sale of shares of stock in iCompression, Inc. in July 1999. We had acquired the shares of iCompression, Inc. as collateral for $1.9 million we had advanced to NUKO Information Systems, Inc. in March 1998.



     Financing activities provided net cash of $30.5 million in fiscal 2000, compared to $8.1 million in fiscal 1999. In fiscal 2000, net cash provided by financing activities included $13.9 million of net proceeds from private placements in January and February 2000 of 3,157,895 shares of our 6% Series B Preferred Stock at $4.75 per share, $10.2 million of net proceeds from a private placement in May 1999 of common stock and increases of $7.0 million in notes payable, offset by cash used for redemption of 5% Series A Convertible Preferred Stock of $4.0 million. Net cash provided by financing activities in fiscal 1999 included net cash proceeds of $6.3 million from the issuance of 700 shares of 5% Series A Convertible Preferred Stock and warrants, a portion of which we redeemed for $4.0 million and warrants in fiscal 2000.



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


     In March 2000, four of our switching equipment customers completed third party lease contracts in respect of $14.2 million of switching equipment previously shipped under extended payment terms. In March and April 2000, we received payments of $10.0 million and $1.5 million, respectively. We expect to receive the remaining balance of $2.7 million once the lessees complete their payment obligations to the lessor.



     As of March 31, 1999 and 2000, we had capital lease obligations of $2.6 million and $2.8 million, respectively.


     Our cash and cash equivalents as of March 31, 1999 and 2000 were $1.2 million and $16.3 million, respectively.


     We also have a $2.2 million revolving line of credit secured against certain trade receivables. As of March 31, 2000, $1.7 million had been drawn against the line, which bore interest at the bank's prime rate plus 3% (12% at March 31, 2000). The line of credit expires on June 30, 2000.



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


     We believe that our cash on hand at March 31, 2000 will fund our debt obligations and ongoing operations through the end of fiscal 2001. We believe that we will be able to continue to fund our operations and acquisitions by obtaining additional outside financing; however, we cannot assure you that we will be able to obtain the necessary financing when needed on acceptable terms or at all.

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


                                                                   YEAR ENDING MARCH 31,
                                                              --------------------------------
                                                              2000     2001     2002     2003
                                                              -----    -----    -----    -----
                                                                (U.S. DOLLARS -- THOUSANDS)
Notes payable                                                   814       --       --       --
Interest expense (A)........................................     81       --       --       --
Interest expense (B)........................................     90       --       --       --
Interest expense (C)........................................     73       --       --       --
Line of credit borrowings...................................  1,705    4,000    6,000    6,000
Interest expense (A)........................................    205      480      720      720
Interest expense (B)........................................    222      520      780      780
Interest expense (C)........................................    188      440      660      660



     - The borrowings bear interest at the bank's prime rate plus 1% and 3% for the notes payable and line of credit, respectively.



     - The interest expense shown for line (A) is based upon the actual bank's prime rate at March 31, 2000 of 9%.



     - The interest expense shown for line (B) is based upon a hypothetical increase of one percentage point in the bank's prime rate to 10%.



     - The interest expense shown for line (C) is based upon a hypothetical decrease of one percentage point in the bank's prime rate to 8%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES


Report of Arthur Andersen LLP, Independent Public
  Accountants...............................................   27
Consolidated Balance Sheets.................................   28
Consolidated Statements of Operations.......................   29
Consolidated Statements of Shareholders' Equity.............   30
Consolidated Statements of Cash Flows.......................   31
Notes to Consolidated Financial Statements..................   32

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of

  Coyote Network Systems, Inc.:



     We have audited the accompanying consolidated balance sheets of Coyote Network Systems, Inc. (a Delaware corporation and formerly, The Diana Corporation) and subsidiaries as of March 31, 2000 and 1999, and the related consolidated statements of operations, shareholders' equity and cash flows for the three years ended March 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.


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


     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Coyote Network Systems, Inc. and its subsidiaries as of March 31, 2000 and 1999, and the results of their operations and their cash flows for the three years ended March 31, 2000 in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP
Los Angeles, California

June 29, 2000

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES


                          CONSOLIDATED BALANCE SHEETS
                             (DOLLARS IN THOUSANDS)

                                     ASSETS


                                                              MARCH 31,    MARCH 31,
                                                                2000         1999
                                                              ---------    ---------
Current assets:
  Cash and cash equivalents.................................  $  16,278    $   1,225
  Receivables, net of allowance of $593 and $377 at March
     31, 2000 and 1999, respectively........................      3,628        2,502
  Notes receivable -- current...............................        284        2,367
  Deposits and other current assets.........................      1,558        4,321
  Net current assets of discontinued operations.............         --        5,046
                                                              ---------    ---------
          Total current assets..............................     21,748       15,461
Property and equipment, net.................................      4,668        5,430
Intangible assets, net......................................      2,070        2,303
Net long-term assets of discontinued operations.............         --        7,917
Notes receivable -- non-current.............................        632          871
Investments and other assets................................        850        2,169
                                                              ---------    ---------
                                                              $  29,968    $  34,151
                                                              =========    =========
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Lines of credit...........................................  $   1,705    $   1,133
  Accounts payable..........................................      6,665        8,160
  Other accrued liabilities.................................      5,657        4,101
  Deferred revenue and customer deposits....................        761        1,410
  Current portion of long-term debt and capital lease
     obligations............................................      1,572        1,316
  Notes payable -- current..................................      2,130           --
  Discontinued operations -- reserve for loss on disposal...        792           --
                                                              ---------    ---------
          Total current liabilities.........................     19,282       16,120
Notes payable...............................................         --        8,183
Long-term debt..............................................      1,393        1,534
Capital lease obligations...................................      1,369        1,817
Other liabilities...........................................        366          440
Commitments and contingencies (Note 7)
Shareholders' equity:
  Preferred stock -- authorized 5,000,000 shares,
     Series A $.01 par value, 124 shares and 700 shares
      issued in 2000 and 1999, respectively, liquidation
      preference of $10,000 per share.......................      1,570        7,395
     Series B $1 par value, 3,157,895 issued in 1999,
      liquidation preference of $4.75 per share.............     27,338           --
  Common stock -- $1 par value: authorized 30,000,000
     shares, issued 18,106,593 and 11,167,456 shares, in
     2000 and 1999, respectively............................     18,107       11,167
  Additional paid-in capital................................    132,075      109,254
  Deferred compensation.....................................       (278)          --
  Accumulated deficit.......................................   (165,497)    (116,002)
  Treasury stock at cost....................................     (5,757)      (5,757)
                                                              ---------    ---------
          Total shareholders' equity........................      7,558        6,057
                                                              ---------    ---------
                                                              $  29,968    $  34,151
                                                              =========    =========



                See notes to consolidated financial statements.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                      FISCAL YEAR ENDED
                                                             -----------------------------------
                                                             MARCH 31,    MARCH 31,    MARCH 31,
                                                               2000         1999         1998
                                                             ---------    ---------    ---------
Net sales..................................................  $ 11,784     $  6,756     $     --
Cost of sales..............................................     9,313        5,878           --
                                                             --------     --------     --------
Gross profit...............................................     2,471          878           --
                                                             --------     --------     --------
Selling, general and administrative expenses...............    32,893        9,698        7,058
                                                             --------     --------     --------
Operating loss.............................................   (30,422)      (8,820)      (7,058)
Securities litigation warrant expense......................        --           --       (8,000)
Other non-operating income (expense):
  Interest expense.........................................    (1,473)      (1,893)      (2,334)
  Net gains (losses) on sale of marketable securities......        --          877         (155)
  Gain on sale of Coyote Gateway...........................     6,209           --           --
  Interest and other income................................       388          208          269
                                                             --------     --------     --------
                                                                5,124         (808)      (2,220)
                                                             --------     --------     --------
Loss from continuing operations............................   (25,298)      (9,628)     (17,278)
Loss from discontinued operations..........................   (12,977)      (4,215)     (16,877)
Estimated loss on disposal of discontinued operations......   (11,000)        (900)          --
                                                             --------     --------     --------
Net loss...................................................  $(49,275)    $(14,743)    $(34,155)
                                                             ========     ========     ========

Preferred stock dividends..................................  $(13,808)    $ (1,255)    $     --
Net loss...................................................   (49,275)     (14,743)     (34,155)
                                                             --------     --------     --------
Loss applicable to common shareholders.....................  $(63,083)    $(15,998)    $(34,155)
                                                             ========     ========     ========
Loss per common share (basic and diluted):
  Continuing operations....................................  $  (2.95)    $  (1.11)    $  (2.33)
  Discontinued operations..................................     (1.81)       (0.52)       (2.27)
                                                             --------     --------     --------
  Net loss per common share (basic and diluted)............  $  (4.76)    $  (1.63)    $  (4.60)
                                                             ========     ========     ========
Weighted average number of common shares outstanding (basic
  and diluted).............................................    13,247        9,814        7,423
                                                             ========     ========     ========


                See notes to consolidated financial statements.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)

                                       PREFERRED STOCK
                           ----------------------------------------       COMMON STOCK
                               SERIES A              SERIES B         --------------------   ADDITIONAL
                           -----------------   --------------------                  PAR      PAID-IN     DEFERRED   ACCUMULATED
                           SHARES    AMOUNT      SHARES     AMOUNT      SHARES      VALUE     CAPITAL       COMP       DEFICIT
                           -------   -------   ----------   -------   ----------   -------   ----------   --------   -----------
BALANCE AT MARCH 31,
 1997....................       --   $    --           --   $    --    6,007,175   $ 6,007    $ 80,124     $  --      $ (63,540)
 Net loss................       --        --           --        --           --        --          --        --        (34,155)
 Exercise of stock
   options...............       --        --           --        --      442,956       443       1,812        --             --
 Amendment of A & B units
   convertible to common
   stock.................       --        --           --        --           --        --       5,522        --             --
 Issuance of common
   stock, net............       --        --           --        --    1,880,750     1,881       1,481        --             --
 Common stock issued on
   debt conversion.......       --        --           --        --      821,039       821       2,734        --             --
 Non-cash expense........       --        --           --        --           --        --      10,687        --             --
                           -------   -------   ----------   -------   ----------   -------    --------     -----      ---------
BALANCE AT MARCH 31,
 1998....................       --        --           --        --    9,151,920     9,152     102,360        --        (97,695)
 Net loss................       --        --           --        --           --        --          --        --        (14,743)
 5% stock dividend.......       --        --           --        --      497,623       497       2,859        --         (3,359)
 Exercise of stock
   options...............       --        --           --        --      105,713       106         352        --             --
 B Unit conversions......       --        --           --        --       73,500        73         (73)       --             --
 Common stock issued on
   debt conversion.......       --        --           --        --    1,068,750     1,069       2,337        --             --
 Issuance of common
   stock, net............       --        --           --        --      269,950       270       1,716        --             --
 Issuance of 700
   preference shares,
   net...................      700     6,345           --        --           --        --          --        --             --
 Beneficial conversion
   feature -- preference
   shares................       --     1,050           --        --           --        --      (1,050)       --             --
 Preferred share cash
   dividend..............       --        --           --        --           --        --          --        --           (205)
 Non-cash warrant
   expense...............       --        --           --        --           --        --         753        --             --
                           -------   -------   ----------   -------   ----------   -------    --------     -----      ---------
BALANCE AT MARCH 31,
 1999....................      700     7,395           --        --   11,167,456    11,167     109,254        --       (116,002)
 Net loss................       --        --           --        --           --        --          --        --        (49,275)
 Exercise of stock
   options and
   Warrants..............       --        --           --        --    1,326,922     1,327       4,215        --             --
 A and B Units
   conversions...........       --        --           --        --      810,375       812        (812)       --             --
 Redemption of preferred
   stock.................     (100)      200           --        --           --        --      (4,200)       --             --
 Issuance of common
   stock, net............       --        --           --        --    1,898,148     1,898       8,238        --             --
 Issuance of common stock
   for services..........       --        --           --        --    2,000,000     2,000      10,600        --             --
 Conversion of preferred
   stock.................     (476)   (6,025)          --        --      793,334       793       5,232        --             --
 Issuance of preferred
   stock.................       --        --    3,157,895    13,950       75,000        75         257        --             --
 Beneficial conversion
   feature -- preference
   shares................       --        --           --    13,388           --        --     (13,388)       --             --
 Preferred share
   dividend..............       --        --           --        --           --        --          --        --           (220)
 Non-cash option and
   warrant expense.......       --        --           --        --           --        --      12,502      (446)            --
 Issuance of common stock
   for dividend..........       --        --           --        --       35,358        35         177        --             --
 Compensation expense
   related to stock
   options...............       --        --           --        --           --        --          --       168             --
                           -------   -------   ----------   -------   ----------   -------    --------     -----      ---------
BALANCE AT MARCH 31,
 2000....................      124   $ 1,570    3,157,895   $27,338   18,106,593   $18,107    $132,075     $(278)     $(165,497)
                           =======   =======   ==========   =======   ==========   =======    ========     =====      =========

                           TREASURY
                             STOCK
                           ---------                 TOTAL
                           NUMBER OF             SHAREHOLDERS'
                            SHARES      COST        EQUITY
                           ---------   -------   -------------
BALANCE AT MARCH 31,
 1997....................   708,692    $(5,757)    $ 16,834
 Net loss................        --         --      (34,155)
 Exercise of stock
   options...............        --         --        2,255
 Amendment of A & B units
   convertible to common
   stock.................        --         --        5,522
 Issuance of common
   stock, net............        --         --        3,362
 Common stock issued on
   debt conversion.......        --         --        3,555
 Non-cash expense........        --         --       10,687
                            -------    -------     --------
BALANCE AT MARCH 31,
 1998....................   708,692     (5,757)       8,060
 Net loss................        --         --      (14,743)
 5% stock dividend.......        --         --           (3)
 Exercise of stock
   options...............        --         --          458
 B Unit conversions......        --         --           --
 Common stock issued on
   debt conversion.......        --         --        3,406
 Issuance of common
   stock, net............        --         --        1,986
 Issuance of 700
   preference shares,
   net...................        --         --        6,345
 Beneficial conversion
   feature -- preference
   shares................        --         --           --
 Preferred share cash
   dividend..............        --         --         (205)
 Non-cash warrant
   expense...............        --         --          753
                            -------    -------     --------
BALANCE AT MARCH 31,
 1999....................   708,692     (5,757)       6,057
 Net loss................        --         --      (49,275)
 Exercise of stock
   options and
   Warrants..............        --         --        5,542
 A and B Units
   conversions...........        --         --           --
 Redemption of preferred
   stock.................        --         --        4,000
 Issuance of common
   stock, net............        --         --       10,136
 Issuance of common stock
   for services..........        --         --       12,600
 Conversion of preferred
   stock.................        --         --           --
 Issuance of preferred
   stock.................        --         --       14,282
 Beneficial conversion
   feature -- preference
   shares................        --         --           --
 Preferred share
   dividend..............        --         --         (220)
 Non-cash option and
   warrant expense.......        --         --       12,056
 Issuance of common stock
   for dividend..........        --         --          212
 Compensation expense
   related to stock
   options...............        --         --          168
                            -------    -------     --------
BALANCE AT MARCH 31,
 2000....................   708,692    $(5,757)    $  7,558
                            =======    =======     ========


                See notes to consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)


                                                                      FISCAL YEAR ENDED
                                                              ---------------------------------
                                                              MARCH 31,   MARCH 31,   MARCH 31,
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
OPERATING ACTIVITIES:
  Net Loss..................................................  $(49,275)   $(14,743)   $(34,155)
  Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation and amortization...........................     1,431         982         294
    Loss (gain) on sales of marketable securities...........        --        (877)        155
    Gain on sale of land....................................        --         (20)         --
    Gain on sale of Coyote Gateway..........................    (6,209)         --          --
    Bad debt expense........................................       216         377          --
    Provision for loss on discontinued operations...........    11,000         900          --
    Compensation expense relating to issuance of common
     stock..................................................    12,600          --          --
    Compensation expense relating to stock options and
     warrants...............................................    12,502          98      10,582
    Net change in discontinued operations...................     2,934        (310)      7,040
    (Increase) decrease in:
      Receivables...........................................    (1,731)      4,874       3,879
      Deposits and other assets.............................      (120)      6,071        (735)
    Increase (decrease) in:
      Accounts payable......................................        92       2,472        (640)
      Other liabilities.....................................       887       3,799       5,105
                                                              --------    --------    --------
Net cash used in operating activities.......................   (15,673)     (6,125)     (8,475)
                                                              --------    --------    --------
INVESTING ACTIVITIES:
  Purchases of property and equipment.......................    (1,444)     (1,556)       (254)
  Purchases of marketable securities........................        --          --        (736)
  Proceeds from sale of marketable securities...............        --         893       1,777
  Change in notes receivable................................     1,229       1,050      (2,466)
  Proceeds from sale of land................................        --          67          --
  Cash payment on acquisition...............................        --      (1,333)         --
  Change in investments in affiliates.......................       651        (400)         --
  Net proceeds from the sale of Atlantic Provision and C&L
    assets..................................................        --          --       2,861
  Net change in discontinued operations.....................      (179)     (3,265)     (1,168)
                                                              --------    --------    --------
Net cash (used) provided by investing activities............       257      (4,544)         14
                                                              --------    --------    --------
FINANCING ACTIVITIES:
  Net increase in borrowings on line of credit..............       572       1,133          --
  Increase in notes payable.................................     4,145         262          --
  Repayments of long-term debt and capital leases...........      (208)       (142)       (141)
  Convertible preferred stock issued, net of expenses.......    14,282       6,345          --
  Common stock issued.......................................    15,678         758       5,617
  Redemption of preferred stock.............................    (4,000)         --          --
  Convertible debt issued...................................        --          --       6,870
  Net change in discontinued operations.....................        --          --         275
  Other items...............................................        --        (208)       (495)
                                                              --------    --------    --------
Net cash provided by financing activities...................    30,469       8,148      12,126
                                                              --------    --------    --------
Increase (decrease) in cash and cash equivalents............    15,053      (2,521)      3,665
CASH AND CASH EQUIVALENTS:
  At beginning of year......................................     1,225       3,746          81
                                                              --------    --------    --------
  At end of year............................................  $ 16,278    $  1,225    $  3,746
                                                              ========    ========    ========


                See notes to consolidated financial statements.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

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



COYOTE GATEWAY, LLC dba American Gateway Telecommunications ("American Gateway")



     On April 16, 1998, the Company established Coyote Gateway, LLC, a Colorado limited liability company. The Company owns 80% of American Gateway, and American Gateway Telecom, Inc., a Texas corporation ("AGT") owns 16%. PrinVest Financial Corporation owns the remaining 4%. Its principal activities consist of the wholesaling of long distance services. This entity was disposed of in fiscal 2000. (See Note 4)


INET INTERACTIVE NETWORK SYSTEM, INC. ("INET")

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

     In May 2000, the Company made the strategic decision and adopted a formal plan to discontinue the following entities (see Note 2):


COYOTE TECHNOLOGIES, LLC, formerly Sattel Communications, LLC ("CTL")



     Since fiscal 1997, Coyote has owned 100% of Coyote Technologies, Inc. (fka, Sattel Communications Corp. ("SCC")) (see Note 3). CTI, through its subsidiary CTL, is a provider of telecommunication switches and IP gateways. CTI has an ownership interest in CTL, a limited liability company, of approximately 97% and certain additional preferential rights (see Note 3). Its activities consist primarily of development, production and sale of scalable telecommunications switches and Internet protocol based gateway systems to telecommunications service providers.



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

                                 MARCH 31, 2000

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



  Business Risk and Non Cash Charges



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



     After the discontinuance and restructuring, Company's operations are similar to those of an early-stage enterprise and are subject to all the risks associated therewith. These risks include, among others, uncertainty of markets, ability to develop, produce and sell profitably its products and services and the ability to finance operations. Management believes that it has made significant progress on its business plan in fiscal 2000 and to date in fiscal 2001. Significant actions in this progress include operations of INET and raising additional equity (see Note 8). However, the Company remains constrained in its ability to access outside sources of capital until such time as the Company is able to demonstrate higher levels of sales and more favorable operating results. Management believes that it will be able to continue to make progress on its business plan and mitigate the risks associated with its business, industry and current lack of working capital.



     To obtain financing and other assistance the Company has given various equity incentives to lenders, third-party lessors, consultants and others. Also in connection with the discontinuance of the switch business the Company recorded several charges to earnings. As a result the Company has incurred significant amounts of non-cash charges.



     Some of the more significant non-cash charges in fiscal 2000 are summarized as follows (see also Note 13):



Reserve for loss on disposition of discontinued segment
  (Note 2)..................................................  $11,000,000
Stock compensation to consultants (Note 8)..................   12,600,000
Warrants given to --
  Leasing company (Note 8)..................................    6,673,000
  Public relations firm.....................................    1,665,000
  Others....................................................    3,718,000
                                                              -----------
                                                              $35,656,000
                                                              ===========


  Financial Instruments

     The carrying values of cash and cash equivalents, marketable securities, receivables, accounts payable and borrowings at March 31, 2000, and March 31, 1999, approximate fair value.

  Marketable Securities


     Realized gains and losses related to marketable securities are included in non-operating income (expense). For purposes of determining the gain or loss on a sale, the cost of securities sold is determined using the average cost of all shares of each such security held at the dates of sale.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000


     Gains on sales of securities totaled $877,000 and $242,000 in fiscal 1999 and 1998, respectively; and losses totaled $397,000 in fiscal 1998.


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

     Property and equipment consist of the following (in thousands):


                                                          MARCH 31, 2000    MARCH 31, 1999
                                                          --------------    --------------
Fixtures and equipment..................................     $ 6,613            $6,421
Less accumulated depreciation...........................      (1,945)             (991)
                                                             -------            ------
                                                             $ 4,668            $5,430
                                                             =======            ======


  Intangible Assets

     Intangible assets, net of amortization, consist of the following (in thousands):


                                                          MARCH 31, 2000    MARCH 31, 1999
                                                          --------------    --------------
Goodwill................................................      $1,810             2,167
Other...................................................         260               136
                                                              ------            ------
                                                              $2,070            $2,303
                                                              ======            ======


     The Company amortizes the goodwill created through the acquisition of INET in October 1998 over a five-year period on a straight-line basis. Accumulated amortization was $0.7 million at March 31, 2000.

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

                                 MARCH 31, 2000

  Revenue Recognition

LONG DISTANCE SERVICES

     Revenue related to long-distance services is recognized at the time of usage.

SWITCH SALES (DISCONTINUED)


     As described in Note 2, the Company decided to discontinue its switch business in May 2000. All revenue and expenses related to the switch business are summarized in the line item "loss on discontinued operations" in the accompanying financial statements. Revenue from switching equipment sales based on a firm agreement and a fixed price, were recognized upon shipment to a credit-worthy customer. The Company also sells maintenance and other services to its customers. Revenue related to these services is recognized on a straight-line basis over the life of the contract.



     Since 1998, the Company has also been involved in transactions in which the end user of the switch equipment does not have established credit and will obtain a third party leasing company to purchase the equipment or assume the end users' payment obligation.



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



          c) Shipments where a portion of the revenue is dependent upon some future event. These consist primarily of transactions involving third party leasing companies. Under these agreements, a portion of the sales price is contingent on the lessees completing their payment obligations to the lessor. Amounts related to this contingency ($7.0 million and $4.2 million at March 31, 2000 and 1999 respectively) are not recognized as revenue. Also on certain transactions a portion of the payments are contingent on installation. At March 31, 2000, and 1999, the Company had approximately $1.5 million and $3.1, respectively, subject to this contingency and therefore not recognized as revenue.



  Credit and Other Concentrations



     For the year ended March 31, 2000 and 1999, third party lessors were involved in substantially all of the sales of our discontinued switching business (see Note 2). For the year ended March 31, 1998, a third party lessor was involved in approximately 40% of the revenue for the switch segment and revenue from Apollo Inc. accounted for approximately 19% of the revenue of the switch segment. The Company performs periodic credit evaluations of its customers' financial condition and generally does not require collateral other than, in certain instances, a perfected security interest in the related equipment. In addition, approximately 11% of inventory purchased during fiscal 1998 was supplied by Sattel Technologies, Inc. (STI).

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

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

  Loss Per Common Share


     The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share. Because of the net losses in fiscal 2000, 1999 and 1998, the effect of options and warrants are antidilutive and therefore are excluded from the calculations of diluted loss per common share.



     The beneficial conversion feature $1,050,000 in 1999 and $13,388,000 in 2000 discussed in Note 8 has been accounted for as a dividend in computing loss per common share. In computing net loss per share applicable to common shareholders for the years ended March 31, 1999 and 2000, all dividends on preferred stock have been added to the net loss to arrive at the net loss applicable to common shares.



     At March 31, 2000, 1999 and 1998 the following convertible securities, outstanding options and warrants to purchase common stock were not included in the computation of diluted loss per common share as the effect would be antidilutive due to the net loss.



                                                     2000          1999         1998
                                                  -----------    ---------    ---------
Options.........................................    4,956,967    1,315,118      503,974
Warrants and units..............................    5,010,135    4,109,571    3,345,373
Warrants to be issued related to securities
  litigation settlement.........................    2,225,000    2,225,000           --
Convertible debt................................           --           --      920,000
Convertible preferred stock.....................    3,364,561    1,500,000           --
                                                  -----------    ---------    ---------
                                                   15,556,663    9,149,689    4,769,347
                                                  ===========    =========    =========


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 2 -- DISCONTINUED OPERATIONS

  Discontinuance of Switch Business


     In May 2000, the Board of Directors of the Company approved a restructuring plan that provides for the discontinuance and sale of the DSS Switch segment of the business. As a result, the Company has reported the operations of the DSS Switch business for 2000, 1999 and 1998 separately as discontinued operations in the accompanying consolidated statement of operations. Also the assets and liabilities of this segment are presented separately and summarized in the accompanying 2000 and 1999 consolidated balance sheets as follows (in thousands):



                                                               2000      1999
                                                              ------    ------
Current assets:
  Accounts receivable, net of reserves......................  $1,642    $3,390
  Inventory.................................................   3,716     2,130
  Accrued liabilities.......................................  (2,189)     (474)
                                                              ------    ------
                                                               3,169     5,046
  Less -- reserve for loss on disposition...................  (3,169)       --
                                                              ------    ------
Net current assets of discontinued operations...............  $   --    $5,046
                                                              ======    ======
Non-current assets:
  Property and equipment, net...............................  $2,118    $2,763
  Capitalized software development and intellectual
     rights.................................................   4,921     4,920
                                                              ------    ------
                                                               7,039     7,683
  Less -- reserve for loss on disposition...................  (7,039)       --
                                                              ------    ------
Net long-term assets of discontinued operations.............  $   --    $7,683
                                                              ======    ======


     Operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date are included in the estimated loss on disposal and recorded as a charge in the consolidated financial statements in fiscal 2000. The estimated loss on disposal consists of the following:

Estimated operating losses for the disposal period..........  $ 2,850,000
Estimated fees and other costs..............................      400,000
Estimated loss on disposal..................................    7,750,000
                                                              -----------
                                                              $11,000,000
                                                              ===========

     The estimated loss on disposal has been classified as follows:


Reserve against net current assets of discontinued
  operations................................................  $ 3,169,000
Reserve against net long term assets of discontinued
  operations................................................    7,039,000
Included in current liabilities.............................      792,000
                                                              -----------
                                                              $11,000,000
                                                              ===========



     The Company expects to dispose of the segment near the end of the second quarter of fiscal 2001.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

     The operating results relating to the above discontinued segment are as follows:


                                                FISCAL YEAR ENDING MARCH 31
                                              -------------------------------
                                                2000       1999        1998
                                              --------    -------    --------
                                                  (DOLLARS IN THOUSANDS)
Net sales...................................  $ 10,107    $28,607    $  5,264
                                              ========    =======    ========
Loss from discontinued operations...........  $(12,663)   $(4,215)   $(16,877)
                                              ========    =======    ========



     We have reflected certain reclassifications in the fiscal 1999 net sales amount shown above to reflect $7.3 million of deferred revenue (related to contingencies discussed in revenue recognition in Note 1), as reductions of sales rather than additions to cost of sales as previously presented. These reclassifications did not affect net income. Warrants given as incentives to third party leasing companies are presented as reductions of revenues. In the fourth quarter of fiscal 2000 the value of the warrants given were $6,673,000 (see Note 8).


  1996 - 1997 Restructuring

     In November 1996 (and revised in February 1997), the Board of Directors of Coyote Network Systems, Inc. (the "Company") approved a restructuring plan (the "Restructuring") to separate its telecom switching equipment business (the "CTL Business") from the following businesses:

                          SEGMENT                              COMPANY
                          -------                              -------
Telecommunications equipment distribution...................  C&L
Wire installation and service...............................  Valley
Wholesale distribution of meat and seafood..................  Entree/APC

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


     The components of net long-term assets of discontinued operations include certain items from the discontinued meat and seafood segment as follows (in thousands):


                                                               1999
                                                              -------
Property and equipment, net.................................    2,572
Long term debt..............................................     (688)
                                                              -------
Net non-current assets of discontinued operations...........  $ 1,884
  Reserve for loss on disposal..............................   (1,650)
                                                              -------
  Net assets of discontinued operations.....................  $   234
                                                              =======

     Based upon an estimate of the market value of certain real estate (the only remaining asset of the discontinued APC operation), the Company took an additional charge of $900,000 in the second quarter of fiscal 1999. This charge is included in the loss from discontinued operations in the condensed consolidated statement of operations for the fiscal year ended March 31, 1999.

     Prior to the sale of the real estate in fiscal 2000, additional expenses of $314,000 were incurred related to property taxes. These costs are included in the loss from discontinued operations in the condensed consolidated statement of operations for the fiscal year ended March 31, 2000.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 3 -- CAPITAL STRUCTURE OF CTL


     On May 3, 1996, the Company and STI entered into a Supplemental Agreement by which the Company acquired an additional 15% ownership interest in SCC. The acquisition occurred as part of a transaction in which the Company contributed an additional $10 million in cash to SCC. In lieu of contributing its proportionate share of the additional funding to SCC, and in exchange for a release from its obligation related to certain product development efforts, STI agreed to convey to the Company 15% of SCC, together with 50,000 shares of the Coyote Shares it had acquired pursuant to the Exchange Agreement. This transaction resulted in a net reduction of approximately $1,825,000 of intangible assets recorded at March 30, 1996. On October 14, 1996, the Company acquired from STI its remaining 5% ownership interest in SCC for 15,000 shares of the Company's common stock. At this time SCC became a wholly-owned subsidiary of the Company.


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

all, of such holder's Class A Units at a price equal to the agreed-upon or appraised fair market value at any time after April 1, 1999.

     The Conversion Rights discussed above provided the Class B Unit holders with an approximately comparable ownership interest in the Company as they have in CTL.


     In September 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of Coyote and CTL at June 30, 1997, to provide for the elimination of the minimum pre-tax profits measure requirement discussed above and the conversion into Company common stock at the option of the holder. Consequently, there is a compensation charge of $4,016,000 recorded in the second quarter of fiscal 1998. This charge is based on the value at September 4, 1997 of 630,000 shares of Company common stock at $6.375 per share that will be issuable to Class B Unit Holders. Assuming that Class A Units, other than those held by SCC, are convertible on the same basis as a result of the Board of Directors' authorization discussed above, an additional charge of $1,506,000 was also recorded in the second quarter of fiscal 1998 based on 236,250 shares of Company common stock and a per share price of $6.375.


     In fiscal 1999 and fiscal 2000, certain Class B Unit holders converted a total of 138 and 1,062 Units, respectively, into shares of Company common stock in accordance with the amended terms for conversion. Certain former employees of CTL continue to collectively own 307 Class B Units, representing all of the Class B Units currently outstanding. In fiscal 2000, Mr. Chandler and Mr. Lilly converted their holdings of 350 and 100 Class A Units, respectively, into shares of the Company's common stock in accordance with the terms of conversion available to the Class A Unit holders.

NOTE 4 -- ACQUISITIONS AND DISPOSITION OF ASSETS

  NUKO


     In December 1997, the Company entered into a letter of intent regarding a merger with NUKO Information Systems, Inc. ("NUKO"). NUKO is a manufacturer of compression and transmission technology for a variety of video applications. The Company subsequently was unable to reach agreement with NUKO on the transaction and withdrew its offer in March 1998. During negotiations, and in accordance with the terms of the letter of intent, the Company advanced funds to support NUKO's ongoing activity. Including the interest, the total funding advanced to NUKO and owed to the Company of $1.9 million was secured by a pledge to the Company of shares of stock owned by NUKO in iCompression, Inc. (fka, Internext Compression, Inc.). At the time this security was accepted by the Company, the iCompression stock had no published market value nor was there any reliable financial information available. In April 1998, NUKO filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In May 1999, the Company received an offer to purchase the collateral for a total price of $1.9 million. The Company accepted this offer and in July 1999 received $1.9 million which provided full recovery of the principal and interest owed on the loans.


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

The Company was unable to complete and consummate the acquisition of a controlling interest in Systeam and in February 2000 sold all of its interests in Systeam in return for a cash payment of $1.2 million.

  Coyote Gateway


     Effective September 30, 1999, pursuant to a Purchase Agreement, dated October 27, 1999, among the Company, American Gateway Telecommunications, Inc. ("AGTI"), Coyote Gateway, LLC d/b/a American Gateway Telecommunications, ("AGT"), Prinvest Corp. ("PVC"), Prinvest Financial Corp. ("PFC"; together with PVC, "Prinvest") and Arnold A. Salinas ("Salinas"), the Company sold its approximately 80% membership interest in AGT to AGT's remaining member, AGTI, which previously held an approximately 20% membership interest in AGT (the "Sale").



     In consideration for the Sale, the Company will receive, for 18 months from October 1, 1999, a monthly margin participation payment from AGT equal to $0.0025 per minute of telecommunications traffic switched or routed by AGT through AGT's telecommunications network, which the Company estimates will be less than $50,000 and will record any such revenue upon receipt. The Company did not receive any immediate cash payments as a result of the Sale.



     In addition, for the 18 months from October 1, 1999, the Company shall be the exclusive supplier of telecommunications switches to AGT; AGT shall receive a fifty percent discount on all Company-manufactured switches it purchases from the Company during this time period. As of June 29, 2000, the Company has not received any switch purchase orders from AGT and does not anticipate any. Coyote Communications Services, LLC, an affiliate of the Company which is included in the discontinued operations, shall continue to provide maintenance and technical support services to AGT on a month-to-month renewable basis, pursuant to the parties' existing maintenance and servicing agreement.


     For the fiscal year ended March 31, 2000, sales, operating losses, depreciation and capital expenditures of $425,000, $1,602,000, $59,000 and $346,000, respectively, of Coyote Gateway are included in the Company's long distance services business.


     The acquirer of the AGT business was PrinVest (see Note 12). During fiscal 2000 and 1999, PrinVest provided financing to AGT in connection with deposits required to be made by AGT to other long distance telecommunications carriers. The Company had pledged 708,692 shares of common stock as collateral on its guaranty of AGT's notes. In connection with the sale PrinVest assumed the notes, terminated the Company's guaranty and pledge of shares and returned the stock certificates representing the shares. At September 30, 1999, AGT had a negative net worth of $6.2 million; thus a gain of $6.2 million was recorded in connection with the sale.


  INET

     On September 30, 1998, the Company completed the acquisition of INET Interactive Network System, Inc. ("INET") through the merger of INET into a wholly owned subsidiary of the Company. Under the terms of the merger agreement, the Company made total cash payments of $1.0 million and issued a total of 198,300 shares of the Company's common stock as consideration for the outstanding shares of INET capital stock, the cancellation of certain warrants to purchase shares of INET common stock, the transfer of certain lines of credit and certain contractual releases. The Company also agreed to forgive and extinguish all loans and advances in the amount of $433,000 which had been made to INET prior to the merger, of which $333,000 was advanced in fiscal 1999. As further consideration, the Company will issue earnout shares of the Company's common stock to the former INET shareholders in five installments based upon certain earning targets for the period from October 1, 1998 to March 31, 2001. As of March 31, 2000, the maximum amount payable under the earnout agreement is $350,000 payable in Company common stock to be valued at certain

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

average trading prices at the time any earnout is payable. Since the earnings targets have not yet been achieved and management considers the likelihood to be remote, no earnout stock has been provided as of March 31, 2000. In connection with the acquisition of INET, the Company recorded goodwill of $2.6 million. (See Note 1 -- Intangible Assets).

  Crescent

     In September 1998, the Company acquired a 19.9% equity position in Crescent Communications, Inc. ("Crescent"). Crescent is an early stage entity formed to provide primarily wholesale telecommunication services to select international markets. The Company acquired this minority interest for the sum of $1.3 million represented by a cash payment of $0.4 million to Crescent and $0.9 million in the form of a discount granted on switching equipment sold to Crescent (through a third-party lessor) in September 1998, this investment is accounted for using the cost method. As of March 31, 2000, Crescent was not yet running telecommunications traffic through its switching equipment and the Company recorded a realization reserve on the total value of this investment of $1.3 million.


  Group Long Distance



     In March 2000, the Company signed a letter of intent to acquire Group Long Distance, Inc., a non-facilities based reseller of long distance services to more than 15,000 small and medium-sized businesses and residential customers. The consideration will be the issuance of 700,000 shares of common stock and contingent consideration of up to 210,000 shares based on certain performance criteria.


NOTE 5 -- DEPOSITS AND OTHER CURRENT ASSETS


     At March 31, 2000 and 1999, the Company had deposits with long distance carriers of $37,500 and $5.2 million, respectively. In 1999 the Company recorded a reserve of $2.0 million related to various deposits made with long distance carriers. The financial viability of some of the carriers raised concern regarding the ultimate realization of the deposits. This provision is included in selling, general and administrative expenses in the accompanying financial statements.


NOTE 6 -- DEBT

     Debt consists of the following (in thousands):


                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              --------------    --------------
Subordinated debentures due January 2002 and capitalized
  interest..................................................     $ 1,534           $ 1,675
Notes payable on demand bearing interest at 17.5%...........       1,225                --
Note payable bearing interest at 10% payable in monthly
  installments through August 2000..........................         814               436
Capital lease obligations...................................       2,891             2,556
                                                                 -------           -------
                                                                   6,464             4,667
Less current portion........................................      (3,702)           (1,316)
                                                                 -------           -------
                                                                 $ 2,762           $ 3,351
                                                                 =======           =======


     The subordinated debentures consist of principal of $1,254,000 and capitalized interest of $280,000 at 11.25%. These debentures, which were issued in January 1992, are unsecured. The payment of cash dividends by the Company is restricted by the subordinated debentures which provide that the consolidated tangible net worth of the Company cannot be reduced to less than an amount equal to the aggregate principal amount of the subordinated debentures, or $1,254,000.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

     The demand loan of $1,225,000 together with accrued interest was fully repaid in April 2000. Approximate annual amounts payable by the Company on debt and capital leases are as follows (in thousands):


                                                              DEBT      CAPITAL LEASES     TOTAL
                                                              ----      --------------    -------
  2001.....................................................  $ 2,271       $ 1,668        $ 3,939
  2002.....................................................    1,393           725          2,118
  2003.....................................................       --           687            687
  2004.....................................................       --           140            140
  2005.....................................................       --             2              2
                                                             -------       -------        -------
                                                               3,664         3,222          6,886
Less amount representing interest..........................      (91)         (331)          (422)
                                                             -------       -------        -------
                                                               3,573         2,891          6,464
Less current portion.......................................   (2,180)       (1,522)        (3,702)
                                                             -------       -------        -------
                                                             $ 1,393       $ 1,369        $ 2,762
                                                             =======       =======        =======


     The Company also has a $2.2 million revolving line of credit secured against certain trade receivables, bearing interest at the bank's prime rate (9% at March 31, 2000) plus 3%. As of March 31, 2000, $1.7 million has been drawn against this line of credit representing the maximum available at that time. This line of credit expires on June 30, 2000.

NOTE 7 -- COMMITMENTS AND CONTINGENCIES

     The Company leases its facilities and various equipment under non-cancelable lease arrangements for varying periods. Leases that expire generally are expected to be renewed or replaced by other leases. Total rental expense under operating leases in fiscal 2000, 1999 and 1998 was $1,247,000, $931,000 and $310,000, respectively.


     Future minimum payments, net of sublease revenue, under non-cancelable operating leases with initial terms of one year or more for fiscal years subsequent to March 31, 2000 are as follows (in thousands):



                                                              TOTAL
                                                              ------
2001........................................................  $  865
2002........................................................     745
2003........................................................     759
2004........................................................     674
2005........................................................     252
                                                              ------
                                                              $3,295
                                                              ======


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

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

     Since the publication of the articles, The Nasdaq National Market and the Securities and Exchange Commission have asked the Company to provide documents and other material about the Crescent Communications transaction and other transactions. The Company cooperated with both The Nasdaq National Market and the Commission in connection with these requests. In November 1999, the Commission advised the Company that it had dropped its investigation regarding this matter. The Company does not know the status of the Nasdaq inquiry and Nasdaq has not contacted the Company regarding the matter since May 1999. Investigations by The Nasdaq National Market may cause disruption in the trading of the common stock and/or divert the attention of management. In addition, an adverse determination in any such investigation could have a material adverse effect on the Company. The Nasdaq National Market could impose a variety of sanctions, including fines, consent decrees and possibly de-listing.


  Employment Agreements



     The Company has entered into various employment agreements with certain officers and directors. The agreements generally provide for minimum annual salaries, deferred compensation (based on pre-tax income during employment term), the grant of stock options and severance payments in the event of termination without cause.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

NOTE 8 -- SHAREHOLDERS' EQUITY

  Options and Warrants

     On December 11, 1986, the Board of Directors adopted the Company's 1986 Non-Qualified Stock Option (the "1986 Plan"). The 1986 Plan, as amended, provides for the grant of options to purchase up to 832,963 shares of Common Stock to executive officers, key officers, employees, directors and consultants of the Company and it subsidiaries. In February 1998, the Board of Directors adopted the Company's Non-Employee Director Stock Option Plan (the "Director Plan"). The Director Plan provides for the grant of options to purchase up to 157,500 shares of Common Stock to non-employee directors of the Company. In March 1996, the Board of Directors adopted the Employees Non-Qualified Stock Option Plan of CTL (the "CTL Plan"). The CTL Plan provides for the grant of options to purchase up to 2,100,000 shares of Common Stock to executive officers, key employees, directors, consultants and advisors of the Company, its affiliates and subsidiaries. On March 8, 2000, the Board of Directors of the Company adopted, subject to the approval of the stockholders, the Company's 2000 Equity Incentive Plan (the "Equity Plan"). The Equity Plan provides for the grant of options to purchase up to 4,000,000 shares of Common Stock to directors, officers, key employees and consultants of the Company and its subsidiaries.


     At March 31, 2000, options for 3,088,500 shares were available for grant under these plans. These plans are administered by the Company's Board of Directors, which is authorized, among other things, to determine which persons receive options under each plan, the number of shares for which an option may be granted, and the exercise price and expiration date for each option. The term of options granted shall not exceed 11 years from the date of grant of the option or from the date of any extension of the option term. The following table summarizes the transactions for options and warrants issued for the last three fiscal years:



                                                            OPTION PRICE                WARRANT PRICE
                                               OPTIONS       PER SHARE      WARRANTS      PER SHARE
                                              ----------   --------------   ---------   -------------
OUTSTANDING AT MARCH 31, 1997...............     838,360   $1.86 - 27.00           --   $         --
  Revalued - cancelled......................     (81,838)  19.05 - 27.00           --             --
  Revalued - granted........................      81,838        3.00               --             --
  Granted...................................     284,250    3.00 -  7.72    2,329,198    2.14 - 6.86
  Exercised.................................    (442,956)   1.95 -  5.55           --             --
  Cancelled.................................    (175,680)   5.53 - 27.00           --             --
                                              ----------                    ---------
OUTSTANDING AT MARCH 31, 1998...............     503,974   $1.86 - 19.05    2,329,198   $2.14 - 6.86
  5% stock dividend.........................      62,238         -            149,045             --
  Granted...................................   1,060,244    3.42 - 16.00      651,667    2.86 - 8.33
  Exercised.................................    (105,713)   2.86 -  9.00           --             --
  Cancelled.................................    (205,625)   2.86 - 19.05           --             --
                                              ----------                    ---------
OUTSTANDING AT MARCH 31, 1999...............   1,315,118   $1.86 - 16.00    3,129,910   $2.14 - 6.86
  Granted...................................   5,453,809    4.00 - 11.50    2,016,800    4.50 - 8.75
  Exercised.................................  (1,190,347)   2.86 -  7.88     (136,575)
  Cancelled.................................    (621,613)   2.86 - 15.94           --
                                              ----------                    ---------
OUTSTANDING AT MARCH 31, 2000...............   4,956,967   $1.86 - 16.00    5,010,135   $2.14 - 8.75
                                              ==========                    =========
EXERCISABLE AT MARCH 31, 2000...............   2,828,481                    5,010,135
                                              ==========                    =========

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                            WEIGHTED
                               WEIGHTED      AVERAGE                    WEIGHTED
                               AVERAGE      REMAINING                   AVERAGE
 OPTION PRICE    OUTSTANDING   EXERCISE    CONTRACTUAL    EXERCISABLE   EXERCISE
  PER SHARE        OPTIONS      PRICE     LIFE (YEARS)      OPTIONS      PRICE
--------------   -----------   --------   -------------   -----------   --------
$1.86                25,526     $1.86         0.75            25,526     $1.86
  2.86 -  4.00      721,199      3.62         4.18           565,216      3.59
  4.02 -  4.50      500,100      4.47         4.01           291,850      4.45
  4.88 -  5.00    1,668,000      5.00         7.57         1,206,000      5.00
  5.12 -  5.50      487,000      5.44         4.81           203,500      5.41
  5.60 -  6.44      574,339      6.18         3.09           299,318      6.21
  6.49 -  8.56      703,431      8.08         4.47           225,057      8.07
  8.59 -  9.44      226,000      8.98         4.76            11,000      8.61
 11.50 - 16.00       51,372     11.59         4.94             1,014     14.26
                  ---------     -----         ----         ---------     -----
                  4,956,967     $5.60         5.28         2,828,481     $5.07
                  =========                                =========


                                          WEIGHTED
                                           AVERAGE
                              WEIGHTED    REMAINING                  WEIGHTED
                              AVERAGE    CONTRACTUAL                 AVERAGE
WARRANT PRICE   OUTSTANDING   EXERCISE      LIFE       EXERCISABLE   EXERCISE
  PER SHARE      WARRANTS      PRICE       (YEARS)      WARRANTS      PRICE
-------------   -----------   --------   -----------   -----------   --------
$2.44              340,200     $2.20        2.14          340,200     $2.14
 2.86            1,973,213      2.31        2.86        1,973,213      2.86
 3.81 - 4.50       166,740      2.95        4.17          166,740      4.17
 5.00              620,000      3.17        5.00          620,000      5.00
 5.56               30,000      2.20        5.56           30,000      5.56
 6.00              501,700      1.95        6.00          501,700      6.00
 6.43 - 7.00       519,931      4.10        6.91          119,931      6.61
 7.35 - 8.02       591,976      3.26        7.70          591,976      7.70
 8.03 - 8.33       256,375      3.39        8.14          256,375      8.14
 8.75               10,000      0.93        8.75           10,000      8.75
                 ---------     -----        ----        ---------     -----
                 5,010,135     $2.74        4.72        4,610,135     $4.53
                 =========     =====                    =========     =====


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

     The following pro forma net loss and net loss per common share information assumes that compensation cost was recognized for the vested portion of the awards granted in those years, based on the estimated fair value at the grant date consistent with the provisions of SFAS No. 123 (in thousand, except per share amounts):


                                                               2000        1999        1998
                                                             --------    --------    --------
Loss applicable to common shareholders -- as reported......  $(63,083)   $(15,998)   $(34,155)
                                           -- pro forma....   (66,104)    (16,716)    (34,439)
Loss per common share -- as reported.......................     (4.76)      (1.63)      (4.60)
                    -- pro forma...........................     (4.99)      (1.70)      (4.64)

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

     The fair value of each grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in fiscal 2000, 1999, and 1998:

                                                2000               1999              1998
                                           ---------------    ---------------    ------------
Expected stock price volatility..........  91% - 115%          90% - 114.3%        130.90%
Risk free interest rate..................  5.65% - 6.25%       5.95% - 6.25%     5.95% - 6.25%
Expected life............................  5 - 10 years         2 - 5 years        5 years

     The weighted average exercise prices per share for options outstanding and exercisable at March 31, 2000 are $5.60 and $5.07, respectively. The weighted average exercise prices per share for options outstanding and exercisable at March 31, 1999, are $4.82 and $3.41, respectively. The weighted average fair value of options granted during fiscal 1998, 1999 and 2000 is $3.95, $4.04 and $5.80 per share, respectively. The weighted average remaining contractual life for outstanding options at March 31, 1999 and March 31, 2000 is 4.69 years and
5.28 years, respectively.


     As of March 31, 2000, subject to stockholder approval, options to purchase 911,500 shares of common stock have been granted (and are included in the above table). No shares have been issued pursuant to the exercise of options under the Director Plan or under the Equity Plan. Any unexercised options that expire in accordance with their terms or terminate upon a director's resignation or an employee's ceasing to be employed by the Company, its affiliates or subsidiaries become available again for issuance under the 1986 Plan, the Director Plan, the CTL Plan or the Equity Plan, as the case may be.



     In January 2000, stock options to purchase 750,000 shares of the Company's common stock were granted to James R. McCullough. Of such options, 300,000 vested immediately and the balance vest in three installments of 100,000, 150,000 and 200,000 on January 14, 2001, 2002 and 2003, respectively. This vesting is subject to acceleration if certain common stock price targets are met and sustained. These options have a six-year term and an exercise price of $5.00 per share. The closing price of the Company's common stock on the date of grant was $5.50. Compensation of $446,000 will be charged to earnings over the term of the agreement in connection with the below market exercise price.



     In fiscal 1997, the Company recognized compensation expense of $125,000 in connection with the issuance of restricted stock and the amendment of certain previously issued stock options. In connection with the issuance of the convertible notes in July and December 1997, the Company issued 85,648 warrants (before adjustment for 5% stock dividend) at fair market value estimated using the Black-Scholes option-pricing model of $384,000. These costs were originally capitalized in other assets and amortized over the term of the debt as non-cash interest expense. Upon conversion, the unamortized portion was credited to additional paid in capital.



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



     In fiscal 1998, the Company issued a warrant to a leasing company for services provided in connection with customer financing to purchase 38,800 shares of the Company's common stock at $4.00 per share (before adjustment for 5% stock dividend). The Company recorded a fair value of the warrants as a reduction in net sales in the fourth quarter ended March 31, 1998 of $123,000 using the Black-Scholes option-pricing model, this amount is included in loss on discontinued operations in the accompanying consolidated statement of operations.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

     In fiscal 1999, the Company issued warrants to leasing companies for services provided in connection with customer financing to purchase 242,250 shares of the Company common stock at prices ranging from $3.56 to $8.33 per share. The Company recorded a fair value of the warrants of $753,000 as a reduction in net sales in fiscal 1999, this amount is included in loss on discontinued operations in the accompanying consolidated statement of operations. The fair value was estimated using the Black-Scholes option-pricing model.


     In March 2000, in connection with lease financing provided to switching equipment end users customers, the Company issued to First Venture Leasing, LLC, a third party leasing company, warrants to purchase 620,000 shares of common stock at an exercise price of $5.00 per share and to purchase 261,600 shares of common stock at an exercise price of $7.35 per share. These warrants may be exercised for three years from the date of issuance. The Company recorded a fair value of the warrants of $6,673,000 using the Black-Scholes option pricing model. This amount is recorded as a reduction in net sales in the fourth quarter and included in loss on discontinued operations in the accompanying consolidated statement of operations.


     In fiscal 2000, in connection with public relations consulting services provided to the Company, the Company issued warrants to Sunrise Financial Group, Inc. to purchase 400,000 shares of common stock. These warrants were fully earned in fiscal 2000 and may be exercised for four years beginning one year from the date of issuance at an exercise price of $7.00 per share. The Company recorded a fair value of $1,665,000 as administrative expense in fiscal 2000 for these warrants using the Black-Scholes option pricing model.

     In fiscal 2000, in connection with marketing consulting services provided to the Company, the Company issued a warrant to Sunrise Technology Marketing Corporation to purchase 30,000 shares of common stock at an exercise price of $8.00 per share. These warrants were fully earned in fiscal 2000 and may be exercised for five years from the date of issuance. A fair value of $125,000 was recorded in fiscal 2000 as administrative expense for this warrant using the Black-Scholes option pricing model.

     In fiscal 2000, in connection with legal services provided to the Company, the Company issued a warrant to Gallagher Harnett & Lagalante LLP to purchase 10,000 shares of common stock at an exercise price of $8.75 per share. These warrants were fully earned in fiscal 2000 may be exercised for one year from the date of issuance. The Company recorded a fair value of the warrant as administrative expense in fiscal 2000 of $31,000. The fair value was determined using the Black-Scholes option pricing model.

     In fiscal 2000, in connection with loans for a total amount of $1,225,000 provided to the Company, the Company issued to the lenders pro-rata to their loan amounts, warrants to purchase a combined total of 73,500 shares of common stock at an exercise price of $4.50 per share. These warrants may be exercised for three years from the date of issuance. The Company recorded, as an interest expense charge, a fair value of these warrants of $295,000. The fair value was determined using the Black-Scholes option pricing model.

     Through June 21, 2000, except for the exercise and purchase of 30,000 shares by PrinVest none of the above warrants have been exercised.

     In fiscal 2000, the following holders of Class A and Class B Units converted their holdings into shares of common stock in accordance with the terms of conversion available to such holders.

                    UNIT HOLDER                       UNIT CONVERTED    COMMON STOCK ISSUED
                    -----------                       --------------    -------------------
James J. Fiedler, former Chairman and CEO...........   350 B Units            192,938
Daniel W. Latham, President and CEO.................   212 B Units            116,813
David Held, employee................................   250 B Units            137,812
Bruce Thomas, employee..............................   250 B Units            137,812
Charles Chandler, former executive..................   350 A Units            175,000
Sydney B. Lilly, former executive...................   100 A Units             50,000

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

     In fiscal 2000, Mr. James J. Fiedler, the Company's former Chairman and Chief Executive Officer, exercised warrants to acquire 75,075 shares of common stock at an exercise price of $2.86 per share and a warrant holder who participated in the private placement which was completed in July 1997 exercised warrants to acquire 31,500 shares of common stock at an exercise price of $2.86 per share.

     At March 31, 2000, the Company had 5,010,135 shares of common stock reserved and available for warrants.

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


     In May 1999, in connection with a private placement, the Company induced the conversion of 700 shares of the 5% Series A Convertible Preferred Stock. To convert the 700 shares, the holders received a cash payment of $4.0 million, 18 month warrants to purchase 325,000 shares of common stock at an exercise price of $6.00 per share with a Black-Scholes value of $1.3 million and 600 shares of Preferred Stock that are convertible into one million shares of common stock. The excess of the amount given over the fair value of the shares immediately prior to the inducement was $200,000. The excess has been added to Preferred Stock.


     In December 1999, January and March 2000, the holder of the Series A Convertible Preferred Stock converted a total of 476 shares of Preferred Stock and the Company issued 793,334 shares of common stock to the holder in accordance with the terms of conversion.

     In December 1999, January and March 2000, the Company issued 35,358 shares of common stock to the preferred stockholder in connection with dividends due on the above conversions and paid to the holder in common stock at the fixed conversion rate of $6.00 per share.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000


     In January and February 2000, the Company entered into a private placement agreement and sold 3,157,895 shares of 6% Series B Preferred Stock, par value $1.00, with a liquidation value of $4.75 per share. Total cash received by the Company was $14,142,000 after payment of $858,000 in fees and expenses associated with the sale. Sunrise Securities Corp., the placement agent, received a commission equal to 7% of the gross proceeds of the sale, consisting of $718,500 cash and 75,000 shares of common stock, plus reimbursement for expenses. The Preferred Stock has no voting rights. At their option, and at any time, the holders may convert any shares of Series B Preferred Stock into shares of common stock at a conversion price of $4.75 per share. As a result of this discount from market of approximately $4.24 per share the Company recorded a beneficial conversion feature of $13,388,000 which has been accounted for as a dividend to preferred shareholders. The holders are entitled to receive 6% cumulative dividends per year commencing 90 days from the date of the original issue. However, such dividends shall not be paid until all amounts then due to the holders of Series A Preferred Stock have been paid. No dividends can be paid or declared on any common stock unless full cash dividends, including past dividends declared, have been paid on the Preferred Stock. At any time after the trading price of the Common Stock equals or exceeds $10 for twenty consecutive trading days, the Company may, at its option, redeem all or any portion of the shares of Series B Preferred Stock then outstanding at $4.75 per share, plus any declared and unpaid dividends. Dividends shall cease to accrue on the shares of Series B Preferred Stock once such shares have been redeemed. If the Company exercises its option to redeem shares of Series B Preferred Stock, the rights of the Holders to convert such shares will terminate at the close of business on the business day preceding the Redemption Date.


  Common Stock and Convertible Notes


     In July 1997, the Company issued 1,880,750 shares of its common stock at $2.00 per share in a private placement. The Company received $3,362,000 from the private placement, net of fees of $400,000. In addition, the Company issued warrants to purchase 1,880,750 shares of the Company's common stock at $3.00 per share (before adjustment for 5% stock dividend). The warrants are exercisable immediately and expire five years from issuance. Mr. Fiedler, the Company's former Chairman and Chief Executive Officer, participated in the private placement and purchased 175,000 shares of common stock and received warrants to purchase 175,000 shares of the Company's common stock. In addition, Mr. Stephen
W. Portner, a director at the time, and his daughter collectively participated in the private placement and purchased 11,250 shares of common stock and received warrants to purchase 11,250 shares of the Company's common stock. The common stock and common stock warrants issued in the private placement are subject to registration rights.


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

                                 MARCH 31, 2000

average closing transaction price of the stock for the five consecutive trading days prior to the conversion date in order to determine the conversion price. The applicable discount factors were agreed as follows:

                      15 DAY AVERAGE                        APPLICABLE
                CLOSING TRANSACTION PRICE                    DISCOUNT
                -------------------------                   ----------
Below    $3.00............................................       0%
Between  $3.00 - $3.75....................................      10%
          $3.75 - $4.25...................................      15%
          $4.25 - $4.85...................................      20%
          $4.85 - $6.00...................................      25%
Amounts in excess of $6.00................................      20%

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

     In May 1999, the Company sold 1,767,000 shares of common stock at $6.00 per share in a private placement with new and existing domestic and international institutional investors. The placement agent received cash commissions of $352,000 and commissions in the form of common stock aggregating 131,148 shares and five-year warrants to purchase 176,700 shares at $6.00 per share. The net proceeds of approximately $10.2 million were used for working capital and to redeem $4.0 million of the outstanding Series A Convertible Preferred Stock as described above.


     In January 2000, in connection with a consulting services contract, the Company issued 2,000,000 shares of common stock to KRJ, LLC and recorded a non-cash charge to earnings of $12.6 million in the fourth quarter of fiscal 2000. See also Note 11 Related Party Transactions.


NOTE 9 -- INCOME TAXES

     A reconciliation of the provision (benefit) for income taxes and the amount computed by applying the statutory federal income tax rate (34%) to loss from continuing operations before extraordinary items, minority interest and income tax credit for the last three fiscal years is as follows (in thousands):


                                                               2000       1999       1998
                                                              -------    -------    -------
Federal income tax at statutory rate........................  $(8,601)   $(3,277)   $(5,875)
State income tax, net of federal benefit....................   (1,517)      (578)    (1,036)
Tax effect of net operating loss not benefited..............   10,118      3,834      6,898
Other, net..................................................       --         21         13
                                                              -------    -------    -------
Income tax credit...........................................  $    --    $    --    $    --
                                                              =======    =======    =======

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. The components of the Company's deferred tax assets and liabilities of continuing operations are as follows (in thousands):


                                                              MARCH 31, 2000    MARCH 31, 1999
                                                              --------------    --------------
Federal net operating loss carryforwards....................     $ 22,731          $ 16,818
State net operating loss carryforwards......................          705               729
Reserve for loss on discontinued operations.................        4,400               819
Federal capital loss carryforward...........................        5,765             4,758
Reserves and other..........................................        1,503             1,309
                                                                 --------          --------
          Total deferred tax assets.........................       35,104            24,433
Valuation allowance for deferred tax assets.................      (33,859)          (21,879)
                                                                 --------          --------
Net deferred tax assets.....................................                          2,554
Intangible assets (net).....................................        1,245             1,407
All others..................................................           --             1,147
                                                                 --------          --------
          Total deferred tax liabilities....................        1,245             2,554
                                                                 --------          --------
Net deferred taxes..........................................     $     --          $     --
                                                                 ========          ========



     The Company has approximately $65 million and $10 million of federal and state net operating loss carryforwards respectively. These carryforwards expire at various dates through fiscal 2020. The Tax Reform Act of 1986 imposed substantial restrictions on the utilization of net operating losses in the event of an "ownership change" as defined in Section 382 of the Internal Revenue Code of 1986. Subsequent to March 31, 2000, due to the Company's continuing financing efforts, there may be ownership changes which would significantly limit the Company's ability to immediately utilize its net operation loss carryforwards.


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

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


NOTE 11 -- RELATED PARTY TRANSACTIONS


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

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


     Certain of the Company's non-employee directors have provided services to the Company and/or its subsidiaries for which they were compensated. Amounts accrued or paid to all directors for these services during fiscal 2000, 1999 and, 1998 are $133,333, $0 and $50,000, respectively.


     Mr. Fiedler, the Company's former Chairman and Chief Executive Officer, loaned the Company $250,000 in June 1997. The principal amount of the loan was converted to common stock in conjunction with Mr. Fiedler's purchase of Company common stock in a private placement in July 1997. Mr. Latham, the Company's President and Chief Operating officer, loaned the Company $98,000 subsequent to March 31, 1997. This loan was repaid in July 1997. Mr. Portner, a director, purchased Company common stock pursuant to the Regulation D private placement. Mr. Fiedler advanced the Company $220,000 in March 1999, which was repaid in March 1999.


     On September 4, 1997, the Board of Directors authorized an amendment to certain Class B Units owned by directors and employees of Coyote and CTL at June 30, 1997. (See Note 3). In fiscal 2000, the following holders of Class A and Class B Units converted their holdings into shares of common stock in accordance with the terms of conversion available to such holders.


                    UNIT HOLDER                      UNIT CONVERTED    COMMON STOCK ISSUED
                    -----------                      --------------    -------------------
James J. Fiedler, former Chairman and CEO..........    350 B Units           192,938
Daniel W. Latham, President and CEO................    212 B Units           116,813
David Held, employee...............................    250 B Units           137,812
Bruce Thomas, employee.............................    250 B Units           137,812
Charles Chandler, former executive.................    350 A Units           175,000
Sydney B. Lilly, former executive..................    100 A Units            50,000

     In fiscal 2000, Mr. James J. Fiedler, the Company's former Chairman and Chief Executive Officer, exercised warrants to acquire 75,075 shares of common stock at an exercise price of $2.86 per share

     In January 1998, the Board of Directors of the Company approved an interest-free loan to Daniel W. Latham for a maximum amount of $500,000 to be used solely for the purpose of providing partial down payment monies on his purchase of a residence in California. The funding is to be secured by the residential property and is for a five-year term unless specifically extended by the Board of Directors. Earlier repayment of the loan will be demanded in the event of either (1) sale or refinancing of the property; (2) termination of Mr. Latham's employment either voluntarily or for cause; or (3) sale by Mr. Latham of all, or substantially all, of his stock in Coyote Network Systems, Inc. As of March 31, 2000, $421,000 was funded under this agreement. In October 1998, the Company amended the terms of the loan and in agreement with Mr. Latham

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

established an annual interest rate of 6.5% to be applied to the loans and payable at the completion of the term.

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


     Comdisco, Inc., a technology services and finance company, is the owner of 192,990 warrants issued in connection with lease financing provided by Comdisco to the Company's end-user customers. During fiscal 1998 and fiscal 1999, Comdisco has provided financing in a total amount of $24.0 million to four of the Company's customers. Prior to the sale by the Company in October 1999 of its 80% membership interest in Coyote Gateway, LLC (dba AGT), PrinVest Corporation, a financing and leasing corporation, had a minority interest of approximately 4% in AGT. During fiscal 2000 and 1999, PrinVest provided financing to AGT ($10.2 million at September 30, 1999) in connection with deposits required to be made by AGT to other long distance telecommunications carriers and for working capital. The Company had pledged 708,692 shares of common stock as collateral on the notes payable to PrinVest. The shares were returned in connection with the sale of AGT (See Note 4). As of March 31, 1999, PrinVest was the purchaser/lessor on approximately $15.0 million of equipment that it is leasing to end-users.


     In November 1997, the Company completed the sale of C&L Communications, Inc. ("C&L") to the management of C&L (See Note 2). During the years ended March 31, 2000 and 1999, the Company had the following transactions with C&L.


                                                         2000         1999
                                                       --------    ----------
Purchases from C&L(1)................................  $717,000    $9,498,000
Sales to C&L(1)......................................  $     --    $       --
Redemption of Preferred Stock by C&L.................  $     --    $1,500,000


---------------

(1) Included in discontinued operations

     The purchases from C&L consist primarily of compression equipment manufactured by Newbridge Networks. C&L is a Newbridge dealer and the Company is not.


     In October and November 1999, the Company completed and received funding under a series of two demand loans. The first loan for a total amount of $600,000 was provided to the Company by Mr. Fiedler in the amount of $175,000, by Mr. Latham in the amount of $75,000 and by Mr. Alan J. Andreini, an affiliate shareholder of the Company, in the amount of $350,000 in October 1999. This loan bore interest at bank's prime rate (8.25% at December 31, 1999) plus 1% per year, was repayable on demand and was secured against the Company's investment in Systeam, S.p.A. These borrowings together with accrued interest were fully repaid in April 2000.


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

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

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


     On January 26, 2000, the Company also entered into a Consulting Agreement with KRJ, LLC ("KRJ"). Pursuant to the Consulting Agreement, KRJ provided assistance in identifying strategic partners and business opportunities, making introductions to IP Telephony customers, introducing new management, restructuring vendor finance programs, investor relations, and identifying credit facilities. The Company issued to KRJ 2,000,000 shares of common stock. Of such shares, 1,250,000 are held in escrow to be released to KRJ in three equal annual installments, subject to acceleration if certain common stock price targets are met and sustained or if a change in control occurs. In addition, unless there is a change of control of the Company (as defined in the Consulting Agreement), KRJ has agreed not to sell, pledge, hypothecate or otherwise transfer any of the 2,000,000 shares for a period 12 months after the respective dates of delivery of any of such shares. Mr. McCullough has an approximately one-third interest in KRJ and the balance of KRJ is owned by affiliates of First Venture. The Consulting Agreement also provides that over the next three years, KRJ may provide assistance in further identification of additional business opportunities both in the domestic and international markets. Compensation for these additional services will be specifically negotiated at a future date. The Consulting Agreement has been approved by the Company's Board of Directors and the terms of the agreement with KRJ were the result of arms' length negotiation in which Mr. McCullough did not participate.



     The services related to the 2,000,000 shares were performed in the last quarter of 2000 and the fair value of $12.6 million was charged to operations in the fourth quarter. Pursuant to the agreement, the shares will be released from escrow whether or not KRJ provides additional services.



     In January 2000, the Company restructured its management and business strategy. On January 14, 2000, the Company issued options to Mr. McCullough to purchase 750,000 shares of common stock at $5.00 per share. The closing price of the Company's common stock on the date of grant was $5.50. Three hundred thousand options vested upon grant, with the remaining options vesting in increments over three years, beginning January 14, 2001, subject to acceleration if certain common stock price targets are met and sustained or if a change in control occurs.



     In February 2000, the Board of Directors accepted the tendered resignation of Mr. Fiedler as a Director, Chairman and Chief Executive Officer of the Company. The Company entered into a separation agreement with Mr. Fiedler effective February 16, 2000. The separation agreement provides for payment of severance pay, health benefits for a specified period of time, the acceleration of vesting of options and a repricing of options. The total value of the severance package approximated $1,700,000.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000


NOTE 12 -- BUSINESS SEGMENT INFORMATION


     After the decision to discontinue the switch business, the Company will be operating in only one segment, long distance services.


NOTE 13 -- STATEMENTS OF CASH FLOWS


     Supplemental cash flow information relating to continuing operations for the last three fiscal years is as follows (in thousands):


                                                               2000       1999       1998
                                                              -------    -------    ------
Cash paid for interest......................................  $ 1,138    $ 1,808    $  444
Cash paid for income tax....................................  $     9          6         6
Non-cash transactions/continuing operations:
  Convertible debt expense associated with conversion to
     common stock below market price........................  $    --    $  (382)   $1,875
  Acquisitions purchased with common stock..................       --      1,686        --
  Conversion of preferred stock to common stock.............    6,025         --        --
  Conversion of A & B units.................................      812         --        --
  Preferred stock conversion inducement.....................      200
  Conversion of debt to common stock........................       --      3,789        --
  Securities litigation warrant expense.....................       --         --     8,000
  Dividend paid in common stock.............................      220      3,359        --
  Beneficial conversion feature on preference shares........   13,388      1,050        --
  Amounts paid directly by lender...........................       --     (7,921)       --
Non-cash transactions, discontinued operations:
  Expense charge on conversion of A & B units...............  $    --    $    --    $5,522
  Sales discount granted for investment in affiliate........       --       (900)       --



NOTE 14 -- SUBSEQUENT EVENTS



     On May 10, 2000, the Company entered into an Agreement and Plan of Merger, subsequently amended on May 26, 2000 (the "Merger Agreement"), under which the Company agreed to acquire Primary Knowledge, Inc., a California corporation in the process of changing its name to HomeAccess MicroWeb, Inc. ("HomeAccess"). HomeAccess is a developer of local community on-line exchange services that are expected to enable customers to select, order and pay for products and services on-line from local merchants using personal computers or less expensive screen phones. Upon consummation of the merger, the Company has agreed to issue 1,384,178 shares of Series C Preferred Stock and between 3,229,747 and 4,556,250 shares of Common Stock (dependent upon the price of the Common Stock on the closing date) to the stockholders of HomeAccess. The shares of Series C Preferred Stock are convertible into between 1,952,679 and 1,384,178 shares of Common Stock, dependent upon the price of the Common Stock on the closing date. For a period of four years after consummation of the merger, the Company has agreed to issue to the shareholders of HomeAccess, collectively, two shares of Common Stock for each new customer acquired by HomeAccess; provided the customer has been preapproved by the Company and has met certain performance criteria. In no event will the maximum number of shares issued under this program exceed 13% of the total number of shares of Common Stock outstanding, on a fully diluted basis, on the closing date. The Company has also agreed to issue a warrant to purchase up to 3,600,000 shares of Common Stock at an exercise price of $20 per share if certain performance criteria are met. The consummation of the transactions contemplated by the Merger Agreement are subject to certain contingencies, including stockholder approval.

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000


     The Company has also agreed to acquire Ariana, Inc., an international and domestic long distance carrier, through the issuance of 441,175 shares of Common Stock. The Company could issue up to an additional 300,000 shares of Common Stock if an earn-out event occurs. The Company has also agreed to acquire Polylink Ltd., a Hong Kong based telecommunications provider, for 250,000 shares of Common Stock.



     These acquisitions are subject to certain closing conditions.



     In June, 2000 the Board of Directors approved the grant of options to purchase an additional 750,000 shares of Common Stock to James McCullough, CEO at $7.00 per share. The exercisability of the options is dependent on the closing bid price of the Company's Common Stock exceeding certain amounts ranging from $12.00 to $20.00 per share.



     The Board of Directors resolved in June 2000 to present for shareholder approval the issuance of 2,500,000 shares of Common Stock and the grant of warrants to purchase 2,400,000 shares of Common Stock at $7.00 per share to KRJ. The vesting of the shares and the exercisability of the warrants would be dependent on the average bid price of the Company's Common Stock exceeding certain amounts that range from $12 to $30 per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III.

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

               NAME                  AGE                       POSITION
               ----                  ---                       --------
John M. Eger.......................  60     Director
Daniel W. Latham...................  51     President, Chief Operating Officer and Director
J. Thomas Markley..................  67     Director
James R. McCullough................  32     Chief Executive Officer and Director

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

              NAME                 AGE                       POSITION
              ----                 ---                       --------
Timothy G. Atkinson..............  43     Vice President of Business Development and
                                          General Counsel and Secretary
Cheryl Johnson...................  40     Controller and Principal Finance and Accounting
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

     The following table sets forth, for the three fiscal years ended March 31, 2000, the total annual compensation paid to, or accrued by us for the account of each individual who served as the Company's Chief Executive Officer during the fiscal year ended March 31, 2000 and each of the Company's most highly compensated executive officers whose salary and bonus was in excess of $100,000 during the fiscal year (the "Named Executives"):

                           SUMMARY COMPENSATION TABLE


                                                                               LONG-TERM
                                                                              COMPENSATION
                                               ANNUAL COMPENSATION            ------------
                                       ------------------------------------    SECURITIES
           NAME AND                                          OTHER ANNUAL      UNDERLYING     ALL OTHER
      PRINCIPAL POSITION        YEAR    SALARY     BONUS    COMPENSATION(5)     OPTIONS      COMPENSATION
      ------------------        ----   --------   -------   ---------------    ----------    ------------
James R. McCullough(1)........  2000   $ 31,385   $    --            --          750,000       $    --
  Chairman and Chief Executive
     Officer
James J. Fiedler(2)...........  2000   $300,000        --       $22,500          472,500       $ 7,200(8)
  Former Chairman, CEO and      1999   $300,000   $ 9,335       $20,000           94,500(6)    $ 7,200(8)
  Director                      1998   $200,000   $19,746       $15,000               --       $ 7,200(8)
Daniel W. Latham(3)...........  2000   $300,000        --       $15,000          472,500         7,200(8)
  President, COO and Director   1999   $300,000   $ 9,335       $20,000           94,500(6)    $ 7,200(8)
                                1998   $175,000   $19,746       $15,000               --       $ 7,200(8)
Brian A. Robson(4)............  2000   $160,000        --            --               --       $ 8,000(8)
  Former Executive Vice         1999   $152,487   $12,875            --           98,125(7)         --
  President, CFO and Secretary  1998   $139,907        --            --           13,125       $21,921(9)


---------------
(1) Mr. McCullough succeeded Mr. Fiedler as our Chief Executive Officer on January 26, 2000. (See "Employment Agreements")

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

(5) Compensation for serving on the board of directors.

(6) Pursuant to their respective employment agreements, Messrs. Fiedler and Latham are entitled to receive ten year stock options to purchase a total of 450,000 shares of our common stock over a period of five years, to be granted in increments of 90,000 shares annually, at various exercise prices for each 90,000 share increment. As adjusted for the stock dividend, each 90,000 share increment has been adjusted to a 94,500 share increment, and the exercise price of each of the five 94,500 share increments is $3.81, $7.62, $11.43, $15.24 and $19.05, respectively. Effective as of January 24, 2000, by action of our board of directors, the terms of Messrs. Fiedler's and Latham's employment agreements were modified to provide for immediate acceleration of the award of 378,000 options and repricing of 94,500 options which were awarded on April 1, 1999 at an exercise price of $7.62 per share. All of such options are currently exercisable at an exercise price of $5.00 per share.

(7) Stock options to purchase 13,125 shares of common stock were granted on June 1, 1997 at $2.86 per share. Stock options to purchase 13,125 shares of common stock were granted on June 1, 1998 at $3.90 per share. Stock options to purchase 85,000 shares of common stock were granted on December 11, 1998 at $6.56 per share.

(8) Represents automobile allowance.

(9) Represents relocation assistance paid by us.

     The table below provides information regarding stock options granted during the fiscal year ended March 31, 2000 to the Named Executives:


                      OPTIONS GRANTED IN LAST FISCAL YEAR



                                                                 INDIVIDUAL GRANTS
                           ----------------------------------------------------------------------------------------------
                           NUMBER OF       % OF TOTAL                              POTENTIAL REALIZABLE VALUE AT ASSUMED
                             SHARES         OPTIONS                                     ANNUAL RATE OF STOCK PRICE
                           UNDERLYING      GRANTED TO                                 APPRECIATION FOR OPTION TERM(1)
                            OPTIONS        EMPLOYEES      EXERCISE   EXPIRATION   ---------------------------------------
                            GRANTED      IN FISCAL YEAR    PRICE        DATE          0%            5%            10%
                           ----------    --------------   --------   ----------   -----------   -----------   -----------
James R. McCullough......   750,000(2)        13.8%        $5.00      1/26/06     $3,750,000    $6,300,000    $9,536,708
James J. Fiedler.........    94,500(3)         1.7%        $7.62      4/01/09     $       --    $  268,085    $  794,332
                            378,000(4)         6.9%        $5.00      1/24/10     $  543,375    $2,222,404    $4,412,441
Daniel W. Latham.........    94,500(3)         1.7%        $7.62      4/01/09     $       --    $  268,085    $  794,332
                            378,000(4)         6.9%        $5.00      1/24/10     $  543,375    $2,222,404    $4,412,441
Brian A. Robson..........        --             --         $  --           --     $       --    $       --    $       --


---------------
(1) The dollar amounts under these columns are the results of calculations at the 5% and 10% rates set by the Securities and Exchange Commission. The potential realizable values are not intended to forecast possible future appreciation, if any, in the market price of the common stock.

(2) On January 26, 2000, Mr. McCullough was granted options to purchase up to 750,000 shares of common stock at $5.00 per share. Of such options, 300,000 vested immediately and the balance vest in three installments of 100,000, 150,000 and 200,000 on January 14, 2001, 2002 and 2003, respectively. The options will immediately vest upon a change in control and the vesting will be accelerated if certain common stock price targets are met and sustained.


(3) On January 24, 2000, the Board of Directors repriced these options to an exercise price of $5.00 per share and extended the option expiration date to January 24, 2010. See Note 4 below.



(4) Effective as of January 24, 2000, by action of our Board of Directors, the terms of Messrs. Fiedler's and Latham's employment agreements were both modified to provide for immediate acceleration of the award of 378,000 options, including the repricing of 94,500 options which were originally awarded on April 1, 1999 at an exercise price of $7.62 per share.


    AGGREGATED OPTION EXERCISES DURING THE FISCAL YEAR ENDED MARCH 31, 2000
                       AND FISCAL YEAR END OPTION VALUES


     The table below provides information regarding the value of the in-the-money stock options held by the Named Executives at March 31, 2000. The Named Executives did not exercise any stock options during the fiscal year.



                                                                                VALUE OF UNEXERCISED
                                               NUMBER OF UNEXERCISED            IN-THE-MONEY OPTIONS
                                             OPTIONS AT MARCH 31, 2000          AT MARCH 31, 2000(1)
                                            ----------------------------    ----------------------------
                                            EXERCISABLE    UNEXERCISABLE    EXERCISABLE    UNEXERCISABLE
                                            -----------    -------------    -----------    -------------
James R. McCullough.......................    300,000         450,000       $1,800,000      $2,700,000
James J. Fiedler..........................    472,500              --       $2,835,000      $       --
Daniel W. Latham..........................    472,500              --       $2,835,000      $       --
Brian A. Robson...........................     41,458          69,792       $   22,086      $  349,339


---------------

(1) Value based on the closing price of $11.00 of the common stock on The Nasdaq National Market on March 31, 2000, less the option exercise price.

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


     On January 26, 2000, we appointed James R. McCullough as our Chief Executive Officer to succeed Mr. Fiedler. Also on January 26, 2000, we entered into an employment agreement with Mr. McCullough pursuant to which he will receive a salary of $160,000 per annum and options to purchase up to 750,000 shares of common stock at $5.00 per share. Of such options, 300,000 vested immediately and the balance vest in three installments of 100,000, 150,000 and 200,000 on January 14, 2001, 2002 and 2003, respectively. The options will immediately vest upon a change in control and the vesting will be accelerated if certain common stock price targets are met and sustained. If Mr. McCullough is terminated by us without cause or Mr. McCullough terminates the agreement for good cause, he is entitled to receive his base salary for a period of six months and the vesting schedule for the options will remain in effect. If Mr. McCullough voluntarily terminates the agreement or is terminated by us for cause, he is not entitled to any additional compensation after the termination date and all unvested options will terminate. The agreement also provides that Mr. McCullough will meet with the Audit Committee no later than six months after the execution of the agreement to discuss adjusting Mr. McCullough's compensation. In June 2000, Mr. McCullough met with the Audit Committee and the Board of Directors approved the Audit Committee's recommendation to award Mr. McCullough additional compensation based on Mr. McCullough's performance over the preceding five months. Specifically, Mr. McCullough was granted an option to purchase 750,000 shares of Common Stock at an exercise price of $7.00 per share. The option vests in three equal blocks of 250,000 each when the closing bid price of the Common Stock for 20 consecutive trading days exceeds $12.00, $16.00 and $20.00 per share, respectively. In addition, the vesting provisions will be accelerated if Mr. McCullough is terminated without cause or there is a change in control of the Company.


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

                                                                                        PERCENT OF
                     NAME AND ADDRESS                        NUMBER OF SHARES           OUTSTANDING
                   OF BENEFICIAL OWNER                      BENEFICIALLY OWNED            SHARES
                   -------------------                      ------------------          -----------
James R. McCullough(1)....................................        578,278(2)                3.3%
James J. Fiedler(1).......................................      1,020,288(3)                5.7%
Daniel W. Latham(1).......................................        610,313(4)                3.4%
J. Thomas Markley(1)......................................         60,000(5)                  *
John M. Eger(1)...........................................         50,000(6)                  *
Brian A. Robson(1)........................................        161,251(7)                  *
Alan J. Andreini(8).......................................      1,467,645(9)                8.4%
Richard L. Haydon(10).....................................      1,517,230(11)               8.4%
Kiskiminetas Springs School(12)...........................        969,710(13)               5.6%
Omega Capital Advisers(14)................................      2,052,632(15)              11.8%
All directors and executive officers of the Company as a
  group (6 persons).......................................      1,423,591(2)(4)(5)          7.7%
                                                                         (6)(16)

---------------
  *  Less than 1%

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

 (3) Includes 472,500 shares of common stock issuable upon exercise of stock options which are currently exercisable, subject to, in the case of options to purchase 378,000 shares, stockholder approval of Proposal 2. Also includes 108,675 shares of common stock issuable upon exercise of warrants which are currently exercisable. Includes 192,938 shares of common stock received by the stockholder upon conversion of Class B Units of Coyote Technologies, LLC ("CTL") on June 24, 1999 and 75,075 shares received by the stockholder upon exercise of warrants on September 8, 1999.

 (4) Includes 472,500 shares of common stock issuable upon exercise of stock options which are currently exercisable, subject to, in the case of options to purchase 378,000 shares, stockholder approval of Proposal 2. Includes 137,813 shares of common stock received by the stockholder upon conversion of Class B Units of CTL on July 7, 1999 and September 2, 1999.


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

(14) The address of Omega Capital Advisers is: 88 Pine Street, 31st Floor, New York, New York 10005.

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

                                    PART IV.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


                                                                  FORM 10-K
                                                                    PAGE
                                                                   NUMBER
                                                                  ---------
         (1) The following consolidated financial statements of
    Coyote Network Systems, Inc. (formerly The Diana
    Corporation) and its subsidiaries are included in Item 8:
              Report of Arthur Andersen LLP, Independent Public
              Accountants.........................................     26
              Consolidated Balance Sheets -- March 31, 2000 and
              March 31, 1999......................................     27
              Consolidated Statements of Operations -- Fiscal
              Years Ended March 31, 2000, March 31, 1999 and March
              31, 1998............................................     28
              Consolidated Statements of Shareholders'
              Equity -- Fiscal Years Ended March 31, 2000, March
              31, 1999 and March 31, 1998.........................     29
              Consolidated Statements of Cash Flows -- Fiscal
              Years Ended March 31, 2000, March 31, 1999 and March
              31, 1998............................................     30
              Notes to Consolidated Financial Statements........       31
         (2) The following consolidated financial statement
    schedule of Coyote Network Systems, Inc. is included in Item
    14(d):
              Schedule II -- Valuation and Qualifying
              Accounts............................................     74



     All other schedules are omitted because the required information is not applicable or is not present in amounts sufficient to require submission of the schedules or because the information required is included in the consolidated financial statements or the notes thereto.


(b) REPORTS ON FORM 8-K:

     The Company filed the following reports on Form 8-K during the quarter ended March 31, 2000:


     (1) A Form 8-K/A dated October 27, 1999 was filed by the Company on January 10, 2000, amending the Company's Form 8-K filed on November 12, 1999 to include a Pro Forma Condensed Consolidated Balance Sheet at June 30, 1999 and Pro Forma Condensed Consolidated Statement of Operations for the fiscal year ended March 31, 1999 and for the three months ended June 30, 1999 reflecting the sale of the Company's 80% membership interest in Coyote Gateway, LLC (d/b/a American Gateway Telecommunications, Inc.).



     (2) A Form 8-K dated January 25, 2000 was filed by the Company on February 4, 2000 reporting James McCullough's appointment as Chief Executive Officer, the execution of an Employment Agreement with Mr. McCullough, the execution of a Financial Services Agreement with First Venture Leasing LLC, a Remarketing Agreement and two License Agreements with a limited liability company formed by First Venture Leasing and a Consulting Agreement with KRJ, LLC and the issuance of two million shares of common stock to KRJ, LLC.



     (3) A Form 8-K/A dated January 31, 2000 was filed by the Company on February 14, 2000, reporting the Company's sale of $15 million of 6% Series B Preferred Stock in a private placement to accredited investors.

(c) EXHIBITS


EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 2.1      Stock Acquisition by Merger Agreement, dated as of September
          30, 1998, among Coyote Network Systems, Inc., INET
          Acquisition, Inc., INET Interactive Network System, Inc.,
          Claude Buchert, Helene Legendre and First Rock Trustees,
          Limited, a Gibraltar corporation, trustee of the Guimauve
          Trust, a Gibraltar trust dated September 1, 1994
          (incorporated herein by reference to Exhibit 2.1 of
          Registrant's Form 8-K dated September 30, 1998 filed on
          October 15, 1998).
 3.1      Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 16,
          1998).
 3.2      By-Laws of Registrant, as amended March 7, 1997
          (incorporated herein by reference to Exhibit 3.2 of
          Registrant's Form 10-K for the fiscal year ended March 31,
          1997).
 3.3      Certificate of Designations, Preferences and Rights of
          Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K dated January 31,
          2000 filed on February 14, 2000).
 4.1      Certain other long-term debt as described in Note 6 of Notes to Consolidated Financial Statements which do not exceed 10%
          of the Registrant's total assets on a consolidated basis.
          The Registrant agrees to furnish to the Commission, upon
          request, copies of any instruments defining the rights of
          holders of any such long-term debt.
 4.2      Form of Subscription Agreement (incorporated herein by
          reference to Exhibit 4.1 of Registrant's Form 8-K dated
          December 22, 1997 filed on January 5, 1998).
 4.3      Form of Registration Rights Agreement relating to common
          stock issuable upon conversion of 8% Convertible Notes
          (incorporated herein by reference to Exhibit 4.3 of
          Registrant's Form 8-K dated December 22, 1997 filed on
          January 5, 1998).
 4.4      Form of Offshore Warrant Subscription Agreement
          (incorporated herein by reference to Exhibit 4.4 of
          Registrant's Form 8-K filed on July 31, 1997).
 4.5      Stock and Warrant Purchase Agreement dated June 6, 1997 by and between Coyote Network Systems, Inc. and James J.
          Fiedler (incorporated herein by reference to Exhibit 4.13 of
          Registrant's Form 10-K for the fiscal year ended March 31,
          1997, filed on September 23, 1997).
 4.6      Warrant issued to James J. Fiedler dated June 6, 1997 to
          purchase shares of common stock of Coyote Network Systems,
          Inc. (incorporated herein by reference to Exhibit 4.14 of
          Registrant's Form 10-K for the fiscal year ended March 31,
          1997 filed on September 23, 1997).
 4.7      Registration Rights Agreement dated June 6, 1997 by and
          among The Diana Corporation and James J. Fiedler
          (incorporated herein by reference to Exhibit 4.15 of
          Registrant's Form 10-K for the fiscal year ended March 31,
          1997 filed on September 23, 1997).
 4.8      Form of Subscription Agreement for shares of common stock
          (incorporated herein by reference to Exhibit 4.1 of
          Registrant's Form 8-K dated May 27, 1999 filed on June 3,
          1999).
 4.9      Share Purchase Warrant Agreement to purchase 325,000 shares of common stock issued to JNC Opportunity Fund Ltd.
          (incorporated herein by reference to Exhibit 4.2 of
          Registrant's Form 8-K/A dated May 27, 1999 filed on June 22,
          1999).
 4.10     Cross Receipt and Agreement between Coyote Network Systems,
          Inc. and JNC Opportunity Fund Ltd. (incorporated herein by reference to Exhibit 4.3 of Registrant's Form 8-K dated May
          27, 1999 filed on June 3, 1999).
 4.11     Registration Rights Agreement dated as of August 31, 1998
          between Coyote Network Systems, Inc. and JNC Opportunity
          Fund Ltd. (incorporated herein by reference to Exhibit B of
          Exhibit 10.03 of Registrant's Form 10-Q for the quarter
          ended September 30, 1998 filed November 16, 1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
 4.12     Warrant dated August 31, 1998 to purchase 225,000 shares of common stock issued to JNC Opportunity Fund Ltd.
          (incorporated herein by reference to Exhibit D of Exhibit
          10.03 of Registrant's Form 10-Q for the quarter ended
          September 30, 1998 filed November 16, 1998).
 4.13     Warrant Agreement dated as of June 30, 1999 to purchase
          2,225,000 shares of common stock (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated May 24, 1999 filed July 6, 1999).
 4.14     Form of Demand Loan Agreement between Coyote Network
          Systems, Inc. and certain affiliate and non-affiliate
          shareholders dated November 1, 1999 (incorporated herein by reference to Exhibit 4.04 of the Registrant's Form 10-Q for the quarter ended September 30, 1999 filed November 15,
          1999).
 4.15     Form of Pledge Agreement between Coyote Network Systems,
          Inc. and certain affiliate and non-affiliate shareholders
          dated November 1, 1999 (incorporated herein by reference to
          Exhibit 4.05 of the Registrant's Form 10-Q for the quarter ended September 30, 1999 filed November 15, 1999).
 4.16     Form of Common Stock Purchase Warrant Certificate between
          Coyote Network Systems, Inc. and certain affiliate and
          non-affiliate shareholders dated November 1, 1999
          (incorporated herein by reference to Exhibit 4.06 of the
          Registrant's Form 10-Q for the quarter ended September 30,
          1999 filed November 15, 1999).
 4.17     Form of Subscription Agreement relating to shares of Series
          B Preferred Stock (incorporated by reference to Exhibit 4.1 to Registrant's Form 8-K dated January 31, 2000 filed
          February 14, 2000).
 4.18     Common Stock Purchase Warrant Certificate dated June 13,
          1999 issued to PrinVest Corp. to purchase 90,000 shares of common stock.
10.1      1986 Nonqualified Stock Option Plan of The Diana Corporation
          as amended (incorporated herein by reference to Exhibit
          10.13 of Registrant's Form 10-K for the year ended April 3,
          1993).
10.2      1996 Sattel Communications LLC Employees Nonqualified Stock
          Option Plan (incorporated herein by reference to Exhibit
          10.13 of Registrant's Form 10-K for the year ended March 30,
          1996).
10.3      Operating Agreement of Sattel Communications, LLC
          (incorporated herein by reference to Exhibit 10.17 of
          Registrant's Form 10-K/A for the year ended March 30, 1996).
10.4      Amendment to the Operating Agreement of Sattel
          Communications LLC (incorporated herein by reference to
          Exhibit 10.18 of Registrant's Form 10-K/A for the year ended
          March 30, 1996).
10.5      Second Amendment to the Operating Agreement of Sattel
          Communications LLC (incorporated herein by reference to
          Exhibit 10.19 of Registrant's Form 10-K/A for the year ended
          March 30, 1996).
10.6      Agreement Regarding Class A Units dated October 2, 1996 by and between Sydney B. Lilly and Sattel Communications LLC
          (incorporated herein by reference to Exhibit 10.2 of
          Registrant's Form 8-K filed March 3, 1997).
10.7      Amended and Restated Agreement Regarding Award of Class B
          Units dated November 11, 1996 by and between James J.
          Fiedler and CTL Communications LLC (incorporated herein by reference to Exhibit 10.3 of Registrant's Form 8-K filed
          March 3, 1997).
10.8      Amended and Restated Agreement Regarding Award of Class B
          Units dated November 11, 1996 by and between Daniel W.
          Latham and Sattel Communications LLC (incorporated herein by reference to Exhibit 10.4 of Registrant's Form 8-K filed
          March 3, 1997).
10.9      Amendment to Stock Option Agreements dated November 20, 1996 by and between Coyote Network Systems, Inc. and Richard Y.
          Fisher (incorporated herein by reference to Exhibit 10.5 of
          Registrant's Form 8-K filed March 3, 1997).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.10     Separation Agreement dated November 20, 1996 by and between
          The Diana Corporation and Richard Y. Fisher (incorporated
          herein by reference to Exhibit 10.6 of Registrant's Form 8-K filed March 3, 1997).
10.11     Amendment to Stock Option Agreements dated November 20, 1996 by and between Coyote Network Systems, Inc. and Sydney B.
          Lilly (incorporated herein by reference to Exhibit 10.7 of
          Registrant's Form 8-K filed March 3, 1997).
10.12     Separation Agreement dated November 20, 1996 by and between
          The Diana Corporation and Sydney B. Lilly (incorporated
          herein by reference to Exhibit 10.8 of Registrant's Form 8-K filed March 3, 1997).
10.13     Amendment to Stock Option Agreements dated November 20, 1996 by and between Coyote Network Systems, Inc. and Donald E.
          Runge (incorporated herein by reference to Exhibit 10.9 of
          Registrant's Form 8-K filed March 3, 1997).
10.14     Separation Agreement dated November 20, 1996 by and between
          The Diana Corporation and Donald E. Runge (incorporated
          herein by reference to Exhibit 10.10 of Registrant's Form
          8-K filed March 3, 1997).
10.15     Form of Indemnification Agreement dated November 26, 1996 or
          November 27, 1996 between Coyote Network Systems, Inc. and
          (i) Bruce C. Borchardt, (ii) Jack E. Donnelly, (iii) James
          J. Fiedler, (iv) Jay M. Lieberman and (v) R. Scott Miswald
          (incorporated herein by reference to Exhibit 10.12 of
          Registrant's Form 8-K filed March 3, 1997).
10.16     Loan Agreement and Promissory Note dated November 11, 1996 by and between Coyote Network Systems, Inc. and James J.
          Fiedler (incorporated herein by reference to Exhibit 10.13 of Registrant's Form 8-K filed March 3, 1997).
10.17     Loan Agreement and Promissory Note dated November 11, 1996 by and between Coyote Network Systems, Inc. and Daniel W.
          Latham (incorporated herein by reference to Exhibit 10.14 of
          Registrant's Form 8-K filed March 3, 1997).
10.19     Employment Agreement dated September 4, 1997 by and between
          Coyote Network Systems, Inc. and Daniel W. Latham.
          (incorporated herein by reference to Exhibit 10.30 of
          Registrant's Form 10-K filed September 23, 1997).
10.20     Stockholder Protection Rights Agreement dated as of
          September 10, 1996 between Coyote Network Systems, Inc. and
          ChaseMellon Shareholder Services, L.L.C. as Rights Agent
          (incorporated herein by reference to Exhibit 1 of
          Registrant's Form 8-A filed September 11, 1996).
10.21     1998 Non-Employee Director Stock Option Plan dated February
          19, 1998 (incorporated herein by reference to Exhibit 10.34 of Registrant's Form 10-K filed July 14, 1998).
10.22     Stock Purchase Agreement dated March 31, 1998, between C&L
          Acquisitions, Inc. and Technology Services Corporation
          (incorporated herein by reference to Exhibit 99.1 of
          Registrant's Form 8-K dated April 16, 1998 filed June 19,
          1998).
10.23     Employment Agreement effectively dated April 1, 1998, by and between Coyote Network Systems, Inc. and James J. Fiedler
          (incorporated herein by reference to Exhibit 10.1 of
          Registrant's Form 10-Q filed August 14, 1998).
10.24     Employment Agreement effectively dated April 1, 1998, by and between Coyote Network Systems, Inc. and Daniel W. Latham
          (incorporated herein by reference to Exhibit 10.2 of
          Registrant's Form 10-Q filed August 14, 1998).
10.25     Non-Compete Agreement between C&L Acquisitions, Inc. and
          Technology Services Corporation, dated March 31, 1998
          (incorporated herein by reference to Exhibit 99.2 of
          Registrant's Form 8-K dated April 16, 1998 filed June 19,
          1998).

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
10.26     Convertible Preferred Stock Purchase Agreement between
          Coyote Network Systems, Inc. and JNC Opportunity Fund Ltd.,
          dated August 31, 1998 and Registration Rights Agreement
          dated as of August 31, 1998 between Coyote Network Systems,
          Inc. and JNC Opportunity Fund Ltd. (incorporated herein by reference to Exhibit 10.3 of Registrant's Form 10-Q filed
          November 16, 1998).
10.27     Amendment to Separation Agreement between the Company and
          Sydney B. Lilly effective September 30, 1998 (incorporated herein by reference to Exhibit 10.41 of Registrant's Form
          10-K for the fiscal year ended March 31, 1999 filed July 14,
          1999).
10.28     Purchase Agreement, dated September 30, 1999, among Coyote
          Network Systems, Inc., American Gateway Telecommunications,
          Inc., Coyote Gateway, LLC, PrinVest Corp., PrinVest
          Financial Corp. and Arnold A. Salinas (incorporated by
          reference to Exhibit 2 to the Registrant's Form 8-K dated
          October 27, 1999, filed November 12, 1999).
10.29     Employment Agreement dated as of January 26, 2000 by and
          between Coyote Network Systems, Inc. and James R. McCullough
          (incorporated herein by reference to Exhibit 10.1 of
          Registrant's Form 8-K dated January 25, 2000 filed February
          14, 2000).
10.30     Consulting Agreement dated as of January 26, 2000 by and
          between Coyote Network Systems, Inc. and KRJ, LLC
          (incorporated herein by reference to Exhibit 10.2 of
          Registrant's Form 8-K dated January 25, 2000 filed February
          14, 2000).
10.31     Agreement and Plan of Merger dated May 10, 2000 by and among
          Coyote Network Systems, Inc., Primary Knowledge, Inc., DQE
          Enterprises, Inc., Barbara Conrad and Jerry Conrad
          (incorporated by reference to Exhibit 10.1 of the
          Registrant's Form 8-K dated May 10, 2000 filed June 9,
          2000).
10.32     First Amendment to Agreement and Plan of Merger dated May
          26, 2000 by and among Coyote Network Systems, Inc., Primary
          Knowledge, Inc., DQE Enterprises, Inc., Barbara Conrad and
          Jerry Conrad (incorporated by reference to Exhibit 10.1 of the Registrant's Form 8-K dated May 10, 2000 filed June 9,
          2000).
10.33     Financial Services Agreement dated as of March 31, 2000
          among Coyote Technologies, LLC, Coyote Network Systems, Inc.
          and First Venture Leasing, LLC.
10.34     Master Remarketing Agreement dated as of March 31, 2000
          between Coyote Technologies, LLC, and First Venture Leasing,
          LLC.
10.35     Separation Agreement dated as of February 16, 2000 between
          Coyote Network Systems, Inc. and James J. Fiedler.
10.36     Bill of Sale dated March 22, 1999 of Wireless USA, Inc.,
          agreed to by Coyote Technologies, LLC.
21        Subsidiaries of Registrant
23        Consent of Independent Accountants
27        Financial Data Schedule

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Shareholders of Coyote Network Systems, Inc. and Subsidiaries:


     We have audited in accordance with auditing standards generally accepted in the United States the consolidated financial statements of Coyote Network Systems, Inc. included in this Form 10-K, and have issued our report thereon dated June 29, 2000. Our audit was made for the purpose of forming an opinion on those statements taken as a whole. The Schedule of Valuation and Qualifying Accounts is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commissions rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


ARTHUR ANDERSEN LLP

Los Angeles, California

June 29, 2000

                 COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES



                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS


                                 (IN THOUSANDS)



                                        BALANCE AT                                              BALANCE AT
                                       BEGINNING OF                                               END OF
                                          PERIOD       ACQUISITION    PROVISION    WRITE-OFF      PERIOD
                                       ------------    -----------    ---------    ---------    ----------
Allowance for doubtful accounts:
  Year ended March 31, 1998..........      $ --           $ --          $ --         $ --          $ --
  Year ended March 31, 1999..........      $ --           $ --          $377         $ --          $377
  Year ended March 31, 2000..........      $377           $ --          $216         $ --          $593

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


                                          COYOTE NETWORK SYSTEMS, INC.


                                          By:    /s/ JAMES R. MCCULLOUGH

                                            ------------------------------------
                                                    James R. McCullough
                                                  Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of and in the capacities and on the dates indicated.


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

                 /s/ CHERYL JOHNSON                               Controller              June 29, 2000
-----------------------------------------------------       Principal Financial and
                   Cheryl Johnson                             Accounting Officer

                  /s/ JOHN M. EGER                                 Director               June 29, 2000
-----------------------------------------------------
                    John M. Eger

                /s/ J. THOMAS MARKLEY                              Director               June 29, 2000
-----------------------------------------------------
                  J. Thomas Markley