Form 10-Q/A
period 1999-06-30
COYOTE NETWORK SYSTEMS INC
filed 2000-07-19
CIK 57201

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      -----------------------------------

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


                      -----------------------------------

                          Commission file number 1-5486

                          COYOTE NETWORK SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)


          Delaware                                      36-2448698
---------------------------------           -----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)


    1640 South Sepulveda Boulevard, Suite 320, Los Angeles, California 90025
    ------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                 (800) 935-8506
               --------------------------------------------------
              (Registrant's telephone number, including area code)


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

At July 12, 2000, the Registrant had issued and outstanding an aggregate of 17,430,451 shares of its common stock.

================================================================================

                          COYOTE NETWORK SYSTEMS, INC.

                                AND SUBSIDIARIES

                                                                           Page

PART I.  FINANCIAL INFORMATION

         Item 1.    Financial Statements

                    Balance Sheets..........................................   1
                    Statements of Operations................................   2
                    Statements of Cash Flows................................   3
                    Notes to Financial Statements...........................   4
         Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................  14

         Item 3.    Quantitative and Qualitative Disclosures About
                      Market Risk...........................................  18


PART II. OTHER INFORMATION

         Item 2.    Changes in Securities and Use of Proceeds...............  20
         Item 6.    Exhibits and Reports on Form 8-K........................  20
         Signatures ........................................................  21

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                                    June 30, 1999     March 31, 1999
                                        Assets                                       (Unaudited)
Current assets:
     Cash and cash equivalents                                                       $    1,344         $   1,225
     Receivables, net of allowance of $160 at June 30, 1999 and
     Notes receivable - current                                                           2,367             2,367
     Deposits and other current assets                                                    4,601             4,321
     Net current assets of discontinued operations                                        4,343             5,046
                                                                                     ----------         ---------
         Total current assets                                                            15,096            15,461
Property and equipment, net                                                               6,423             5,430
Intangible assets, net                                                                    2,297             2,303
Net long term assets of discontinued operations                                           7,857             7,917
Notes receivable - non-current                                                              905               871
Investments                                                                               1,550             1,550
Other assets                                                                                620               619
                                                                                     ----------         ---------
                                                                                     $   34,748         $  34,151
                                                                                     ==========         =========
                          Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                                 $      777         $   1,133
     Accounts payable                                                                     8,149             8,160
     Other accrued liabilities                                                            3,066             4,101
     Deferred revenue and customer deposits                                                 260             1,410
     Current portion of long-term debt and capital lease obligations                      1,147             1,316
                                                                                     ----------         ---------
         Total current liabilities                                                       13,399            16,120

Notes payable                                                                             9,049             8,183
Long-term debt                                                                            1,464             1,534
Capital lease obligations                                                                 1,785             1,817
Other liabilities                                                                           422               440
Commitments and contingencies

Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares;
        issued 600 and 700 shares in 2000 and 1999, respectively,
     Common stock - $1 par value:  authorized 30,000,000 shares,
         issued 13,290,042 and 11,167,456 shares in 2000 and 1999, respectively          13,290            11,167
     Additional paid-in capital                                                         113,257           109,254
     Accumulated deficit                                                               (119,756)         (116,002)
     Treasury stock at cost                                                              (5,757)           (5,757)
                                                                                     -----------        ----------
         Total shareholders' equity                                                       8,629             6,057
                                                                                     ----------         ---------
                                                                                     $   34,748         $  34,151
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

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                                     3 MONTHS ENDED
                                                                                           ---------------------------------
                                                                                           June 30, 1999      June 30, 1998
                                                                                           -------------      -------------
Net sales                                                                                    $   1,860         $     128
Cost of goods sold                                                                               1,413               162
                                                                                             ---------         ---------
Gross profit (loss)                                                                                447               (34)
Selling and administrative expenses                                                              2,456             1,091
                                                                                             ---------         ---------
Operating loss                                                                                  (2,009)           (1,125)
Interest expense                                                                                  (352)              (15)
Other non-operating income (expense)                                                               184              (159)
                                                                                             ---------         ---------
Loss from continuing operations                                                                 (2,177)           (1,299)
Income (loss) from discontinued operations                                                      (1,498)              221
                                                                                             ----------        ---------
         Net loss                                                                            $  (3,675)        $  (1,078)
                                                                                             ==========        ==========
Preferred stock dividends                                                                    $     (79)        $   ---
Net loss                                                                                        (3,675)           (1,078)
                                                                                             ----------        ----------
Loss applicable to common shareholders                                                       $  (3,754)        $  (1,078)
                                                                                             ==========        ==========
Income (loss) per common share (basic & diluted):
         Continuing operations                                                               $    (.20)        $   (.14)
         Discontinued operations                                                                  (.14)             .03
                                                                                             ----------        --------
              Net loss per common share (basic & diluted)                                    $    (.34)        $   (.11)
                                                                                             ==========        =========
Weighted average number of common shares outstanding

         - basic & diluted                                                                      11,207             9,467
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

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                                     3 MONTHS ENDED
                                                                                           ----------------------------------
Operating activities:                                                                      June 30, 1999      June 30, 1998
                                                                                           -------------      -------------
     Net loss                                                                                $   (3,675)       $   (1,078)
Adjustments  to  reconcile  loss  to  net  cash  provided  (used)  by  operating activities:

     Depreciation and amortization                                                                  211                90
     Compensation expense relating to stock options and warrants                                    100              ---
     Other                                                                                          (79)             ---
     Net change in discontinued operations                                                       (1,750)             613
     Changes in current assets and liabilities                                                      170             1,242
                                                                                             ----------        ----------
Net cash provided (used) by operating activities                                                 (5,023)              867
                                                                                             -----------       ----------
Investing activities:
     Purchases of property and equipment                                                         (1,198)             (266)
     Proceeds from sales of marketable securities                                                  ---                 16
     Change in notes receivable                                                                     (34)              340
     Net change in discontinued operations                                                         (91)              (508)
                                                                                             ----------        -----------
Net cash used by investing activities                                                            (1,323)             (418)
                                                                                             -----------       -----------
Financing activities:
     Repayments of long-term debt and capital lease obligations                                    (271)              (71)
     Common stock issued, net of expenses                                                        10,226               300
     Redemption of preferred stock                                                               (4,000)             ---
     Increase in notes payable                                                                      866               590
     Decrease in borrowing on line of credit                                                       (356)             ---
                                                                                             -----------       ---------
Net cash provided by financing activities                                                         6,465               819
                                                                                             ----------        ----------
Increase in cash and cash equivalents                                                               119             1,268
Cash and cash equivalents:
     At beginning of the period                                                                   1,225             3,746
                                                                                             ----------        ----------
     At end of the period                                                                    $    1,344        $    5,014
                                                                                             ==========        ==========
Non-cash transactions:
     Conversion of convertible notes and interest into common stock                          $     ---         $    3,407

     Preferred stock conversion inducement                                                          200              ---

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

Operating results for the three months ended June 30, 1999, are not necessarily indicative of results for the fiscal year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the fiscal year ended March 31, 1999 and annual report on Form 10-K for the fiscal year ended March 31, 2000.


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

                                                                   June 30, 1999      March 31, 1999
                                                                   -------------      --------------
                                                                    (Unaudited)
   Current assets:
        Accounts receivable                                            $  1,387         $  3,390
        Inventory                                                         3,542            2,130
        Accrued liabilities                                                (586)            (474)
                                                                       ---------        ---------
   Net current assets of discontinued operations                       $  4,343         $  5,046
                                                                       ========         ========

        Property and equipment, net                                    $  2,651         $  2,763
        Capitalized software development and intellectual rights          5,206            4,920
                                                                       --------         --------
   Net long-term assets of discontinued operations                     $  7,857         $  7,683
                                                                       ========         ========

Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date will be included in the estimated loss on disposal. The Company recorded a charge for estimated loss on disposal of the switch business of approximately $11.0 million in the fourth quarter of fiscal 2000, which includes an estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. The Company expects to dispose of the segment near the end of the second quarter of fiscal 2001.

The Company has reflected certain reclassifications to net sales as previously reported to reflect the deferral of revenue (1) for shipments to non-credit worthy customers which were previously recorded as revenue upon shipment and (2) for the contingencies discussed in revenue recognition in Note 1 in the March 31, 2000 Form 10-K. These reclassifications reduced sales and cost of sales by equal amounts and did not affect net income, as the margins were fully reserved for upon shipment. All non-credit worthy customers who received shipments during the first three quarters of fiscal 1999 and fiscal 2000, obtained third party lease financing prior to the end of the respective fiscal year except for shipments totaling approximately $650,000 in fiscal 2000. Warrants given as incentives to third party leasing companies are presented as reductions of net sales. The operating results relating to the above discontinued segments are as follows (dollars in thousands):

                                                                3 Months Ended
                                                      -------------------------------
                                                                 (Unaudited)
                                                      June 30, 1999     June 30, 1998
                                                      -------------     -------------
      Net sales - previously reported                   $  8,546          $ 7,065
                                                        ========          =======
      Net sales - revised                               $  2,646          $ 7,065
                                                        ========          =======
      Income (loss) from discontinued operations        $ (1,188)         $   221
                                                        =========         =======

After the decision to discontinue the switch business, the Company is operating in only one segment, long distance services.

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

Prior to the sale of the land and buildings in July 1999, additional expenses of $314,000 were incurred related to property taxes. $310,000 of these costs are included in the loss from discontinued operations in the condensed consolidated statement of operations for the three months ended June 30, 1999 and a further $4,000 was incurred and charged in the quarter ended September 30, 1999.


NOTE 3   ACQUISITIONS
--------------------------------------------------------------------------------
In December 1997, the Company entered into a letter of intent regarding a merger with NUKO Information Systems, Inc. ("NUKO"). NUKO is a manufacturer of compression and transmission technology for a variety of video applications. The Company subsequently was unable to reach agreement with NUKO on the transaction and withdrew its offer in March 1998. During negotiations, and in accordance with the terms of the letter of intent, the Company advanced funds to support NUKO's ongoing activity. Including the interest, the total funding advanced to NUKO and owed to the Company of $1.9 million was secured by a pledge to the Company of shares of stock owned by NUKO in iCompression, Inc. (fka, Internext Compression, Inc.). In April 1998, NUKO filed a voluntary petition under Chapter 11 of the U.S. Bankruptcy Code. In May 1999, the Company received an offer to purchase the collateral for a total price of $1.9 million. The Company accepted this offer subject to NUKO's right of first offer to purchase the shares. This amount is included in notes receivable - current in the accompanying balance sheet. In July 1999, the Company received $1.9 million from the sale of the collateral, which provided full recovery of the principal and interest owed on the loans.


NOTE 4            DISPOSITION OF ASSETS
--------------------------------------------------------------------------------
On October 27, 1999, pursuant to a Purchase Agreement, dated September 30, 1999, among the Company, American Gateway Telecommunications, Inc. ("AGTI"), Coyote Gateway, LLC d/b/a American Gateway Telecommunications, ("AGT"), Prinvest Corp. ("PVC"), Prinvest Financial Corp. ("PFC"; together with PVC, "Prinvest") and Arnold A. Salinas ("Salinas"), the Company sold its approximately 80% membership interest in AGT to AGT's remaining member, AGTI, which previously held an approximately 20% membership interest in AGT (the "Sale"). As specified in the Purchase Agreement, the sale was effective on September 30, 1999 and AGTI established 100% control of the business as of that date.

The book value of AGT's assets and liabilities as at September 30, 1999 was as follows (dollars in thousands):

         Current assets
               Cash and cash equivalents                     $      80
               Receivables                                         389
               Prepaid and other current assets                  3,471
                                                             ---------
                    Total current assets                         3,940
         Property and equipment, net                             1,294
         Intangible assets, net                                    116
                                                             ---------
                    Total assets                             $   5,350
                                                             =========
         Current liabilities

               Accounts payable                              $     969
               Other accrued liabilities                           339
                                                             ---------
                    Total current liabilities                    1,308
         Notes payable                                          10,251
         Members equity (deficit)
               Capital contributed                                 795
               Accumulated deficit                              (7,004)
                                                             ----------
                    Total equity (deficit)                      (6,209)
                                                             ----------
                                                             $   5,350

In consideration for the Sale, the Company is entitled to receive, for 18 months after the Sale, a monthly margin participation payment from AGT equal to $0.0025 per minute of telecommunications traffic switched or routed by AGT through AGT's telecommunications network, which the Company estimates will be less than $50,000 and will record any such revenue upon receipt. Pursuant to the terms of the Agreement, AGT remained directly liable for its $10.2 million credit facility (the "Credit Facility") with Prinvest, whose affiliate owns 53.75% of AGTI. The Company has been relieved of its obligations under its pledge agreement with Prinvest which secured the Credit Facility and, in connection therewith, Prinvest has returned to the Company the 708,692 treasury shares of the Company's common stock which had been pledged by the Company as collateral for the Credit Facility. In addition, as a result of the Sale, the Company is no longer required to reflect the Credit Facility on its consolidated financial statements and, accordingly, the Company recognized a gain of $6,209,000 from the Sale in the second quarter of fiscal 2000. The Company did not receive any immediate cash payments as a result of the Sale.

In addition, for the 18 months after the Sale, the Company will be the exclusive supplier of telecommunications switches to AGT; AGT will receive a fifty percent purchase discount on all Company-manufactured switches it purchases from the Company during this time period. As of July 10, 2000, the Company has not received any switch purchase orders from AGT and does not anticipate any. Coyote Communications Services, LLC, an affiliate included in discontinued operations, will continue to provide maintenance and technical support services to AGT on a month-to-month renewable basis, pursuant to the parties' existing maintenance and servicing agreement


NOTE 5   SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Common Stock and Convertible Preferred Stock
--------------------------------------------
On May 27, 1999, the Company sold, pursuant to Rule 506 under Regulation D, 1,767,000 shares of common stock at $6.00 per share in a private placement with new and existing domestic and international institutional investors. The placement agent received cash commissions of $352,000 and commissions in the form of common stock aggregating 131,148 shares and five-year warrants to purchase 176,700 shares at $6.00 per share. Of the net proceeds of approximately $10.2 million, $4.0 million were used to redeem a portion of the outstanding Convertible Preferred Stock and the balance is to be used for working capital. In connection with this redemption, the conversion price of the remaining $6 million of Convertible Preferred Stock was fixed at $6.00 per share pursuant to
Section 4(2) of the Securities Act and the Company issued the holder of the Convertible Preferred Stock 18-month warrants to purchase 325,000 shares of common stock at $6.00 per share with a Black-Scholes fair market value of $1.3 million. These warrants may be exercised at any time until December 30, 2000. The excess of the amount given over the fair value of the shares immediately prior to the inducement was $200,000. The excess has been added to Preferred Stock.

On July 15, 1999, the Company filed a registration statement as to the common stock issued in the private placement and underlying the warrants and Convertible Preferred Stock referred to above.

Options and Warrants
--------------------
During the quarter ended June 30, 1999, the Board of Directors granted five-year options to purchase a total of 664,582 shares of the Company's common stock to certain executives, employees and non-employee directors. The per share exercise price of these grants are equal to the closing market price of the Company's common stock on the grant date and range from $4.40 to $7.50. These options vest in one-third increments over three years.

In June 1999, Mr. James J. Fiedler, the Company's former Chairman and Chief Executive Officer, converted 350 Class B Units into 192,938 shares of Company common stock in accordance with the terms of conversion available to the holder.

In July 1999, Mr. Daniel W. Latham, the Company's President and Chief Operating Officer, converted 38 Class B Units into 21,000 shares of Company common stock in accordance with the terms of conversion available to the holder.

In June 1999, a warrant holder exercised such warrants to acquire 31,500 shares of Company common stock at an exercise price of $2.86 per share.


NOTE 6   RELATED PARTY TRANSACTIONS
--------------------------------------------------------------------------------

In June 1999 Mr. Fiedler, the Company's former Chairman and Chief Executive Officer, and Mr. Latham, the Company's President and Chief Operating Officer, converted, respectively, 350 and 38 Class B Units into 192,938 and 21,000 shares of Company common stock. These conversions were made in accordance with the conversion terms available to holders of Class B Units.

In July 1999, the Company received an offer for a commitment for a stand-by credit facility from certain shareholders that would provide a funding commitment to the Company of $3.5 million. The shareholders offering this facility were Strategic Restructuring Partnership, Mr. Alan J. Andreini, Junction Investors, Ardent Research Partners and Mr. Fred Stein. This facility would be secured by the stock of INET, bear 12.5% interest on the outstanding principal balance and be repayable on March 31, 2000. This commitment has expired.

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

In September, October and November 1999, the Company completed and received funding under a series of two demand loans. The first loan for a total amount of $600,000 was provided to the Company by Mr. Fiedler in the amount of $175,000, by Mr. Latham in the amount of $75,000 and by Mr. Alan J. Andreini, a shareholder of the Company, in the amount of $350,000 in October 1999. This loan bore interest at bank's prime rate (8.25% at September 30, 1999) plus 1% per year, was repayable on demand and was secured against the Company's investment in Systeam, S.p.A.

The second loan for a total amount of $1,225,000 was provided to the Company by Mr. Richard L. Haydon, a shareholder of the Company, in the amount of $500,000, by Mr. Alan J. Andreini in the amount of $225,000 and by three other shareholders in a combined total amount of $500,000 in November 1999. This loan bore interest at the rate of 17.5% per year and was repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan was three years to November 2002. This loan was secured by a pledge of shares of the common stock of INET Interactive Network System, Inc., a wholly owned subsidiary of the Company. Under the terms of this loan, the lenders were granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of common stock of the Company at an exercise price of $4.50 per share. The warrants resulted in a non-cash interest expense charge of $0.3 million recognized in the fourth quarter of fiscal 2000.

Of the above funding, $475,000 was received by the Company during the quarter ended September 30, 1999 and $1,350,000 was received by the Company during October and November 1999. These borrowings together with the accrued interest were fully repaid in February and April 2000.

In January 2000, the Company restructured its management and business strategy. On January 14, 2000 the Company issued options to Mr. James R. McCullough, the Company's Chief Executive Officer and a director, to purchase 750,000 shares of common stock at $5.00 per share. The closing price of the Company's stock on the date of grant was $5.50. Three hundred thousand options vested upon grant, with the remaining options vesting in one-third increments over three years, beginning January 14, 2001, subject to acceleration if certain common stock price targets are met and sustained.

On January 26, 2000, the Company entered into a Consulting Agreement with KRJ, LLC. Pursuant to the Consulting Agreement, KRJ provided assistance in identifying strategic partners and business opportunities, making introductions to IP Telephony customers, introducing new management, restructuring vendor finance programs, investor relations, and identifying credit facilities. As compensation for services KRJ provided to the Company on or prior to January 26, 2000, the Company issued to KRJ 2,000,000 shares of common stock. These shares are non-forfeitable. Of such shares, 1,250,000 were placed in escrow to be released to KRJ in three equal annual installments, subject to acceleration if certain common stock price targets are met and sustained. In March 2000, 416,000 shares were released from escrow as one of the common stock price targets was met and sustained. In addition, unless there is a change of control of the Company (as defined in the Consulting Agreement), KRJ agreed not to sell, pledge, hypothecate or otherwise transfer any of the 2,000,000 shares for a period 12 months after the respective dates of delivery of any of such shares. The Company waived this restriction in connection with certain share transfers made in March and April 2000 by KRJ. Mr. McCullough has an approximately one-third interest in KRJ and the balance of KRJ is owned by affiliates of First Venture Leasing, LLC ("First Venture"). First Venture is an entity in which Mr. James McCullough, the Company's Chief Executive Officer and a director, had a 25% equity interest, which he relinquished effective upon his election to the Company's Board of Directors on February 2, 2000. The Consulting Agreement also provides that over the next three years, KRJ will provide assistance in further identification of additional business opportunities both in the domestic and international markets. Compensation for these additional services will be specifically negotiated at a future date. The Consulting Agreement has been approved by the Company's Board of Directors and the terms of the agreement with KRJ were the result of arms' length negotiation in which Mr. McCullough did not participate. In connection with the issuance of the 2,000,000 shares to KRJ, the Company recorded a one-time, non-cash charge to earnings of approximately $12.6 million in the fourth quarter of fiscal 2000.

The Company and its subsidiary, Coyote Technologies, LLC, entered into a Financial Services Agreement, dated as of January 25, 2000 and amended on February 2, 2000, with First Venture and Coyote Leasing, LLC pursuant to which Coyote Leasing would be the Company's and Coyote Technologies' preferred but nonexclusive source for offering certain leasing and credit packages to their customers.

In connection with the Financial Services Agreement, on January 26, 2000, the Company and Coyote Technologies entered into a Remarketing Agreement with Coyote Leasing. Under the Remarketing Agreement, Coyote Leasing appointed the Company and Coyote Technologies as its agent to remarket Coyote Leasing's equipment, on a non-priority basis, upon termination of its leases of such equipment to end users. All costs of refurbishing and updating the equipment would be paid by Coyote Leasing. In addition, all actual selling costs, including but not limited to installation, de-installation, sales commissions, brokerage fees, transportation, storage, insurance and legal fees must be paid to Coyote Technologies out of the first proceeds of any sale. Coyote Leasing also agreed to pay Coyote Technologies a remarketing fee of 25% of the proceeds remaining after payment or credit to Coyote Leasing of any amounts due but unpaid under user leases and reimbursement of its actual costs.

On January 26, 2000, the Company and Coyote Technologies each also entered into a License Agreement with Coyote Leasing, pursuant to which each granted Coyote Leasing an exclusive, perpetual, sublicensable, worldwide, royalty-free right and license to use certain trademarks, service marks, trade names and other designations in connection with the services to be provided by Coyote Leasing under the Financial Services Agreement.

On March 31, 2000, the Company and Coyote Technologies entered into a new Financial Services Agreement with First Venture, which terminated the January Financial Services Agreement, Remarketing Agreement and License Agreements. Under the new Financial Services Agreement, First Venture committed to fully fund leases, without any holdbacks, for customers in the amount of at least $50 million during calendar year 2000. First Venture also agreed to use its best efforts to originate leases for products with a value of at least $50 million during 2000. Coyote Technologies agreed to provide, upon First Venture's request prior to funding a customer, a guaranty of customer lease payments in the form of cash or a letter of credit to First Venture in an amount not less than 10% of the value of the products leased.

As partial consideration for First Venture's commitment to fund at least $50 million in leases for the Company and to purchase $14.27 million of accounts receivable of Coyote Technologies, the Company issued to First Venture warrants to purchase 620,000 shares and 261,600 shares of common stock at $5.00 and $7.35, respectively, per share. The closing price of the Company's common stock at the date of grant, March 31, 2000, was $11.00. The warrants were vested upon grant, are non-forfeitable and have a three-year term. Accordingly, based upon the measurement date of March 31, 2000, the Company recorded a fair value of the warrants of $6,673,000 using the Black Scholes option pricing model. Assumptions utilized in the model were:

                   Stock price                        $11.00
                   Term                               3 years
                   Exercise prices                    $5.00 and $7.35
                   Volatility                         101.5%
                   Discount rate                      5.95%
                   Illiquidity discount               10%

This amount was classified as a reduction of the discontinued switch equipment sales in the fourth quarter of fiscal 2000 and reflected in the loss on discontinued operations.

First Venture paid the Company cash in the amounts of $10.0 million in March and $1.5 million in April for the accounts receivable, with the remaining balance of

$2.77 million held back as a cash guaranty of such receivables. Such balance will be due and payable to the Company based upon the performance of the leases to which the receivables relate and therefore has not been recorded as revenue.

Also on March 31, 2000, Coyote Technologies entered into a new Remarketing Agreement with First Venture. Under the new Remarketing Agreement, First Venture appointed Coyote Technologies as its exclusive remarketing agent. Coyote Technologies agreed to perform the remarketing services on a non-priority basis. All costs of refurbishing and updating the equipment will be paid by First Venture. In addition, all actual selling costs, including but not limited to installation, de-installation, sales commissions, brokerage fees, transportation, storage, insurance and legal fees must be paid to Coyote Technologies out of the first proceeds of any sale. The balance of the proceeds will be paid to First Venture.

The terms of the agreements with First Venture and Coyote Leasing were the result of arms' length negotiations in which Mr. McCullough did not participate. The agreements with First Venture and Coyote Leasing were approved by the Company's Board of Directors.

See Note 8, Paragraph 3 regarding a repricing of options held by Messrs. Fiedler and Latham.

In June 2000 in consideration of additional services provided under the consulting agreement with KRJ, the Company's Board of Directors resolved to present for shareholder approval the issuance of 2,500,000 shares of common stock and the grant of warrants to purchase 2,400,000 shares of common stock at an exercise price per share of $7.00. The vesting of the shares and the exercisability of the warrants would be dependent on the average bid price of our common stock exceeding certain amounts that range from $12 to $30 per share. The Company will determine the charge to earnings, if any, if and when shareholder approval is obtained.

In June 2000 the Board of Directors approved the grant of options to purchase an additional 750,000 shares of Common Stock to James McCullough, CEO at $7.00 per share. The exercisability of the options is dependent on the closing bid price of the Company's Common Stock exceeding certain amounts ranging from $12.00 to $20.00 per share. All options will vest if Mr. McCullough is terminated without cause or there is a change in control of the Company (other than as a result of the HomeAccess Merger described in Note 8, paragraph 7).


NOTE 7   EARNINGS AND LOSS PER COMMON SHARE
--------------------------------------------------------------------------------

The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share for all periods with a loss from continuing operations. The effect of options and warrants would be anti-dilutive. Dividends on preferred stock have been deducted from the earnings or added to the losses to arrive at the earnings or losses applicable to common shares.

NOTE 8   SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In addition to the subsequent events discussed elsewhere, the following events have occurred subsequent to June 30, 1999:

1. In December 1999 and January 2000, JNC Opportunity Fund Ltd., the holder of 600 shares of 5% Series A Convertible Preferred Stock, converted a total of 356 shares of Series A Preferred Stock and accrued dividends into shares of the Company's common stock. A total of 626,835 shares of common stock were issued.

2. In January and February 2000, the Company entered into a private placement agreement and sold 3,157,895 shares of 6% Series B Preferred Stock, par value $1.00, with a liquidation value of $4.75 per share. Total cash received by the Company was $14,142,000 after payment of $858,000 in fees and expenses associated with the sale. Sunrise Securities Corp., the placement agent, received a commission equal to 7% of the gross proceeds of the sale, consisting of $718,500 cash and 75,000 shares of common stock, plus reimbursement for expenses. The Preferred Stock has no voting rights. At their option, and at any time, the holders may convert any shares of Series B Preferred Stock into shares of common stock at a conversion price of $4.75 per share. Based upon the market value of the common stock (weighted average value of $8.99 per share) on the dates of the issuances of the Series B Convertible Preferred Stock, the conversion price of $4.75 per share represented a discount from market of approximately $4.24 per share. As a result of this discount from market, the Company recorded a beneficial conversion feature of $13,388,000 which has been accounted for as a dividend to preferred shareholders recorded in the fourth quarter of fiscal 2000. The holders are entitled to receive 6% cumulative dividends per year commencing 90 days from the date of the original issue. However, such dividends will not be paid until all amounts then due to the holders of Series A Preferred Stock have been paid. No dividends can be paid or declared on any common stock unless full cash dividends, including past dividends declared, have been paid on the Preferred Stock. At any time after the trading price of the Common Stock equals or exceeds $10 for twenty consecutive trading days, the Company may, at its option, redeem all or any portion of the shares of Series B Preferred Stock then outstanding at $4.75 per share, plus any declared and unpaid dividends.

3. In January 2000, the Board of Directors approved a re-pricing of options to purchase 94,500 shares each awarded to Mr. Fiedler and Mr. Latham from an exercise price of $6.969 per share to $5.00 per share. The awards are subject to shareholder approval of the Company's 2000 Equity Incentive Plan at the annual meeting of stockholders. Upon approval, a charge will be recorded in general and administrative expense if, and to the extent that the market price on the date of stockholder approval (the measurement date) exceeds the new exercise price of $5.00 per share.

4. In February 2000, the Company sold its approximately 9% interest in Systeam, S.p.A. for $1.2 million in cash. A gain on the sale of $0.4 million was recorded in the fourth quarter of fiscal 2000.

5. On April 30, 2000, the Company purchased certain assets, consisting of a customer base of approximately 4,000 residential and small business long distance customers (the "Matrix Base") from Group Long Distance, Inc., or GLDI, a non-facilities based reseller of long distance services to more than 15,000 small and medium-sized businesses and residential customers.

     The Company paid the purchase price for the Matrix Base with $50,000 in cash and a promissory note in the principal amount of $950,000 bearing interest at 8%, payable monthly, maturing April 30, 2002, secured by the assets sold. On May 1, 2000, the Company entered into a Merger Agreement with GLDI pursuant to which a subsidiary of the Company would merge into GLDI. The Company will issue 750,000 shares of the Company's common stock (subject to adjustment based upon the trading price of the common stock prior to closing) to GLDI's shareholders upon the consummation of the merger. The merger is subject to certain closing conditions, including approval of the GLDI shareholders and effectiveness of a registration statement registering the 750,000 shares to be issued.

6. In May 2000, the Board of Directors approved a plan that included the discontinuance of the Company's switch business. The financial statements have been restated to present the operations of the switch business as discontinued operations (see Note 2.)

7. On May 10, 2000, the Company entered into an Agreement and Plan of Merger, subsequently amended on May 26, 2000 (the "Merger Agreement"), under which the Company agreed to acquire Primary Knowledge, Inc., a California corporation in the process of changing its name to HomeAccess MicroWeb, Inc. ("HomeAccess"). HomeAccess is a developer of local community on-line exchange services that are expected to enable customers to select, order and pay for products and services on-line from local merchants using personal computers or less expensive screen phones. Upon consummation of the merger, the Company has agreed to issue 1,384,178 shares of Series C Preferred Stock and between 3,229,747 and 4,556,250 shares of Common Stock (dependent upon the price of the Common Stock on the closing date) to the stockholders of HomeAccess. The shares of Series C Preferred Stock are convertible into between 1,952,679 and 1,384,178 shares of Common Stock, dependent upon the price of the Common Stock on the closing date. For a period of four years after consummation of the merger, the Company has agreed to issue to the shareholders of HomeAccess, collectively, two shares of Common Stock for each new customer acquired by HomeAccess; provided the customer has been preapproved by the Company and has met certain performance criteria. In no event will the maximum number of shares issued under this program exceed 13% of the total number of shares of Common Stock outstanding, on a fully diluted basis, on the closing date. The Company has also agreed to issue a warrant to purchase up to 3,600,000 shares of Common Stock at an exercise price of $20 per share if certain performance criteria are met. The consummation of the transactions contemplated by the Merger Agreement are subject to certain contingencies, including stockholder approval.

8. The Company entered into a letter of intent effective May 6, 2000 to acquire Ariana, Inc., an international and domestic long distance carrier, through the issuance of 441,175 shares of Common Stock. The Company could issue additional shares of Common Stock valued at up to $3.0 million if earn-out targets are met.

9. The Company entered into Stock Purchase Agreements dated June 1, 2000 to acquire PolyLink Gateway International, and PolyLink Development, Ltd., two Hong Kong based telecommunications providers under common ownership, for an aggregate of 258,064 shares of Common Stock and a $250,000 cash payment, plus an additional cash payment of $250,000 if an earn-out event occurs.

10. See Note 5 regarding the Financial Services and Remarketing Agreements the Company entered into with First Venture, First Venture's purchase of $14.27 million of the Company's accounts receivable and the issuance of warrants to First Venture.

11. See Note 5 regarding 2,000,000 shares issued to KRJ, LLC and the $12.6 million charge taken in connection therewith and Board approval to present for a vote of the Company's stockholders an additional 2,500,000 shares and warrants to purchase 2,400,000 shares.

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

Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date will be included in the estimated loss on disposal. We recorded a charge for estimated loss on disposal of the switch business of approximately $11.0 million in the fourth quarter of fiscal 2000, which includes an estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. We expect to dispose of the segment near the end of the second quarter of fiscal 2001.

Following this decision to discontinue the operations of the telecommunications switching business, our business is reported for as one continuing operating segment, long distance services.

As a result of the discontinuances, dispositions, acquisitions and other events described above, the comparison of year-to-year results may not be meaningful.

Results of Operations
------------------------------------------
The results for the three months ended June 30, 1999 and the comparative historical results have been restated to reflect the operations of our DSS Switch business segment separately as discontinued operations. The following discussion relates to the continuing operations of the long distance services and our corporate administration offices.

The long distance services business was comprised of two subsidiaries: AGT, which was acquired in April 1998 and sold effective September 1999; and INET, which was acquired in September 1998.

Three Months Ended June 30, 1999 versus Three Months Ended June 30, 1998
------------------------------------------------------------------------
The continuing operations of the two international long distance service subsidiaries that were acquired during fiscal 1999 generated revenues of $1.9 million in the first quarter of fiscal 2000 compared to $0.1 million for the first quarter of fiscal 1999, an increase of $1.8 million. This increase was primarily due to revenues of INET of $1.8 million in the first quarter of fiscal 2000, which was not acquired until the third quarter of fiscal 1999. Revenues of AGT were $0.08 million and $0.13 million in the three months ended June 30, 1999 and 1998, respectively.

Cost of sales for the first quarter of fiscal 2000 were $1.4 million, compared to $0.2 million for fiscal 1999, an increase of $1.2 million. The increase primarily results from the costs applicable to the INET revenues. Cost of sale for AGT increased to $0.19 million in the first quarter of fiscal 2000 from $0.16 million in the first quarter of fiscal 1999.

Gross profit on the continuing long distance services was $0.4 million for the first quarter of fiscal 2000, compared to a gross loss of $0.03 million in fiscal 1999. The improvement in gross profit was primarily due to more profitable revenues generated by INET. Gross loss attributable to AGT was $0.11 million in the first quarter of fiscal 2000 compared to a gross loss of $0.03 million in the first quarter of fiscal 1999.

Selling and administrative expenses of the continuing operations for the first quarter of fiscal 2000 were $2.5 million, compared to $1.1 million for the first quarter of fiscal 1999, an increase of $1.4 million, or 125%. This increase was primarily related to the expenses of the recently acquired INET subsidiary. Selling and administrative expenses as a percentage of revenues for the first quarter of fiscal 2000 were 132% in the first quarter of fiscal 2000, compared to 852% for the first quarter of fiscal 1999. Selling and administrative expenses for AGT, as a percentage of its revenues were 532% in the first quarter of fiscal 2000 compared to 126% in the first quarter of fiscal 1999.

The operating loss for the first quarter of fiscal 2000 was $2.0 million, compared to $1.1 million in the first quarter of fiscal 1999, an increase of $0.9 million, or 78%. This increase was primarily due to increases in selling and administrative expenses described above.

Interest expense for the first quarter of fiscal 2000 was $0.4 million, compared to $0.02 million for the first quarter of fiscal 1999. The increased expense resulted primarily from an increase of $0.9 million in notes payable.

Loss from continuing operations for the first quarter of fiscal 2000 was $2.2 million, compared to $1.3 million for the first quarter of fiscal 1999, an increase of $0.9 million, or 68%. The increase resulted primarily from increased selling and administrative expenses partially offset by the improvement in gross profit.

The loss from discontinued operations for the first quarter of fiscal year 2000 was $1.5 million, compared to income of $0.2 million in the first quarter of fiscal 1999. This change was primarily due to decreases in revenues of $4.4 million for the period, resulting from a lack of orders received from credit worthy customers. The decrease in demand for our circuit-based switch product is partly due to our customers' demand for a product that has an integrated Internet Protocol, which the customers view as more competitively priced. Demand has also been limited by reductions in the international long distance rates which have reduced the potential profitability of small and medium sized carriers and hindered their ability to readily obtain third party lease financing. During the three months ended June 30, 1999, we shipped switching equipment valued at $7.5 million to customers who were in the process of obtaining third party lease financing. These customers agreed to pay for the equipment pursuant to promissory notes payable over three years, secured by the equipment. Because these customers are not considered credit worthy, these sales will not be recognized until the customers obtain lease financing or payments are received pursuant to the notes. Revenues of $5.3 million for the quarter ended March 31, 2000 are attributable to these customers obtaining lease financing and for which we received payment in March and April 2000. During the three months ended June 30, 1999, we recognized $1.6 million related to contingency payments received during the current quarter for installations of switch equipment shipped in prior quarters.

Liquidity and Capital Resources
--------------------------------

As of June 30, 1999, we had working capital of $1.7 million.

During the first three months of fiscal 2000 we used $5.0 million for operating activities compared to generating $0.9 million during the first three months of fiscal 1999. This decline in operating cash flow is due primarily to the increase in the losses incurred in the continuing long distance services and in the discontinued switch business as well as increases in working capital required to support the discontinued switch business operations.

We used cash for investing activities of $1.3 million during the first three months of fiscal 2000 compared to net cash used for investing activities of $0.4 million in the corresponding period of fiscal 1999. Capital expenditures on equipment purchases of $1.2 million in the first three months of fiscal 2000 represented an increase of $0.9 million from the corresponding period of the prior fiscal year. Purchases were primarily for additional switching equipment required to support the expansion of the international long distance services business. Investment expenditures on discontinued operations comprised of capital expenditures on equipment and software were $0.1 million for the first three months of fiscal 2000 compared to $0.5 million in the prior year. Notes receivable increased by $0.03 million in the first three months of fiscal 2000 compared to a reduction of $0.3 million in the prior year when payments were received from notes related to the sale of C&L Communications, our former subsidiary.

Net cash provided by financing activities for the first three months of fiscal 2000 was $6.5 million, compared to $0.8 million for the corresponding period of fiscal 1999. This increase of $5.6 million results primarily from the net proceeds of a private placement of common stock in May 1999 of $10.2 million, an increase of $0.9 million in notes payable offset by a $4.0 million cost of redemption of 100 shares of Series A Preference Shares and debt reductions of $0.6 million.

In July 1999, we received an offer for a commitment for a stand-by credit facility from certain shareholders that would provide a funding commitment to us of $3.5 million. The shareholders offering this facility were Strategic Restructuring Partnership, Mr. Alan J. Andreini, Junction Investors, Ardent Research Partners and Mr. Fred Stein. This facility would be secured by the stock of INET, bear 12.5% interest on the outstanding principal balance and be repayable on March 31, 2000. This commitment has expired.

During the second and third quarters of fiscal 2000, we completed and received funding under a series of two demand loans. The first loan for a total amount of $600,000 was provided to us by Mr. James J. Fiedler, our former Chairman and Chief Executive Officer, in the amount of $175,000, by Mr. Daniel W. Latham, our President, Chief Operating Officer and a director, in the amount of $75,000 and by Mr. Alan J. Andreini, our shareholder, in the amount of $350,000 in October 1999. This loan bore interest at bank's prime rate plus 1% per year (9.25% at December 31, 1999), was repayable on demand and was secured against our investment in Systeam, S.p.A.

The second loan for a total amount of $1,225,000 was provided to the Company by Mr. Richard L. Haydon, our shareholder, in the amount of $500,000, by Mr. Alan
J. Andreini in the amount of $225,000 and by three other shareholders in a combined total amount of $500,000 in November 1999. This loan bore interest at the rate of 17.5% per year and was repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan was three years to November 2002. This loan was secured by a pledge of shares of the common stock of INET Interactive Network System, Inc., our wholly owned subsidiary. Under the terms of this loan, the lenders were granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of our common stock at an exercise price of $4.50 per share. The warrants resulted in a non-cash interest expense charge of $0.3 million recognized in the fourth quarter of fiscal 2000.

Of the above funding, $475,000 was received by us during the quarter ended September 30, 1999 and $1,350,000 was received by us during October and November 1999. These borrowings together with the accrued interest were fully repaid in February and April 2000.

As of June 30, 1999, our subsidiary, AGT, had notes payable of $9.0 million. These notes were secured by certain of AGT's assets and by pledge of 708,692 shares of our common stock and bore interest at the bank's prime rate (8.25% at September 30, 1999) plus 1/2%. These notes were due on demand. In July 1999, the payment date was extended to December 2001. In September 1999, we sold our subsidiary, AGT, the buyer of AGT assumed these notes and the pledge of our common stock was terminated.

We had capital lease obligations of $2.8 million at June 30, 1999 payable through 2004.

We have a $2.2 million revolving line of credit secured against certain trade receivables. As at June 30, 1999, $0.8 million had been drawn against the line representing the maximum amount available at that time. This line of credit bears interest at the bank's prime rate (8.25% at June 30, 1999) plus 4%. The line of credit expires on August 31, 2000.

We have a long-term obligation in the amount of $1.6 million in connection with principal and interest due on subordinated debentures, which bear interest of 11.25% per year. The debentures mature in January 2002 and interest only is due until such time.

In January and February 2000, we completed two private placements with accredited investors and sold 3,157,895 shares of our 6% Series B Preferred Stock at $4.75 per share. The total cash we received was $14.1 million, net of fees and expenses of $858,000 associated with the placements. Sunrise Securities Corp., the placement agent, received a commission equal to 7% of the gross proceeds of the sale, consisting of $718,500 cash and 75,000 shares of common stock, plus reimbursement for expenses. The Preferred Stock has no voting rights. At their option, and at any time, the holders may convert any shares of Series B Preferred Stock into shares of common stock at a conversion price of $4.75 per share. As a result of this discount from market of approximately $4.24 per share, we recorded a beneficial conversion feature of $13,388,000 which has been accounted for as a dividend to preferred shareholders recorded in the fourth quarter of fiscal 2000. The holders are entitled to receive 6% cumulative dividends per year commencing 90 days from the date of the original issue. However, such dividends shall not be paid until all amounts then due to the holders of Series A Preferred Stock have been paid. No dividends can be paid or declared on any common stock unless full cash dividends, including past dividends declared, have been paid on the Preferred Stock. At any time after the trading price of the Common Stock equals or exceeds $10 for twenty consecutive trading days, we may, at our option, redeem all or any portion of the shares of Series B Preferred Stock then outstanding at $4.75 per share, plus any declared and unpaid dividends.

In February 2000, we completed the sale of our investment in Systeam, S.p.A. and received a cash payment of $1.2 million. A gain on the sale of this investment of approximately $0.4 million was recorded in the fourth quarter of fiscal 2000.

In March 2000, four of our customers completed third party lease contracts with First Venture in respect of $14.3 million of switching equipment previously sold under three year promissory notes secured by the equipment. In March and April 2000, we received payments of $10.0 and $1.5 million, respectively. We expect to receive the remaining balance of $2.8 million if and when the lessees complete their payment obligations to First Venture.

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

The Company's primary market risk exposure is interest rate risk related to borrowings under its revolving line of credit.

Interest Rate Sensitivity Model
---------------------------------------

The table below presents the principal (or notional) amounts and related interest of our borrowings by expected maturity dates. The table presents the borrowings that are sensitive to changes in interest rates and the effect on interest expense of future hypothetical changes in such rates.

                                         Twelve Months Ended June 30
                                         ---------------------------
                                          (U.S. Dollars - Thousands)
                                    1999      2000      2001       2002
                                    ----      ----      ----       ----

       Line of credit borrowings    $777     $1,000    $5,000    $6,000
       Interest expense (A)           68         88       438       525
       Interest expense (B)           76         98       488       585
       Interest expense (C)           60         78       388       465

- The borrowings bear interest at the bank's prime rate plus 1/2% for the line of credit.

- The interest expense shown for line (A) is based upon the actual bank's prime rate at June 30, 1999 of 8.25%.

- The interest expense shown for line (B) is based upon a hypothetical increase of one percentage point in the bank's prime rate to 9.25%.

- The interest expense shown for line (C) is based upon a hypothetical decrease of one percentage point in the bank's prime rate to 7.25%.


Forward Looking Statements
-----------------------------------------------------------------

All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual and Quarterly Reports to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and, in general, the other risk factors set forth in the Company's Annual Report on Form 10-K/A for the fiscal year ended March 31, 1999 and Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The Company does not undertake any obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION
--------------------------------------------------------------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

c) Issuances of equity securities not registered under the Securities Act of 1933 are described in Note 5 of the Condensed Consolidated Financial Statements and incorporated herein by reference.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

a)   Exhibits:

     3.01 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 16, 1998).

     3.02 By-Laws of the Company  (incorporated  herein by  reference to Exhibit
          3.2 of the Company's Form 10-K for the year ended March 31, 1997).

     3.03 Certificate of Designations, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K dated January 31, 2000 filed on February 14,
          2000).

     27   Financial Data Schedule

b)   Reports on Form 8-K:

     (1) A Form 8-K dated April 20, 1999 was filed by the Company on May 5, 1999, which reported under Item 5 the Company's cancellation of its proposed acquisition of Apollo Telecom, Inc.

     (2) A Form 8-K dated May 27, 1999 was filed by the Company on June 3, 1999, which reported under Item 5 that on May 27, 1999, the Company sold, pursuant to Rule 506 under Regulation D, 1,767,000 shares of common stock at $6.00 per share in a private placement with new and existing domestic and international institutional investors.

     (3) A Form 8-K/A dated May 27, 1999 was filed by the Company on June 18, 1999, which amended Item 7 of the Current Report on Form 8-K of Coyote Network Systems, Inc. dated May 27, 1999, filed with the Securities and Exchange Commission on June 3, 1999, to refile Exhibit 4.2. An incorrect copy of such exhibit was filed on June 3, 1999.

     (4) A Form 8-K/A, Amendment No. 2 was filed by the Company on June 22, 1999, which amended Item 7 of the Current Report on Form 8-K/A of Coyote Network Systems, Inc. dated May 27, 1999, filed with the Securities and Exchange Commission on June 18, 1999, to refile Exhibit
          4.2. Such exhibit as filed June 18, 1999, incorrectly listed the title of Mr. Daniel W. Latham. Mr. Latham's title was amended to correctly read President and Chief Operating Officer of Coyote Network Systems, Inc.

                                   SIGNATURES
                     --------------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COYOTE NETWORK SYSTEMS, INC.

DATE:   July 19, 2000          By:  /s/ James R. McCullough
                                    -----------------------------------
                                    James R. McCullough
                                    Chief Executive Officer and Director
                                    (Principal Executive Officer)


DATE:   July 19, 2000
                               By:  /s/ Cheryl Johnson
                                    -----------------------------------
                                    Cheryl Johnson
                                    Controller
                                    (Principal Financial and Accounting Officer)