Form 10-Q/A
period 1999-09-30
COYOTE NETWORK SYSTEMS INC
filed 2000-07-19
CIK 57201

================================================================================

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                      -------------------------------------

                                   FORM 10-Q/A

                                 Amendment No. 2

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


                      -------------------------------------

                         Commission file number: 1-5486

                          COYOTE NETWORK SYSTEMS, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


           Delaware                                    36-2448698
-------------------------------             ----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

   1640 South Sepulveda Boulevard, Suite 320, Los Angeles, California  90025
   -------------------------------------------------------------------------
         (Address of principal executive offices)                  (Zip Code)

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

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.      Financial Statements

                      Balance Sheets........................................   1
                      Statements of Operations..............................   2
                      Statements of Cash Flows..............................   3
                      Notes to Financial Statements.........................   4
         Item 2.      Management's Discussion and Analysis of Financial
                        Condition and Results of Operations.................  13
         Item 3.      Quantitative and Qualitative Disclosures
                        About Market Risk...................................  18


PART II. OTHER INFORMATION

         Item 1.      Legal Proceedings.....................................  20
         Item 2.      Changes in Securities and Use of Proceeds.............  20
         Item 6.      Exhibits and Reports on Form 8-K......................  20
         Signatures   ......................................................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In Thousands, Except Per Share Amounts)

                                                                                Sept. 30, 1999     March 31, 1999
                                        Assets                                   (Unaudited)
Current assets:                                                                 --------------     --------------
     Cash and cash equivalents                                                    $    1,036         $   1,225
     Receivables, net of allowance of $168 at September 30, 1999
     and $377 at March 31, 1999                                                        2,634             2,502
     Notes receivable - current                                                          352             2,367
     Deposits and other current assets                                                 1,548             4,321
     Net current assets of discontinued operations                                     4,059             5,046
                                                                                  ----------         ---------
         Total current assets                                                          9,629            15,461

Property and equipment, net                                                            4,497             5,430
Intangible assets, net                                                                 2,045             2,303
Net long term assets of discontinued operations                                        7,664             7,917
Notes receivable - non-current                                                           928               871
Investments                                                                            1,550             1,550
Other assets                                                                             529               619
                                                                                 -----------         ---------
                                                                                 $    26,842         $  34,151
                                                                                 ===========         =========
                       Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                             $     1,008         $   1,133
     Accounts payable                                                                  7,551             8,160
     Other accrued liabilities                                                         1,643             4,101
     Deferred revenue and customer deposits                                              761             1,410
     Current portion of long-term debt and capital lease obligations                   1,866             1,316
                                                                                 -----------         ---------
         Total current liabilities                                                    12,829            16,120

Notes payable                                                                           ---              8,183
Long-term debt                                                                         1,464             1,534
Capital lease obligations                                                              1,634             1,817
Other liabilities                                                                        428               440
Commitments and contingencies

Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 5,000,000 shares;
       issued 600 and 700 shares in 2000 and 1999, respectively,
       liquidation preference of $10,000 per share                                     7,595             7,395
     Common stock - $1 par value:  authorized 30,000,000 shares, issued
       13,677,496 and 11,167,456 shares in 2000 and 1999, respectively                13,678            11,167
     Additional paid-in capital                                                      114,330           109,254
     Accumulated deficit                                                            (119,359)         (116,002)
     Treasury stock at cost                                                           (5,757)           (5,757)
                                                                                 ------------        ----------
         Total shareholders' equity                                                   10,487             6,057
                                                                                 -----------         ---------
                                                                                 $    26,842         $  34,151
                                                                                 ===========         =========

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                           3 MONTHS ENDED               6 MONTHS ENDED
                                                                       ----------------------      ------------------------
                                                                       Sept. 30,    Sept. 30,      Sept. 30,      Sept. 30,
                                                                          1999        1998            1999           1998
                                                                       ---------    --------       ---------      --------
Net sales                                                               $ 2,447     $   721         $ 4,307       $   849
Cost of sales                                                             2,099         889           3,512         1,051
                                                                        -------     -------         -------       -------
Gross profit (loss)                                                         348        (168)            795          (202)
Selling and administrative expenses                                       3,164       1,539           5,620         2,630
                                                                        -------     -------         -------        ------
Operating loss                                                           (2,816)     (1,707)         (4,825)       (2,832)
Interest expense                                                           (328)        (27)           (680)          (42)

Other non-operating income (expense):
         Gain on sale of AGT                                              6,209        ---            6,209          ---
         Interest and other income                                           (1)        (92)            183          (251)
                                                                        --------    --------        -------      ---------
                                                                          6,208         (92)          6,392          (251)
                                                                        -------     --------        -------      ---------
Income (loss) from continuing operations                                  3,064      (1,826)            887        (3,125)
Income (loss) from discontinued operations                               (2,592)        476          (4,090)          697
                                                                        --------    -------         --------      -------
     Net income (loss)                                                  $   472     $(1,350)        $(3,203)      $(2,428)
                                                                        =======     ========        ========      ========
Preferred stock dividends                                               $   (75)    $  (291)        $  (154)      $  (291)
Net income (loss)                                                           472      (1,350)         (3,203)       (2,428)
                                                                        -------     --------        --------       -------
Income (loss) applicable to common shareholders                         $   397     $(1,641)        $(3,357)      $(2,719)
                                                                        =======      =======         =======       =======
Income (loss) per common share - basic:
     Continuing operations                                              $   .23     $  (.22)        $   .06       $  (.37)
     Discontinued operations                                               (.20)        .05            (.34)          .07
                                                                        --------    -------         --------      -------
         Net income (loss) per common share -basic                      $   .03     $  (.17)        $  (.28)      $  (.30)
                                                                        =======     ========        ========      ========
Income (loss) per common share - diluted:
     Continuing operations                                              $   .19     $  (.22)        $   .05       $  (.37)
     Discontinued operations                                               (.16)        .05            (.27)          .07
                                                                        -------     -------         --------      -------
Net income (loss) per common share -diluted                             $   .03     $  (.17)        $  (.22)      $  (.30)
                                                                        =======     ========        ========      ========

Weighted average number of common shares outstanding - diluted           15,602       9,586          15,070         9,125


            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                              6 MONTHS ENDED
                                                                                      -------------------------------
                                                                                      Sept. 30, 1999   Sept. 30, 1998
                                                                                      --------------   --------------
Operating activities:
     Net loss                                                                             $ (3,203)       $(2,428)
Adjustments to reconcile loss to net cash provided (used) by operating activities:
     Depreciation and amortization                                                             351            189
     Gain on sale of land                                                                     ---             (17)
     Gain on sale of AGT                                                                    (6,209)          ---
     Provision for loss on discontinued operations                                             310            900
     Compensation expense related to stock options and warrants                                455            485
     Net change in discontinued operations                                                   1,010            107
     Changes in current assets and liabilities                                              (3,537)         3,963
                                                                                          ---------       -------

Net cash provided (used) by operating activities                                           (10,823)         3,199
                                                                                          ---------       -------
Investing activities:
     Purchases of property and equipment                                                      (570)          (450)
     Proceeds from sales of marketable securities                                             ---              16
     Proceeds from sale of land                                                               ---              67
     Change in notes receivable                                                              1,958            860
     Increase in investments  in affiliate                                                    ---            (400)
     Cash investment in INET                                                                  ---          (1,333)
     Net change in discontinued operations                                                    (171)        (1,129)
                                                                                          ---------       --------
Net cash provided (used) by investing activities                                             1,217         (2,369)
                                                                                          --------        --------
Financing activities:
     Repayments of long-term debt and capital lease obligations                                (60)           (71)
     Common stock issued, net of expenses                                                   11,332            306
     Redemption of preferred stock                                                          (4,000)          ---
     Increase in note payable                                                                2,424          5,097
     Decrease in borrowing on line of credit                                                  (125)          ---
     Preference stock issued net of expenses                                                  ---           6,345
     Preference stock dividends paid                                                          (154)           (29)
                                                                                          ---------       --------
Net cash provided by financing activities                                                    9,417         11,648
                                                                                          --------        -------

Increase (decrease) in cash and cash equivalents                                              (189)        12,478

Cash and cash equivalents:
     At beginning of the period                                                              1,225          3,746
                                                                                          --------        -------
     At end of the period                                                                 $  1,036        $16,224
                                                                                          ========        =======

Non-cash transactions:
     Issuance of common stock warrants                                                    $    455        $   485
     Conversion of convertible notes and interest into common stock                            ---          3,407
     Discount granted for investment in affiliate                                              ---            900
     Issuance of common stock for INET acquisition                                             ---          1,686
     Conversion of Class B Units into common stock                                             330           ---
     Gain on sale of AGT                                                                     6,209           ---
     Beneficial conversion feature on preference shares                                       ---             262
     Preference stock conversion inducement                                                    200           ---

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

Operating results for the three months ended September 30, 1999, are not necessarily indicative of the results for the fiscal year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the fiscal year ended March 31, 1999 and annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                                  September 30, 1999   March 31, 1999
                                                  ------------------   --------------
                                                       (Unaudited)
  Current assets:
       Accounts receivable                             $  1,472           $  3,390
       Inventory                                          4,992              2,130
       Accrued liabilities                               (2,405)              (474)
                                                       ---------          ---------
  Net current assets of discontinued operations        $  4,059           $  5,046
                                                       ========           ========

       Property and equipment, net                     $  2,442           $  2,763
       Capitalized software development
         and intellectual rights                          5,222              4,920
                                                       --------           --------
  Net long-term assets of discontinued operations      $  7,664           $  7,683
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

                                               3 Months Ended                         6 Months Ended
                                      -------------------------------       --------------------------------
                                                 (Unaudited)                           (Unaudited)
                                      Sept. 30, 1999   Sept. 30, 1998       Sept. 30, 1999    Sept. 30, 1998
                                      --------------   --------------       --------------    --------------
  Net sales - previously reported        $  5,070          $  14,443           $ 13,616          $ 21,508
                                         ========          =========           ========          ========
  Net sales - revised                    $    870          $  11,958           $  3,516          $ 19,023
                                         ========          =========           ========          ========
  Income (loss) from discontinued
       Operations                        $ (2,588)         $   1,376           $ (3,776)         $  1,597
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

1996 - 1997 Restructuring
-------------------------
In November 1996 (and revised in February 1997), the Board of Directors of Coyote Network Systems, Inc. (the "Company") approved a restructuring plan (the "Restructuring") to separate its telecom switching equipment business (the "CTL Business") from the following businesses:

                      Segment                                  Company
                      ------                                   -------
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

In consideration for the Sale, the Company is entitled to receive, for 18 months after the Sale, a monthly margin participation payment from AGT equal to $0.0025 per minute of telecommunications traffic switched or routed by AGT through AGT's telecommunications network, which the Company estimates will be less than $50,000 and will record any such revenue upon receipt. Pursuant to the terms of the Agreement, AGT remained directly liable for its $10.2 million credit facility (the "Credit Facility") with Prinvest, whose affiliate owns 53.75% of AGTI. The Company has been relieved of its obligations under its pledge agreement with Prinvest which secured the Credit Facility and, in connection therewith, Prinvest has returned to the Company the 708,692 treasury shares of the Company's common stock which had been pledged by the Company as collateral for the Credit Facility. In addition, as a result of the Sale, the Company is no longer required to reflect the Credit Facility on its consolidated financial statements and, accordingly, the Company recognized a gain of $6,209,000 from the Sale in the quarter ended September 30, 1999. The Company did not receive any immediate cash payments as a result of the Sale.

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

NOTE 4   SHAREHOLDERS' EQUITY
--------------------------------------------------------------------------------

Options and Warrants
---------------------

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

The second loan for a total amount of $1,225,000 was provided to the Company by Mr. Richard L. Haydon, an affiliate shareholder of the Company, in the amount of $500,000, by Mr. Alan J. Andreini in the amount of $225,000 and by three non-affiliate shareholders in a combined total amount of $500,000 in November 1999. This loan bore interest at the rate of 17.5% per year and was repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan was three years to November 2002. This loan was secured by a pledge of shares of the common stock of INET Interactive Network System, Inc., a wholly owned subsidiary of the Company. Under the terms of this loan, the lenders were granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of common stock of the Company at an exercise price of $4.50 per share. The warrants resulted in a non-cash interest expense charge of $0.3 million in the fourth quarter of fiscal 2000.

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

See Note 7, Paragraph 3 regarding a repricing of options held by Messrs. Fiedler and Latham.

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

                                               3 Months Ended                            6 Months Ended
                                     ----------------------------------        ----------------------------------
                                     Sept. 30, 1999      Sept. 30, 1998        Sept. 30, 1999      Sept. 30, 1998
                                     --------------      --------------        --------------      --------------
Net income (loss)                        $  472            $ (1,350)             $  (3,203)          $ (2,428)
Beneficial conversion feature              ---                 (262)                 ---                 (262)
Preferred dividend                          (75)                (29)                  (154)               (29)
                                         -------           ---------             ----------          ---------
Net income (loss) applicable to
   common stock                          $  397            $ (1,641)             $  (3,357)          $ (2,719)
                                         -------           ---------              ---------           --------

NOTE 7            SUBSEQUENT EVENTS
--------------------------------------------------------------------------------

In addition to the subsequent events discussed elsewhere, the following events have occurred subsequent to September 30, 1999:

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

9. The Company entered into Stock Purchase Agreements dated June 1, 2000 to acquire PolyLink Gateway International and PolyLink Development, Ltd., two Hong Kong based telecommunications providers under common ownership, for an aggregate of 258,064 shares of Common Stock and a $250,000 cash payment, plus an additional cash payment of $250,000 if an earn-out event occurs.

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

General
--------------------------------
Discontinuance of Switch Segment

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

Results of Operations
--------------------------------

The results for the three and six months ended September 30, 1999 and the comparative historical results have been restated to reflect the operations of our DSS Switch business segment separately as discontinued operations. The following discussion relates to the continuing operations of the long distance services and our corporate administration offices.

The long distance services business was comprised of two subsidiaries: AGT, which was acquired in April 1998 and sold effective September 1999; and INET, which was acquired in September 1998.

Three Months Ended September 30, 1999 versus Three Months Ended
September 30, 1998
---------------------------------------------------------------

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

Cost of sales for the second quarter of fiscal 2000 were $2.1 million, compared to $0.9 million for the prior quarter, an increase of $1.2 million, or 133%. The increase in cost of sales primarily results from our acquisition of INET after the second quarter of fiscal 1999 and also reflects lower costs obtained particularly on the traffic routes to customers in Asia. Cost of sales of AGT decreased to $0.6 million in the second quarter of fiscal 2000 from $0.9 million in the second quarter of fiscal 1999.

Gross profit for the second quarter of fiscal 2000 was $0.3 million, compared to a loss of $0.2 million for the prior quarter. Gross profit for the second quarter of fiscal 2000 represented 14% of revenues. The improvement over the loss in the second quarter of fiscal 1999 was due to the increases in revenue generated by INET at more favorable profit margins.

Selling and administrative expenses of the continuing operations for the second quarter of fiscal 2000 were $3.2 million, compared to $1.5 million for the second quarter of fiscal 1999, an increase of $1.7 million, or 105%. This increase was primarily related to the additional personnel related to INET (35 personnel), which was not acquired until the end of the quarter of the prior year and increases in advertising and promotional expenses of approximately $0.6 million to promote growth of the long distance service business.

The operating loss for the second quarter of fiscal 2000 was $2.8 million, compared to a loss of $1.7 million in the second quarter of fiscal 1999, an increase of $1.1 million, or 65%. This increase was primarily due to the increase in the operating expenses described above, offset by increased revenue and lower cost of sales.

Interest expense for the second quarter of fiscal 2000 was $0.3 million, compared to $0.03 million for the second quarter of fiscal 1999. The increased expense results from a $2.4 million increase in notes payable and a $0.2 million increase in borrowings under a line of credit to finance our long distance service operations.

Non-operating income for the second quarter of fiscal 2000 was $6.2 million, compared to non-operating expense of $0.1 million in the second quarter of fiscal 1999. Non-operating income in the second quarter of fiscal 2000 included a $6.2 million non-cash gain recorded on our sale of AGT. Non-operating expense in the second quarter of fiscal 1999 consisted primarily of losses on marketable securities.

Income from continuing operations for the second quarter of fiscal 2000 was $3.1 million, compared to a loss from continuing operations of $1.8 million for the second quarter of fiscal 1999. The increase resulted primarily from the non-cash gain from the sale of AGT and the other reasons discussed above.

The loss from discontinued operations for the second quarter of fiscal year 2000 was $2.6 million, compared to income from discontinued operations of $0.5 million in the second quarter of fiscal 1999. This decrease was primarily due to decreases in revenues of $11.1 million for the period due to a lack of orders received from creditworthy customers and delays experienced by our customers in obtaining third party lease financing. The decrease in demand for our circuit-based switch product is partly due to our customers' demand for a product that has an integrated Internet Protocol, which the customers view as more competitively priced. Demand has also been limited by reductions in the international long distance rates which have reduced the potential profitability of small and medium sized carriers and hindered their ability to readily obtain third party lease financing. The second quarter of fiscal 1999 included one major equipment contract financed by a third party lease prior to shipment representing $10.6 million of revenues from discontinued operations. During the second quarter of fiscal 2000, we shipped switching equipment valued at $4.2 million to customers who were in the process of obtaining third party lease financing. These customers agreed to pay for the equipment pursuant to promissory notes payable over three years secured by the equipment. Because these customers are not considered creditworthy, these sales will not be recognized until the customers obtain lease financing or payments are received pursuant to the notes. Revenues of $3.4 million for the quarter ended March 31, 2000 are attributable to these customers obtaining lease financing and for which we received payment in March and April 2000. The income from discontinued operations of $0.5 million in the second quarter of the 1999 fiscal year was comprised of income of $1.4 million from the discontinued switch business and a loss of $0.9 million related to the reduction in market value of land and buildings of the APC operation discontinued in fiscal 1997.

Six Months Ended September 30, 1999 versus Six Months Ended September 30, 1998
------------------------------------------------------------------------------

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

Cost of sales for the first six months of fiscal 2000 were $3.5 million, compared to $1.1 million for the prior period, an increase of $2.4 million, or 218%. The increase in cost of sales primarily results from the acquisition of INET after the first six months of fiscal 1999 and also reflects the lower costs obtained on traffic routes to customers in Asia. Cost of sales of AGT decreased to $0.7 million for the first six months of fiscal 2000 from $1.1 million for the first six months of fiscal 1999.

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

Selling and administrative expenses of the continuing operations for the first six months of fiscal 2000 were $5.6 million, compared to $2.6 million for the first six months of fiscal 1999, an increase of $3.0 million, or 115%. This increase was primarily related to the additional personnel related to INET, which was not acquired until the end of the first six months of the prior year and to increases in advertising and promotional expenses of approximately $0.9 million.

The operating loss for the first six months of fiscal 2000 was $4.8 million, compared to a loss of $2.8 million in the first six months of fiscal 1999, an increase of $2.0 million, or 70%. This increase was primarily due to the increase in selling and administrative expenses described above, offset by increased revenue and lower cost of sales.

Interest expense for the first six months of fiscal 2000 was $0.7 million, compared to $0.04 million for the first six months of fiscal 1999. The increased expense results from a $2.4 million increase in notes payable, offset by a slight decrease in borrowings under a line of credit.

Non-operating income for the first six months of fiscal 2000 was $6.4 million, compared to non-operating expense of $0.3 million in the first six months of fiscal 1999. Non-operating income in the first six months of fiscal 2000 included a $6.2 million non-cash gain recorded on our sale of AGT. Non-operating expense in the first six months of fiscal 1999 consisted primarily of losses on the sale of marketable securities.

Income from continuing operations for the first six months of fiscal 2000 was $0.9 million, compared to a loss from continuing operations of $3.1 million for the first six months of fiscal 1999. The increase resulted primarily from the non-cash gain from the sale of AGT and the other reasons discussed above.

The loss from discontinued operations for the first six months of fiscal year 2000 was $4.1 million, compared to income from discontinued operations of $0.7 million in the first six months of fiscal 1999. This decrease was primarily due to decreases in revenues of $15.5 million for the period. This decrease in revenue is mainly due to a lack of equipment orders from credit-worthy customers and delays experienced by our customers in obtaining third party lease financing. The decrease in demand for our circuit-based switch product is partly due to our customers' demand for a product that has an integrated Internet Protocol, which the customers view as more competitively priced. Demand has also been limited by reductions in the international long distance rates which have reduced the potential profitability of small and medium sized carriers and hindered their ability to readily obtain third party lease financing. During the first six months of fiscal 2000, we shipped switching equipment valued at $11.7 million to customers who were in the process of obtaining third party lease financing. These customers agreed to pay for the equipment pursuant to promissory notes payable over three years, secured by the equipment. Because these customers are not considered credit worthy, these sales will not be recognized until the customers obtain lease financing or payments are received pursuant to the promissory notes. Revenues of $8.7 million for the quarter ended March 31, 2000 are attributable to these customers obtaining lease financing and for which we received payment in March and April 2000. During the three months ended June 30, 1999, we recognized $1.6 million of net sales related to contingency payments received during the current quarter for installations of switch equipment shipped in prior quarters. The income from discontinued operations of $0.7 million in the first six months of the 1999 fiscal year was comprised of income of $1.6 million from the discontinued switch business and a loss of $0.9 million related to the reduction in market value of land and buildings of the APC operation discontinued in fiscal 1997.

Liquidity and Capital Resources
--------------------------------

As of September 30, 1999, we had a negative working capital of $3.2 million.

During the first six months of fiscal 2000 we used net cash for operating activities of $10.8 million compared to providing $3.2 million provided by operating activities during the first six months of fiscal 1999. This decline in operating cash flow is due primarily to the increase in the losses incurred in the continuing long distance services and in the discontinued switch business and to the increases in working capital required to support the discontinued switch business operations.

We generated cash from investing activities of $1.2 million during the first six months of fiscal 2000 compared to $2.4 million used for investing activities in the corresponding period of fiscal 1999. In July 1999, we received full payment of $2.0 million in settlement of an outstanding note receivable. Capital expenditures on equipment purchases of $0.6 million in the first six months of fiscal 2000 represented an increase of $0.1 million from the corresponding period of the prior fiscal year. Purchases were primarily for additional switching equipment required to support the expansion of the international long distance services business. Investment expenditure on discontinued operations of $0.2 million comprised capital expenditure on equipment and software for the first six months of fiscal 2000 compared to $1.1 million in the prior year.

Financing activities provided cash of $9.4 million during the first six months of fiscal 2000 compared to $11.6 million during the first six months of fiscal 2000. This decrease of $2.2 million was primarily due to a lower increase in notes payable in fiscal 2000 of $2.4 million versus an increase in the prior year of $5.1 million. Financing activities in the first six months of fiscal 2000 included $11.3 million in net proceeds for common stock issued. We used $4.0 million to redeem Series A Convertible Preferred Stock. Financing activities in the first six months of fiscal 2000 included $6.3 million of proceeds for Series A Convertible Preferred Stock issued.

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

During the second and third quarters of fiscal 2000, we completed and received funding under a series of two demand loans. The first loan for a total amount of $600,000 was provided to us by Mr. James J. Fiedler, our former Chairman and Chief Executive Officer, in the amount of $175,000, by Mr. Daniel W. Latham, our President, Chief Operating Officer and a director, in the amount of $75,000 and by Mr. Alan J. Andreini, our shareholder, in the amount of $350,000 in October 1999. This loan bore interest at bank's prime rate plus 1% per year (9.25% at September 30, 1999), was repayable on demand and was secured against our investment in Systeam, S.p.A.

The second loan for a total amount of $1,225,000 was provided to us by Mr. Richard L. Haydon, our shareholder, in the amount of $500,000, by Mr. Alan J. Andreini in the amount of $225,000 and by three other shareholders in a combined total amount of $500,000 in November 1999. This loan bore interest at the rate of 17.5% per year and was repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan was three years to November 2002. This loan was secured by a pledge of shares of the common stock of INET Interactive Network System, Inc., our wholly owned subsidiary. Under the terms of this loan, the lenders were granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of our common stock at an exercise price of $4.50 per share. The warrants resulted in a non-cash interest expense charge of $0.3 million in the fourth quarter of fiscal 2000.

Of the above funding, $475,000 was received by us during the quarter ended September 30, 1999 and $1,350,000 was received us during October and November 1999. These borrowings together with the accrued interest were fully repaid in February and April 2000.

As of September 30, 1999, our subsidiary, AGT, had notes payable of $8.2 million. These notes were secured by certain of AGT's assets and by our pledge of 708,692 shares of our common stock and bore interest at the bank's prime rate (8.25% at September 30, 1999) plus 1/2%. These notes were due on demand. In July 1999, the payment date was extended to December 2001. In September 1999, we sold AGT, the buyer of AGT assumed these notes and the pledge of our common stock was terminated.

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

In January and February 2000, we completed a private placement with accredited investors and sold 3,157,895 shares of our 6% Series B Preferred Stock at $4.75 per share. The total cash we received was $14.2 million, net of fees and expenses of $858,000 associated with the placement. Sunrise Securities Corp., the placement agent, received a commission equal to 7% of the gross proceeds of the sale, consisting of $718,500 cash and 75,000 shares of common stock, plus reimbursement for expenses. The Preferred Stock has no voting rights. At their option, and at any time, the holders may convert any shares of Series B Preferred Stock into shares of common stock at a conversion price of $4.75 per share. As a result of this discount from market of approximately $4.24 per share, we recorded a beneficial conversion feature of $13,388,000 which has been accounted for as a dividend to preferred shareholders recorded in the fourth quarter of fiscal 2000. The holders are entitled to receive 6% cumulative dividends per year commencing 90 days from the date of the original issue. However, such dividends shall not be paid until all amounts then due to the holders of Series A Preferred Stock have been paid. No dividends can be paid or declared on any common stock unless full cash dividends, including past dividends declared, have been paid on the Preferred Stock. At any time after the trading price of the Common Stock equals or exceeds $10 for twenty consecutive trading days, we may, at our option, redeem all or any portion of the shares of Series B Preferred Stock then outstanding at $4.75 per share, plus any declared and unpaid dividends.

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

                                    Twelve Months Ended September 30
                                    --------------------------------
                                       (U.S. Dollars - Thousands)
                                    1999     2000      2001      2002
                                    ----     ----      ----      ----

        Line of credit borrowings  $1,008   $2,000    $6,000    $6,000
        Interest expense (A)           88      175       525       525
        Interest expense (B)           98      195       585       585
        Interest expense (C)           78      155       465       465

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

Forward Looking Statements
------------------------------

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
--------------------------------------------------

c) Information regarding issuances of securities not registered under the Securities Act of 1933 is incorporated by reference from Note 5 of the Condensed Consolidated Financial Statements in Item 1 of Part I. The sale of such securities was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
--------------------------------------------------

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

     4.01* Form of Demand Loan Agreement between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

     4.02* Form of Pledge Agreement between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

     4.03* Form of Common Stock Purchase Warrant Certificate between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

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

                                   SIGNATURES
                   ------------------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               COYOTE NETWORK SYSTEMS, INC.

DATE:  July 19, 2000           By:  /s/ James R. McCullough
                                   ----------------------
                                   James R. McCullough
                                   Chief Executive Officer
                                   (Principal Executive Officer)



DATE:  July 19, 2000           By:  /s/Cheryl Johnson
                                    -----------------
                                    Cheryl Johnson
                                    Controller
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX
                      -------------------------------------


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

          4.04* Form of Demand Loan Agreement between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

          4.05* Form of Pledge Agreement between the Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

          4.06* Form of Common Stock Purchase Warrant Certificate between the
               Company and certain affiliate and non-affiliate shareholders dated November 1, 1999.

          27   Financial Data Schedule

------------------
* Previously filed.