Form 10-Q/A
period 1999-12-31
COYOTE NETWORK SYSTEMS INC
filed 2000-07-19
CIK 57201

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

              ---------------------------------------------------

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


              ---------------------------------------------------

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

       1640 Sepulveda Boulevard, Suite 320, Los Angeles, California 90025
       ------------------------------------------------------------------
        (Address of principal executive offices)                (Zip Code)

                                 (800) 935-8506
              ---------------------------------------------------
              (Registrant's telephone number, including area code)

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

                                                                            Page

PART I.  FINANCIAL INFORMATION

         Item 1.     Financial Statements

                     Balance Sheets.........................................   1
                     Statements of Operations...............................   2
                     Statements of Cash Flows...............................   3
                     Notes to Financial Statements..........................   4
         Item 2.     Management's Discussion and Analysis of Financial
                       Condition and Results of Operations..................  14
         Item 3.     Quantitative and Qualitative Disclosures About
                       Market Risk..........................................  19


PART II. OTHER INFORMATION

         Item 2.     Changes in Securities and Use of Proceeds..............  21
         Item 6.     Exhibits and Reports on Form 8-K.......................  21
         Signatures  .......................................................  22

                         PART I - FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                  (Dollars in Thousands, Except Share Amounts)

                                                                                 December 31,         March 31,
                                                                                     1999               1999
                                                                                 -----------         -----------
                                         Assets                                  (Unaudited)
   Current assets:
        Cash and cash equivalents                                                 $     613           $   1,225
        Receivables net of allowance of $137 at December 31, 1999

        Notes receivable - current                                                       12               2,367
        Deposits and other current assets                                             1,927               4,321
        Net current assets of discontinued operations                                 6,233               5,046
                                                                                  ---------           ---------
            Total current assets                                                     12,110              15,461

   Property and equipment, net                                                        4,464               5,430
   Intangible assets, net                                                             1,912               2,303
   Net long term assets of discontinued operations                                    7,216               7,917
   Notes receivable - non-current                                                       225                 871
   Investments                                                                        1,592               1,550
   Other assets                                                                         561                 619
                                                                                  ---------           ---------
                                                                                  $  28,080           $  34,151
                                                                                  =========           =========
                            Liabilities and Shareholders' Equity
   Current liabilities:
        Lines of credit                                                           $   1,414           $   1,133
        Accounts payable                                                              7,205               8,160
        Deferred revenue and customer deposits                                          760               1,410
        Other accrued liabilities                                                     3,315               4,101
        Current portion of long-term debt and capital lease obligations               3,761               1,316
                                                                                  ---------           ---------
            Total current liabilities                                                16,455              16,120

   Notes payable                                                                        ---               8,183
   Long-term debt                                                                     1,464               1,534
   Capital lease obligations                                                          1,634               1,817
   Other liabilities                                                                    381                 440
   Commitments and contingencies

   Shareholders' equity:
        Preferred stock - $.01 par value:  authorized 5,000,000 shares;
          issued 590 and 700 shares, liquidation preference of $10,000 per share      7,468               7,395
        Common stock - $1 par value.  Authorized 30,000,000 shares,
            issued 14,495,236 and 11,167,456 shares                                  14,495              11,167
        Additional paid-in capital                                                  116,413             109,254
        Accumulated deficit                                                        (124,473)           (116,002)
        Treasury stock at cost                                                       (5,757)             (5,757)
                                                                                  ----------          ----------
            Total shareholders' equity                                                8,146               6,057
                                                                                  ---------           ---------
                                                                                  $  28,080           $  34,151
                                                                                  =========           =========

            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                           3 Months Ended           9 Months Ended
                                                                        --------------------     --------------------
                                                                        Dec. 31,    Dec. 31,     Dec. 31,    Dec. 31,
                                                                         1999        1998         1999         1998
                                                                        --------    --------     --------    --------

  Net sales                                                             $ 2,858     $ 4,030      $ 7,165     $ 4,879
  Cost of sales                                                           2,578       3,729        6,090       4,780
                                                                        -------     -------      -------     -------
  Gross profit                                                              280         301        1,075          99
  Selling and administrative expenses                                     1,954       2,300        7,574       4,930
                                                                        -------     -------      -------     -------
  Operating loss                                                         (1,674)     (1,999)      (6,499)     (4,831)
  Interest expense                                                         (351)       (221)      (1,031)       (263)
  Other non-operating income (expense):
           Gain on sale of AGT                                             ---         ---         6,209        ---
           Other                                                            (45)         38          138        (213)
                                                                        --------    -------      -------     --------
                                                                            (45)         38        6,347        (213)
                                                                        --------    -------      -------     --------
  Loss from continuing operations                                        (2,070)     (2,182)      (1,183)     (5,307)
  Loss from discontinued operations                                      (2,972)     (1,924)      (7,062)     (1,227)
                                                                        --------    --------     --------    --------
           Net loss                                                     $(5,042)    $(4,106)     $(8,245)    $(6,534)
                                                                        ========    ========     ========    ========
  Preferred stock dividends                                             $   (72)    $  (876)     $  (226)    $(1,167)
  Net loss                                                               (5,042)     (4,106)      (8,245)     (6,534)
                                                                        --------    --------     --------    --------
  Loss applicable to common shareholders                                $(5,114)    $(4,982)     $(8,471)    $(7,701)
                                                                        ========    ========     ========    ========
  Loss per common share (basic & diluted):
           Continuing operations                                        $  (.16)    $  (.30)     $  (.12)    $  (.67)
           Discontinued operations                                         (.23)       (.19)        (.57)       (.13)
                                                                        --------    --------     --------    --------
           Net loss per common share (basic & diluted)                  $  (.39)    $  (.49)     $  (.69)    $  (.80)
                                                                        ========    ========     ========    ========
  Weighted average number of common shares outstanding
    (basic & diluted)                                                    13,257      10,216       12,308       9,604
                                                                        =======     =======      =======     =======




            See notes to condensed consolidated financial statements.

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                          9 MONTHS ENDED
                                                                                --------------------------------
                                                                                 December 31,       December 31,
Operating activities:                                                                1999               1998
                                                                                 ------------       ------------
     Net loss                                                                     $ (8,245)         $ (6,534)
Adjustments to reconcile loss to net cash provided (used) by
     Depreciation and amortization                                                     646               353
     Gain on sale of land                                                             ---                (20)
     Gain on sale of AGT                                                            (6,209)             ---
     Provision for loss on discontinued operations                                     314               900
     Provision for common stock warrants issued                                        975               485
     Net change in discontinued operations                                            (703)           (4,117)
     Changes in current assets and liabilities                                      (4,349)           (3,003)
                                                                                  ---------         ---------
Net cash used by operating activities                                              (17,571)          (11,936)
                                                                                  ---------         ---------

Investing activities:
     Purchases of property and equipment                                              (520)             (896)
     Proceeds from sales of marketable securities                                     ---                 16
     Proceeds from sale of land                                                       ---                 67
     Change in notes receivable                                                      1,908                42
     Change in investments in affiliate                                                (42)             (400)
     Cash investment in INET                                                          ---             (1,333)
     Net change in discontinued operations                                            (177)           (1,446)
                                                                                  ---------         ---------
Net cash provided (used) by investing activities                                     1,169            (3,950)
                                                                                  --------          ---------

Financing activities:
     Repayments of long-term debt and capital lease obligations                       (137)             (142)
     Common stock issued net of expenses                                            13,585               752
     Redemption of preferred stock                                                  (4,000)             ---
     Increase in notes payable                                                       6,287             7,442
     Increase in borrowing on line of credit                                           281              ---
     Preference shares dividend                                                       (226)             (117)
     Preference stock issued net of expenses                                          ---              6,345
                                                                                  --------          --------
Net cash provided by financing activities                                           15,790            14,280
                                                                                  --------          --------

Decrease in cash and cash equivalents                                                 (612)           (1,606)

Cash and cash equivalents:
     At beginning of the period                                                      1,225             3,746
                                                                                  --------          --------
     At end of the period                                                         $    613          $  2,140
                                                                                  ========          ========

Non-cash transactions:
     Issuance of common stock warrants                                            $    975          $    485
     Conversion of Class B Units into common stock                                     606                53
     Conversion of convertible preferred stock and interest into common stock          127              ---
     Conversion of convertible notes and interest into common stock                   ---              3,407
     Discount granted for investment in affiliate                                     ---                900
     Gain on sale of AGT                                                             6,209              ---
     Notes receivable off-set against trade payables                                 1,093              ---
     Beneficial conversion feature on preference shares                               ---              1,050
     Equipment acquired through capital lease obligation                               179              ---
     Preferred stock conversion inducement                                             200              ---

            See notes to condensed consolidated financial statements

                  COYOTE NETWORK SYSTEMS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
NOTE 1   BASIS OF PRESENTATION
---------------------------------------

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

Operating results for the three and nine months ended December 31, 1999, are not necessarily indicative of results for the fiscal year ended March 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K/A for the fiscal year ended March 31, 1999 and annual report on Form 10-K for the fiscal year ended March 31, 2000.


NOTE 2   DISCONTINUANCE OF SWITCH BUSINESS
---------------------------------------

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

                                                           December 31, 1999    March 31, 1999
                                                           -----------------    --------------
                                                             (Unaudited)
    Current assets:
         Accounts receivable                                    $1,453              $3,390
         Inventory                                               5,749               2,130
         Accrued liabilities                                      (969)               (474)
                                                                -------             -------
    Net current assets of discontinued operations               $6,233              $5,046
                                                                ======              ======

         Property and equipment, net                            $2,245              $2,763
         Capitalized software development and
    Net long-term assets of discontinued operations             $7,216              $7,683
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

                                              3 Months Ended                     9 Months Ended
                                      -------------------------------     ------------------------------
                                               (Unaudited)                          (Unaudited)
                                      Dec. 31, 1999    Dec. 31, 1998      Dec. 31, 1999    Dec. 31, 1998
                                      -------------    -------------      -------------    -------------
  Net sales - previously reported       $ 3,964           $ 8,901           $17,580          $30,409
                                        =======           =======           =======          =======
  Net sales - revised                   $   464           $ 1,046           $ 3,980          $20,069
                                        =======           =======           =======          =======
  Income (loss) from discontinued
       operations                       $(2,972)          $(1,924)          $(6,748)         $  (327)
                                        =======           =======           =======          =======

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

NOTE 3   DISPOSITION OF ASSETS
------------------------------------------------

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

         Current assets

               Cash and cash equivalents                   $    80
               Receivables                                     389
               Prepaid and other current assets              3,471
                                                           -------
                    Total current assets                     3,940
         Property and equipment, net                         1,294
         Intangible assets, net                                116
                                                           -------
                    Total assets                           $ 5,350
                                                           =======
         Current liabilities

               Accounts payable                            $   969
               Other accrued liabilities                       339
                                                           -------
                    Total current liabilities                1,308
         Notes payable                                      10,251
         Members equity (deficit)
               Capital contributed                             795
               Accumulated deficit                          (7,004)
                                                           -------
                    Total equity (deficit)                  (6,209)
                                                           -------
                                                           $ 5,350
                                                           =======

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

NOTE 4   SHAREHOLDERS' EQUITY
------------------------------------------------

Options and Warrants
-----------------------

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


NOTE 5            RELATED PARTY TRANSACTIONS
----------------------------------------------------

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

Also on March 31, 2000, Coyote Technologies entered into a new Remarketing Agreement with First Venture Leasing. Under the new Remarketing Agreement, First Venture appointed Coyote Technologies as its exclusive remarketing agent. Coyote Technologies agreed to perform the remarketing services on a non-priority basis. All costs of refurbishing and updating the equipment will be paid by First Venture. In addition, all actual selling costs, including but not limited to installation, de-installation, sales commissions, brokerage fees, transportation, storage, insurance and legal fees must be paid to Coyote Technologies out of the first proceeds of any sale. The balance of the proceeds will be paid to First Venture.

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


NOTE 6   LOSS PER COMMON SHARE
---------------------------------------------

The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share for all periods due to the loss from continuing operations as the effect of options and warrants would be antidilutive.

The beneficial conversion feature ($1.05 million) applicable to the Series A Convertible Preferred Stock has been accounted for as a dividend to Series A Convertible Preferred shareholders and has been recorded from the date of the Series A sale through to the earliest date the preferred shareholders could convert into common stock (September 1, 1998 to December 31, 1998). In computing the earnings or net loss per share applicable to common stock shareholders, all dividends on preferred stock have been deducted from the earnings or added to the losses to arrive at the earnings or losses applicable to common shares as follows:

                                              3 Months Ended                     9 Months Ended
                                  -------------------------------     --------------------------------
                                  Dec. 31, 1999     Dec. 31, 1998     Dec. 31, 1999      Dec. 31, 1998
                                  -------------     -------------     -------------      -------------
Net loss                            $(5,042)           $(4,106)          $(8,245)          $(6,534)
Beneficial conversion feature         ---                 (788)            ---              (1,050)
Preferred dividend                      (72)               (88)             (226)             (117)
                                    --------           --------          --------          --------
                                    $(5,114)           $(4,982)          $(8,471)          $(7,701)
                                    ========           ========          ========          ========


NOTE 7      SUBSEQUENT EVENTS
---------------------------------------------------------------

In addition to the subsequent events discussed elsewhere, the following events have occurred subsequent to December 31, 1999:

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

General
------------------------------------
Discontinuance of Switch Segment

In May 2000, we decided to discontinue and dispose of our switch business including the manufacture, development, sale and service of DSS Switches and IP Gateway equipment. Prior to the May 2000 decision, this segment was our largest segment in terms of revenues.

Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date will be included in the estimated loss on disposal. We recorded a charge for estimated loss on disposal of the switch business of approximately $11.0 million in the fourth quarter fiscal 2000, which includes an estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. We expect to dispose of the segment near the end of the second quarter of fiscal 2001.

Following this decision to discontinue the operations of the telecommunications switching business, our business is reported for as one continuing operating segment, long distance services.

As a result of the discontinuances, dispositions, acquisitions and other events described above, the comparison of year-to-year results may not be meaningful.

Results of Operations
---------------------
The results for the three and nine months ended December 31, 1999 and the comparative historical results have been restated to reflect the operations of our DSS Switch business segment separately as discontinued operations. The following discussion relates to the continuing operations of the long distance services and our corporate administration offices.

The long distance services business was comprised of two subsidiaries: AGT, which was acquired in April 1998 and sold effective September 1999; and INET, which was acquired in September 1998.

Three Months Ended December 31, 1999 versus Three Months Ended December 31, 1998
--------------------------------------------------------------------------------
The continuing operations of the two international long distance service subsidiaries that were acquired during fiscal 1999 generated revenues of $2.9 million in the third quarter of fiscal 2000 compared to $4.0 million for the third quarter of fiscal 1999, a decrease of $1.1 million, or 29%. This decrease was primarily due to the decrease of $1.9 million of revenues from AGT between the two periods as a result of its sale effective September 1999. Revenues of INET between the two periods increased by $0.7 million, or 32%, primarily due to increased sales from international long distance services provided to Asia.

Cost of sales for the third quarter of fiscal 2000 were $2.6 million, compared to $3.7 million for the prior quarter, a decrease of $1.1 million, or 31%. The decrease in cost of sales primarily results from the sale of AGT effective September 1999 offset by increases in cost of sales of INET of $0.6 million, or 30%, due to the increase in the volume of traffic carried.

Gross profit on the continuing long distance services was $0.3 million for the third quarter of fiscal 2000 and of fiscal 1999. The slight improvement in gross profit as a percentage of revenue was primarily due to more utilization of the fixed costs of the INET switching equipment.

Selling and administrative expenses of the continuing operations for the third quarter of fiscal 2000 were $2.0 million, compared to $2.3 million for the third quarter of fiscal 1999, a decrease of $0.3 million, or 15%. This decrease was primarily due to the sale of AGT effective September 1999 and reductions in corporate marketing and administrative expenses. Selling and administrative expenses as a percentage of revenues for the third quarter of fiscal 2000 were 68%, compared to 57% for the third quarter of fiscal 1999.

The operating loss for the third quarter of fiscal 2000 was $1.7 million, compared to $2.0 million in the third quarter of fiscal 1999, a decrease of $0.3 million, or 16%. This decrease was primarily due to decreases in cost of sales and selling and administrative expenses described above.

Interest expense for the third quarter of fiscal 2000 was $0.4 million, compared to $0.2 million for the third quarter of fiscal 1999. The increased expense resulted primarily from a $6.3 million increase in notes payable.

Loss from continuing operations for the third quarter of fiscal 2000 was $2.1 million, compared to $2.2 million for the third quarter of fiscal 1999, a decrease of $0.1 million, or 5%. The decrease resulted primarily from the reduced level of selling and administrative expenses discussed above.

The loss from discontinued operations for the third quarter of fiscal year 2000 was $3.0 million, compared to $1.9 million in the third quarter of fiscal 1999, an increase of $1.1 million or 54%. This increase was primarily due to decreases in revenues of $0.6 million for the period, resulting from a lack of orders from creditworthy customers and delays experienced by our customers in obtaining third party lease financing. The decrease in demand for our circuit-based switch product is partly due to our customers' demand for a product that has an integrated Internet Protocol, which the customers view as more competitively priced. Demand has also been limited by reductions in the international long distance rates which have reduced the potential profitability of small and medium sized carriers and hindered their ability to readily obtain third party lease financing. During the third quarter of fiscal 2000, we shipped switching equipment valued at $3.5 million to customers who were in the process of obtaining third party lease financing. These customers agreed to pay for the equipment pursuant to promissory notes payable over three years, secured by the equipment. Because these customers are not considered creditworthy, these sales will not be recognized until the customers obtain lease financing or payments are received pursuant to the notes. Revenues of $2.8 million for the quarter ended March 31, 2000 are attributable to these customers obtaining lease financing and for which we received payment in March and April 2000.

Nine Months Ended December 31, 1999 versus Nine Months Ended December 31, 1998
------------------------------------------------------------------------------
The continuing operations acquired during fiscal 1999 generated revenues of $7.2 million in the first nine months of fiscal 2000 compared to $4.9 million for the first nine months of fiscal 1999, an increase of $2.3 million, or 47%. This increase was primarily due to $4.6 million of revenues generated through INET, which was acquired in September 1998, offset by a decrease in revenues of $2.3 million for AGT. The decrease in revenues of AGT primarily results from its sale effective September 1999.

Cost of sales for the first nine months of fiscal 2000 were $6.1 million, compared to $4.8 million for the prior period, an increase of $1.3 million, or 27%. The increase in cost of sales primarily results from our acquisition of INET and also reflects the increase in the sales volume, offset by decreases in cost of sales of AGT resulting from its sale.

Gross profit on the continuing long distance services for the first nine months of fiscal 2000 was $1.1 million, compared to $0.1 million for the prior period. The improvement in gross profit was primarily due to the increases in revenue generated by INET, with improved margins from the more profitable international traffic to Asia.

Selling and administrative expenses of the continuing operations for the first nine months of fiscal 2000 were $7.6 million, compared to $4.9 million for the first nine months of fiscal 1999, an increase of $2.7 million, or 54%. This increase was primarily related to the additional selling and administrative expenses incurred by INET which was acquired in the third quarter of fiscal 1999, offset by the reduction in expenses related to AGT, which was sold in the third quarter of fiscal 2000.

The operating loss for the first nine months of fiscal 2000 was $6.5 million, compared to $4.8 million in the first nine months of fiscal 1999, an increase of $1.7 million, or 34%. This increase was primarily due to the increase in selling and administrative expenses described above offset by the improvement in gross profit.

Interest expense for the first nine months of fiscal 2000 was $1.0 million, compared to $0.3 million for the first nine months of fiscal 1999. The increased expense results from a $6.3 million increase in notes payable due to borrowings required to support the working capital requirements of AGT and a $0.3 increase in borrowings under a line of credit.

Non-operating income for the first nine months of fiscal 2000 was $6.3 million, compared to non-operating expense of $0.2 million in the first nine months of fiscal 1999. Non-operating income in the first nine months of fiscal 2000 included a $6.2 million non-cash gain recorded on our sale of AGT. Non-operating expense in the first nine months of fiscal 1999 consisted primarily of losses on the sale of marketable securities.

Loss from continuing operations for the first nine months of fiscal 2000 was $1.2 million, compared to $5.3 million for the first nine months of fiscal 1999, a decrease of $4.1 million or 78%. The decrease resulted primarily from the $6.2 million non-cash gain from the sale of AGT and the other reasons discussed above.

The loss from discontinued operations for the first nine months of fiscal year 2000 was $7.1 million, compared to $1.2 million in the first nine months of fiscal 1999, an increase of $5.9 million. This increase was primarily due to decreases in revenues of $16.1 million for the period. This decrease is mainly due to delays continuing to be experienced by our customers in obtaining third party lease financing. The decrease in demand for our circuit-based switch product is partly due to our customers' demand for a product that has an integrated Internet Protocol, which the customers view as more competitively priced. Demand has also been limited by reductions in the international long distance rates which have reduced the potential profitability of small and medium sized carriers and hindered their ability to readily obtain third party lease financing. During the first nine months of fiscal 2000, we shipped switching equipment valued at $15.2 million to customers who were in the process of obtaining third party lease financing. These customers agreed to pay for the equipment pursuant to promissory notes payable over three years, secured by the equipment. Because these customers are not considered creditworthy, these sales will not be recognized until the customers obtain lease financing or payments are received pursuant to the notes. Revenues of $11.5 million for the quarter ended March 31, 2000 are attributable to these customers obtaining lease financing and for which we received payment in March and April 2000. During the three months ended June 30, 1999, we recognized $1.6 million of net sales related to contingency payments received during the current quarter for installations of switch equipment shipped in prior quarters.

Liquidity and Capital Resources
-------------------------------

As of December 31, 1999, we had a negative working capital of $4.3 million.

During the first nine months of fiscal 2000 we used cash from operating activities of $17.6 million compared to using $11.9 million during the first nine months of fiscal 1999. This decline in operating cash flow is due primarily to the increase in the losses incurred in the continuing long distance services and in the discontinued switch business as well as increases in working capital required to support the discontinued switch business operations.

Net cash provided by investing activities was $1.2 million during the first nine months of fiscal 2000 compared to net cash used for investing activities of $4.0 million used in the corresponding period of fiscal 1999. This change is primarily due to the payment received of $2.0 million on notes receivable and reduced spending on capital equipment related to the discontinued operations. Capital expenditures on equipment purchases of $0.5 million in the first nine months of fiscal 2000 represented a decrease of $0.4 million from the corresponding period of the prior fiscal year. Purchases were primarily for additional switching equipment required to support the expansion of the international long distance services business. Net cash provided by investing activities in fiscal 2000 included cash paid in connection with increases in investments in affiliates of $0.04 million. Investment expenditures on discontinued operations comprised of capital expenditures for equipment and software for the first nine months of fiscal 2000 were $0.2 million compared to $1.4 million in the prior year.

Net cash provided by financing activities for the first nine months of fiscal 2000 was $15.8 million, compared to $14.3 million for the corresponding period of fiscal 1999. This increase of $1.5 million results primarily from the net proceeds of a private placement in May 1999 of $10.2 million, $3.4 million from the exercise of stock options and warrants offset by a $4.0 million cost of redemption of 100 shares of Series A Preference Shares and an increase of $6.3 million in notes payable, compared to the prior year increase in notes payable of $7.4 million. Net cash provided by financing activities in the first nine months of fiscal 1999 included $6.3 million from the issuance of Series A Convertible Preferred Stock.

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

The second loan for a total amount of $1,225,000 was provided to us by Mr. Richard L. Haydon, our shareholder, in the amount of $500,000, by Mr. Alan J. Andreini, our shareholder, in the amount of $225,000 and by three other shareholders in a combined total amount of $500,000 in November 1999. This loan bore interest at the rate of 17.5% per year and was repayable, on demand by the lenders, no earlier than March 31, 2000. The maximum term of the loan was three years to November 2002. This loan was secured by a pledge of shares of the common stock of INET Interactive Network System, Inc., our wholly owned subsidiary. Under the terms of this loan, the lenders were granted, pro-rata, a combined total of 73,500 three-year warrants to purchase shares of our common stock at an exercise price of $4.50 per share. The warrants resulted in a non-cash interest expense charge of $0.3 million recognized in the fourth quarter of fiscal 2000.

Of the above funding, $475,000 was received by us during the quarter ended September 30, 1999 and $1,350,000 was received by us during October and November 1999. These borrowings together with the accrued interest were fully repaid in February and April 2000.

We had capital lease obligations of $2.6 million at December 31, 1999 payable through 2004.

We had a $2.2 million revolving line of credit secured against certain trade receivables. As at December 31, 1999, $1.4 million had been drawn against the line representing the maximum amount available at that time. This line of credit bears interest at the bank's prime rate (8.25% at December 31, 1999) plus 4%. The line of credit expires on August 31, 2000.

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

In February 2000, we completed the sale of our investment in Systeam, S.p.A. and received a cash payment of $1.2 million. A gain on the sale of this investment of $0.4 million was recorded in the fourth quarter of fiscal 2000.

In March 2000, four of our customers completed third party lease contracts with First Venture in respect of $14.3 million of switching equipment previously sold under three year promissory notes secured by the equipment. In March and April 2000, we received net payments of $10.0 and $1.5 million, respectively. We expect to receive the remaining balance of $2.8 million if and when the lessees complete their payment obligations to First Venture.

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

                                         Twelve Months Ended December 31
                                         -------------------------------
                                            (U.S. Dollars - Thousands)
                                       1999      2000      2001     2002
                                       ----      ----      ----     ----

      Line of credit borrowings       $1,414    $3,000    $6,000   $6,000
      Interest expense (A)               124       263       525      525
      Interest expense (B)               138       293       585      585
      Interest expense (C)               110       233       465      465

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

Forward Looking Statements
------------------------------------

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

                           PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------

c) Information regarding issuances of equity securities not registered under the Securities Act of 1933 is incorporated by reference from Notes 4 and 5 of the Condensed Consolidated Financial Statements in Item 1 of Part I. The sale of such securities was exempt from registration under Section 4(2) of the Securities Act of 1933.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------

a)   Exhibits:

     3.01 Restated Certificate of Incorporation, (incorporated herein by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 16, 1998).

     3.02 By-Laws of the Company (incorporated herein by reference to Exhibit
          3.2 of the Company's Form 10-K for the year ended March 31, 1997).

     3.03 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed January 31, 2000 (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K filed on February 14, 2000).

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




DATE:   July 19, 2000          By:  /s/ Cheryl Johnson
                                    -----------------------------
                                    Cheryl Johnson
                                    Controller
                                    (Principal Financial and Accounting Officer)