Form 10-Q
period 2000-06-30
QUENTRA NETWORKS INC
filed 2000-08-14
CIK 57201

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

                  For the quarterly period ended June 30, 2000

                                       OR

 |_|    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                      ------------------------------------

                          Commission file number 1-5486

                             QUENTRA NETWORKS, INC.
              ---------------------------------------------------
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

At August 1, 2000, the Registrant had issued and outstanding an aggregate of 18,388,002 shares of its common stock.

================================================================================

                             QUENTRA NETWORKS, INC.
                                AND SUBSIDIARIES

                                                                           Page

PART I. FINANCIAL INFORMATION

        Item 1.   Financial Statements

                  Balance Sheets.............................................  1
                  Statements of Operations...................................  2
                  Statements of Cash Flows...................................  3
                  Notes to Financial Statements..............................  4
        Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................  9

        Item 3.   Quantitative and Qualitative Disclosures About Market Risk. 11


PART II. OTHER INFORMATION

        Item 2.    Changes in Securities and Use of Proceeds................. 13
        Item 6.    Exhibits and Reports on Form 8-K.......................... 13
        Signatures .......................................................... 14

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                     QUENTRA NETWORKS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                                            June 30, 2000    March 31, 2000
                                        Assets                                               (Unaudited)
Current assets:                                                                             -------------    --------------
     Cash and cash equivalents                                                               $   2,677         $  16,278
     Receivables, net of allowance of $700 at June 30, 2000 and
     Notes receivable - current                                                                    968               284
     Deposits and other current assets                                                             931             1,558
     Net current assets of discontinued operations                                                  47              ---
                                                                                             ---------         --------
         Total current assets                                                                    8,049            21,748
Property and equipment, net                                                                      5,343             4,668
Intangible assets, net                                                                           8,542             2,070
Net long term assets of discontinued operations                                                    ---              ---
Notes receivable - non-current                                                                     719               632
Investments and other assets                                                                     1,111               850
                                                                                             ---------         ---------
                                                                                             $  23,764         $  29,968
                                                                                             =========         =========
                          Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                                         $     541         $   1,705
     Accounts payable                                                                            3,937             6,665
     Other accrued liabilities                                                                   3,721             5,657
     Deferred revenue and customer deposits                                                        910               761
     Current portion of long-term debt and capital lease obligations                             1,461             1,572
     Notes payable - current                                                                       333             2,130
     Discontinued operations - reserve for loss on disposal                                        ---               792
                                                                                             ---------         ---------
         Total current liabilities                                                              10,903            19,282
Notes payable                                                                                    1,083               ---
Long-term debt                                                                                   1,393             1,393
Capital lease obligations                                                                        1,159             1,369
Other liabilities                                                                                  473               366

Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 10,000,000 shares;
        Series A: 124 shares issued and outstanding,
        Series B: 3,157,895 issued and outstanding, liquidation
     Common stock - $1 par value:  authorized 70,000,000 shares, issued
         18,139,143 and 18,106,593 shares                                                       18,139            18,107
     Additional paid-in capital                                                                139,015           132,075
     Deferred compensation                                                                        (258)             (278)
     Accumulated deficit                                                                      (171,254)         (165,497)
     Treasury stock at cost                                                                     (5,757)           (5,757)
                                                                                             ----------        ----------
         Total shareholders' equity                                                              8,793             7,558
                                                                                             ---------         ---------
                                                                                             $  23,764         $  29,968
                                                                                             =========         =========

            See notes to condensed consolidated financial statements.

                     QUENTRA NETWORKS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                (Dollars in thousands, Except Per Share Amounts)

                                                                            3 MONTHS ENDED
                                                                  ----------------------------------
                                                                   June 30, 2000       June 30, 1999
                                                                   -------------       -------------
Net sales                                                             $   5,067         $   1,860
Cost of goods sold                                                        4,275             1,413
                                                                      ---------         ---------
Gross profit                                                                792               447
Selling and administrative expenses                                       6,138             2,456
                                                                      ---------         ---------
Operating loss                                                           (5,346)           (2,009)
Interest income (expense), net                                               12              (352)
Other non-operating income (expense)                                        ---               184
                                                                      ---------         ---------
Loss from continuing operations                                          (5,334)           (2,177)
Loss from discontinued operations                                          (189)           (1,498)
                                                                      ----------        ----------
         Net loss                                                     $  (5,523)        $  (3,675)
                                                                      ==========        ==========
Preferred stock dividends                                             $    (231)        $     (79)
Net loss                                                                 (5,523)           (3,675)
                                                                      ----------        ----------
Loss applicable to common shareholders                                $  (5,754)        $  (3,754)
                                                                      ==========        ==========
Loss per common share (basic & diluted):
         Continuing operations                                        $    (.32)        $    (.20)
         Discontinued operations                                           (.01)             (.14)
                                                                      ----------        ----------
              Net loss per common share (basic & diluted)             $    (.33)        $    (.34)
                                                                      ==========        ==========
Weighted average number of common shares outstanding

         (basic & diluted)                                               17,420            11,207
                                                                      =========         =========


            See notes to condensed consolidated financial statements.

                     QUENTRA NETWORKS, INC. AND SUBSIDIARIES

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                                                     3 MONTHS ENDED
                                                                                           -------------------------------
                                                                                           June 30, 2000     June 30, 1999
                                                                                           -------------     -------------
Operating activities:
     Net loss                                                                               $ (5,523)        $ (3,675)
Adjustments to reconcile net loss to net cash used
 in operating activities:
     Depreciation and amortization                                                                528             211
     Compensation expense relating to stock options and warrants                                  261             100
     Other                                                                                       ---              (79)
     Common stock and options granted for services                                                765            ---
     Net change in discontinued operations                                                       (839)         (1,750)
     Changes in current assets and liabilities                                                 (3,707)            170
                                                                                           -----------       --------
Net cash used in operating activities                                                          (8,515)         (5,023)
                                                                                               -------       ---------
Investing activities:
     Purchases of property and equipment                                                         (928)         (1,198)
     Change in notes receivable                                                                  ---              (34)
     Investment in joint ventures and acquisitions                                             (1,875)           ---
     Net change in discontinued operations                                                       ---             (91)
                                                                                           ----------        --------
Net cash used by investing activities                                                          (2,803)         (1,323)
                                                                                           -----------       ---------
Financing activities:
     Repayments (net of issuances) of debt and capital lease obligations                       (1,036)           (271)
     Common stock issued, net of expenses                                                        ---           10,226
     Preferred Dividends                                                                         (231)           ---
     Redemption of preferred stock                                                               ---           (4,000)
     Exercise of options & warrants                                                               148            ---
     Increase in AGT notes payable                                                               ---              866
     Decrease in borrowing on line of credit                                                   (1,164)           (356)
                                                                                           -----------       ---------
Net cash provided by (used in) financing activities                                            (2,283)          6,465
                                                                                           -----------       --------
Increase (decrease) in cash and cash equivalents                                              (13,601)            119
Cash and cash equivalents:
     At beginning of the period                                                                16,278           1,225
                                                                                           ----------        --------
     At end of the period                                                                  $    2,677        $  1,344
                                                                                           ==========        ========


            See notes to condensed consolidated financial statements.

                     QUENTRA NETWORKS, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1   BASIS OF PRESENTATION
--------------------------------------------

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

Operating results for the three months ended June 30, 2000, are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

Effective July 2000, the Company amended its Articles of Incorporation changing its name from Coyote Network Systems, Inc. to Quentra Networks, Inc.


NOTE 2   DISCONTINUANCE OF SWITCH BUSINESS
--------------------------------------------

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

                                                                 June 30, 2000   March 31, 2000
                                                                 -------------   --------------
  Current assets:                                                 (Unaudited)
       Accounts receivable, net of reserves                          $  144        $  1,642
       Inventory                                                        456           3,716
       Accrued liabilities                                             (452)         (2,189)
                                                                     -------       ---------
                                                                        148           3,169
       Less - reserve for loss on disposition                          (100)         (3,169)
                                                                     -------       ---------
  Net current assets of discontinued operations                      $   47        $   ---
                                                                     ======        =========

       Property and equipment, net                                   $ ---         $  2,118
       Capitalized software development and intellectual rights        ---            4,921
                                                                     ------        --------
                                                                       ---            7,039
       Less - reserve for loss on disposition                          ---           (7,039)
                                                                     ------        --------
  Net long-term assets of discontinued operations                    $ ---         $   ---
                                                                     ======        ========

On June 16, 2000, the Company entered into an agreement and bill of sale with Carrier Solutions, LLC (Carrier Solutions) whereby the Company transferred all of its interests in the switch business inventories and fixed assets to Carrier Solutions. The purchase price for these assets is a percentage (60% for the first year commencing June 16, 2000, 40% for the second year and 20% for the third year) of the gross sale proceeds received by Carrier Solutions for its sale of switch equipment. Additionally, the Company entered into a technology license agreement with Carrier Solutions that grants a nonexclusive license to use the DSS switch and all related intellectual property rights. As part of the license agreement, the Company will receive a license fee of 10% of Carrier Solutions' gross sales (as defined by the agreement) for three years from June 16, 2000. As of June 30, 2000, there were no amounts earned or due to the Company from Carrier Solutions for equipment sales or license fees.

Expected operating losses relating to the discontinued operations from April 1, 2000 until the expected disposal date was included in a reserve against net assets of discontinued operations at March 31, 2000. The Company recorded a charge for estimated loss on disposal of the switch business of approximately $11.0 million in the fourth quarter of fiscal 2000, which included an estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. As of June 30, 2000, an additional reserve of $100,000 for expected future operating losses is included in the net current assets of discontinued operations.

The operating results relating to the discontinued segments are as follows (dollars in thousands):

                                                        3 Months Ended
                                                -------------------------------
                                                           (Unaudited)
                                                June 30, 2000     June 30, 1999
                                                -------------     -------------
   Net sales                                       $   0           $  2,646
                                                   =====           ========
   Income (loss) from discontinued operations      $(189)          $ (1,188)
                                                   ======          ========

After the decision to discontinue the switch business, the Company is operating in only one segment, long distance services.

Included in the June 1999 loss from discontinued operations is $310,000 that was related to a restructuring that took place in November 1996.


NOTE 3   ACQUISITIONS
---------------------------------------------

On April 30, 2000, the Company purchased certain assets, consisting of a customer base of approximately 4,000 residential and small business long distance customers (the "Matrix Base") from Group Long Distance, Inc., or GLDI, a non-facilities based reseller of long distance services to more than 15,000 small and medium-sized businesses and residential customers. The purchase price for the Matrix Base was $1,000,000, payable with $100,000 in cash and a promissory note in the principal amount of $900,000 bearing interest at 8%, with interest only payable monthly, maturing April 30, 2002, secured by the assets sold. On May 1, 2000, the Company entered into a Merger Agreement with GLDI pursuant to which a subsidiary of the Company would merge into GLDI. The Company will issue 750,000 shares of the Company's common stock (subject to adjustment based upon the trading price of the common stock prior to closing) to GLDI's shareholders upon the consummation of the merger; however, the minimum number of shares of common stock that the Company will issue in the merger is 562,500 shares. Under the terms of the merger agreement, either party may cancel the merger if the five-day average price of the Company's common stock is less than $4.00 per share. The merger is subject to certain closing conditions, including approval of the GLDI shareholders and effectiveness of a registration statement registering the 750,000 shares to be issued in the merger.

On May 10, 2000, the Company entered into an Agreement and Plan of Merger, subsequently amended on May 26, 2000 and July 28, 2000 (the "Merger Agreement"), under which the Company agreed to acquire Primary Knowledge, Inc., a California corporation in the process of changing its name to HomeAccess MicroWeb, Inc. ("HomeAccess"). HomeAccess is a developer of local community on-line exchange services that are expected to enable customers to select, order and pay for products and services on-line from local merchants using personal computers or less expensive screen phones. Upon consummation of the merger, the Company has agreed to issue 1,384,178 shares of Series C Preferred Stock and between 10,631,250 and 5,315,625 shares of Common Stock (dependent upon the price of the Common Stock on the closing date) to the stockholders of HomeAccess. The shares of Series C Preferred Stock are convertible into between 4,556,252 and 2,278,126 shares of Common Stock, dependent upon the price of the Common Stock on the closing date. For a period of four years after consummation of the merger, the Company has agreed to issue to the shareholders of HomeAccess, collectively, two shares of Common Stock for each new customer acquired by HomeAccess; provided the customer has been preapproved by the Company and has met certain performance criteria. In no event will the maximum number of shares issued under this program exceed 13% of the total number of shares of Common Stock outstanding, on a fully diluted basis, on the closing date. The Company has also agreed to issue a warrant to purchase up to 3,600,000 shares of Common Stock at an exercise price of $12 per share if certain performance criteria are met. The consummation of the transactions contemplated by the Merger Agreement are subject to certain contingencies, including stockholder approval.

In June 2000, the Company entered into a Stock Purchase Agreement with Ariana Telecommunications, Inc. (Ariana) and its shareholders. Under this agreement, on June 1, 2000 the Company acquired 100% of the stock of Ariana for 437,139 shares of Company common stock valued at $3,000,000. The number of shares issued was based on the average closing price of the Company's stock over the five trading days preceding May 6, 2000. The agreement provides for up to an additional $3,000,000 of Company stock to be issued if certain earn-out events occur. Ariana provides long distance services, primary through prepaid calling cards, to targeted ethnic markets. Its core business is concentrated in the Los Angeles-San Diego corridor.

In June 2000, the Company entered into a Stock Purchase Agreement to acquire 100% of the stock of Polylink Development, Ltd. for $250,000 cash and 150,000 shares of Company common stock valued at $900,000. Polylink Development, Ltd. is a Hong Kong based telecommunications provider. The agreement provides for an additional payment of $250,000 cash if an earn-out event occurs. Additionally, the Company entered into an agreement to acquire 100% of the stock of Polylink Gateway International, Inc., an affiliate of Polylink Development, Ltd. for 108,064 shares of Company common stock valued at $648,384. These acquisitions were consumated on June 2, 2000.

In connection with the above acquisitions, the Company recorded goodwill of approximately $5.8 million. These acquisitions had an insignificant effect on results of operations for the quarter ended June 30, 2000.

NOTE 4      DISPOSITION OF ASSETS
---------------------------------------------

On October 27, 1999, pursuant to a Purchase Agreement, dated September 30, 1999, among the Company, American Gateway Telecommunications, Inc. ("AGTI"), Coyote Gateway, LLC d/b/a American Gateway Telecommunications, ("AGT"), Prinvest Corp. ("PVC"), Prinvest Financial Corp. ("PFC"; together with PVC, "Prinvest") and Arnold A. Salinas ("Salinas"), the Company sold its approximately 80% membership interest in AGT to AGT's remaining member, AGTI, which previously held an approximately 20% membership interest in AGT (the "Sale"). As specified in the Purchase Agreement, the sale was effective on September 30, 1999 and AGTI established 100% control of the business as of that date. The revenue related to AGT for the quarter ended June 30, 1999 was approximately $800,000. The Company recognized a gain of $6.2 million from this sale in the second quarter of fiscal year 2000.


NOTE 5   SHAREHOLDERS' EQUITY
----------------------------------------------

Common Stock and Convertible Preferred Stock
--------------------------------------------

At the Annual Stockholders Meeting on July 27, 2000, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of capital stock. The authorized number of shares was increased from 35,000,000 to 80,000,000, of which 70,000,000 were designated as Common Stock and 10,000,000 were designated as Preferred Stock.

In June 2000, the Board of Directors approved the First Amendment to Stock Acquisition by Merger Agreement with the former shareholders of INET Interactive Network System, Inc. ("INET"). This amendment reflects that pursuant to the original Merger Agreement, the former shareholders of INET have earned an additional 170,000 shares of Company Common Stock based on certain earnings targets. The 170,000 shares earned will be issued in August 2000.

Options and Warrants
--------------------

In July 2000, the stockholders approved the Company's 2000 Equity Incentive Plan (the "Equity Plan"). The Equity Plan provides that 4,000,000 of the authorized shares of the Common Stock are available for issuance as awards under the Equity Plan. Options may be either "incentive stock options" within the meaning of
Section 422 of the Internal Revenue Code of 1986, as amended (the "Code") or non-qualified options. The Equity Plan is administered by the Board of Directors, which determines, among other things, those individuals who receive options or awards, the time period during which the options may be partially or fully exercised, the terms of the restrictions, if any, on awards, the number of shares of Common Stock issued as an award or issuable upon the exercise of each option and the option exercise price and the award purchase and repurchase price. The term of each award of a stock option shall be determined by the Board of Directors. However, the term of any incentive stock options or stock appreciation rights may not exceed a period of ten years from the date of grant. As of June 30, 2000, options to purchase an aggregate of 2,187,500 shares of Common Stock were granted. The per share exercise price of these grants is equal to the closing market price of the Company's common stock on the date of grant and range from $4.81 to $8.56. These options vest over various periods.

During the quarter ended June 30, 2000 the Board of Directors granted, under the Employees Non-Qualified Stock Option Plan of CTL, options to purchase a total of 1,224,000 shares of the Company's common stock to certain executives, employees and non-employee directors. The per share exercise price of these grants are equal to the closing market price of the company's common stock on the grant date and range from $4.81 to $11.75. These options vest over various periods.

During the quarter ended June 30, 2000, a total of 32,550 options were exercised for shares of Company common stock at exercise prices totaling $148,000.


NOTE 6   RELATED PARTY TRANSACTIONS
--------------------------------------------

In June 2000 in consideration of additional services provided under the consulting agreement with KRJ, the Company's Board of Directors resolved to present for shareholder approval the issuance of 2,500,000 shares of common stock and the grant of warrants to purchase 2,400,000 shares of common stock at an exercise price per share of $7.00 to KRJ. The vesting of the shares and the exercisability of the warrants are dependent on the average bid price of our common stock for twenty consecutive trading days exceeding certain amounts that range from $12 to $30 per share. The Company will determine the charge to earnings, if any, if and when shareholder approval is obtained.

In June 2000 the Board of Directors approved the grant of options under the Equity Plan to purchase an additional 750,000 shares of Common Stock to James McCullough, CEO at $7.00 per share. The exercisability of the options is dependent on the closing bid price of the Company's Common Stock for twenty consecutive trading days exceeding certain amounts ranging from $12.00 to $20.00 per share. All options will vest if Mr. McCullough is terminated without cause or there is a change in control of the Company (other than as a result of the HomeAccess Merger described in Note 3).


NOTE 7   LOSS PER COMMON SHARE
-------------------------------------------

The basic loss per common share is determined by using the weighted average number of shares of common stock outstanding during each period. Diluted loss per common share is equal to the basic loss per share for all periods with a loss from continuing operations. The effect of options and warrants would be anti-dilutive. Dividends on preferred stock have been added to the losses to arrive at the losses applicable to common shares.

At June 30, 2000 and 1999 the following convertible securities, outstanding options and warrants to purchase common stock were not included in the computation of diluted loss per common share as the effect would be antidilutive due to the net loss.

                                                         2000           1999
                                                         ----           ----

    Options                                            6,254,000      1,718,000
    Warrants                                           5,015,000      3,690,000
    Units                                                161,000        779,000
    Warrants to be issued related to
        securities litigation settlement               2,225,000      2,225,000
    Convertible preferred stock                        3,365,000      1,000,000
                                                      ----------     ----------
                                                      17,020,000      9,412,000
                                                      ==========     ==========

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------

General
-----------

Discontinuance of Switch Segment

In May 2000, we decided to discontinue and dispose of our switch business including the manufacture, development, sale and service of DSS Switches and IP Gateway equipment. Prior to the May 2000 decision, this segment was our largest segment in terms of revenues.

Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date was included in a reserve against net assets of discontinued operations at March 31, 2000. We recorded a charge for estimated loss on disposal of the switch business of approximately $11.0 million in the fourth quarter of fiscal 2000, which included an estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. We recorded an additional charge of $189,000 for the three months ended June 30, 2000 for estimated loss on disposal. As of June 30, 2000, a reserve of $100,000 was included in the net current assets of discontinued operations. We disposed of this segment as of June 30, 2000.

Following this decision to discontinue the operations of the telecommunications switching business, our business is reported for as one continuing operating segment, long distance services.

As a result of the discontinuances, dispositions, acquisitions and other events described above, the comparison of year-to-year results may not be meaningful.

Results of Operations
-------------------------

The results for the three months ended June 30, 2000 and the comparative historical results have been restated to reflect the operations of our DSS Switch business segment separately as discontinued operations. The following discussion relates to the continuing operations of the long distance services and our corporate administration offices.

The long distance services business was comprised of two subsidiaries during the periods reported: American Gateway Telecommunications, or AGT, which was acquired in April 1998 and sold effective September 1999; and INET, which was acquired in September 1998.

Three Months Ended June 30, 2000 versus Three Months Ended June 30, 1999
------------------------------------------------------------------------

During the first quarter of fiscal year 2001, the core business of providing international long distance service continued to grow. Revenues were up 175% to $5.1 million compared to $1.9 million during the first quarter of fiscal year 2000. This increase was due primarily to new wholesale customers in the Pacific Rim and the acquisition of Ariana Communications Inc., a prepaid calling card provider. Consequently, due to the increase in wholesale and prepaid traffic (which had lower margins than retail traffic), gross profit decreased from 24% of revenues (or $450,000) for the first quarter of fiscal 2000 to 15% (or $790,000) during the first quarter of fiscal 2001. Although the actual costs of minutes has not increased, wholesale and prepaid traffic are sold at lower prices causing gross margins to be smaller.

The business has continued to improve its operations as selling and administrative expenses continue to decline as a percentage of sales from 132% (or $6.1 million) for the first quarter of fiscal 2000 to 121% (or $2.5 million) for the first quarter of fiscal 2001. This ongoing improvement can be attributed to our efforts to control costs and efficiently utilize resources across subsidiaries. Because of these improvements, the operating loss has decreased two percent despite the smaller gross margin associated with the shift in revenue streams. The operating loss for the first quarter of fiscal 2000 was 108% (or $2.0 million) of sales compared to 106% (or $5.3 million) of sales for the first quarter of fiscal 2001. Actual selling and administrative costs have increased in dollar value due primarily to the growth of INET. Selling and administrative costs of INET have increased from $0.8 million during the first quarter of fiscal 2000 to $2.4 million during the first quarter of fiscal 2001. Other factors contributing to the increase in selling and administrative costs are $0.7 million of accounting and legal fees associated with additional regulatory filings, business acquisitions and dispositions and write-off of bad debt of $0.6 million.

For the first quarter of fiscal 2001 there was net interest income of $12,000 compared to net interest expense of $350,000 for the first quarter of fiscal 2000. This difference is due to the significant decrease in outstanding notes and leases payable from $13.0 million at June 30, 1999 compared to $4.0 million at June 30, 2000.

Overall, the loss from continuing operations continues to move towards breakeven at 105% of sales for the first quarter of fiscal 2001, compared to 117% for the first quarter of fiscal 2000.

The loss from discontinued operations for the first quarter of fiscal year 2001 was $0.2 million compared to $1.5 million for the first quarter of fiscal 2000. Overall, the net loss was $5.5 million or 108% of sales for the first quarter of fiscal year 2001, an improvement compared to the loss of $3.7 million or 197% of sales a year earlier.

Liquidity and Capital Resources
-------------------------------

As of June 30, 2000, we had negative working capital of $2.9 million as compared to a positive working capital of $2.5 million at March 31, 2000.

During the first three months of fiscal 2001 we used $8.5 million for operating activities compared to $5.0 million during the first three months of fiscal 2000. Cash for operating activities during the quarter ended June 30, 2000 was used primarily to fund losses incurred in the continuing long distance services and in the discontinued switch business as well as significant repayments of current liabilities.

We used cash for investing activities of $2.8 million during the first three months of fiscal 2001 compared to net cash used for investing activities of $1.3 million in the corresponding period of fiscal 2000. Cash used for investing activities during the quarter ended June 30, 2000 was for capital expenditures of $0.9 million, and investments in acquisitions of $1.9 million.

Net cash used for financing activities for the first three months of fiscal 2001 was $2.3 million, compared to net cash provided of $6.5 million for the corresponding period of fiscal 2000 primarily resulting from a private placement of our common stock in May 1999 for net proceeds of $10.2 million. Net cash used during the quarter ended June 30, 2000 was primarily used to repay long-term debt and capital lease obligations, and borrowings under a line of credit.

We had capital lease obligations of $2.5 million at June 30, 2000 payable through 2004.

We have a $2.2 million revolving line of credit secured against certain trade receivables. As of June 30, 2000, $0.5 million had been drawn against the line representing the maximum amount available at that time. This line of credit bears interest at the bank's prime rate (9.5% at June 30, 2000) plus 3%. The line of credit expires on August 31, 2000.

We have a long-term obligation in the amount of $1.6 million in connection with principal and interest due on subordinated debentures, which bear interest of 11.25% per year. The debentures mature in January 2002 and interest only is due until such time.

We have a long-term obligation of $0.9 million in connection with a promissory note issued in connection with the acquisition of the Matrix Base from Group Long Distance, which bears interest at 8% per annum. The promissory note provides for monthly interest only payments, with the entire principal balance due on April 30, 2002.

We believe that our cash on hand at June 30, 2000 and the proceeds of our anticipated debt and equity placements will fund our debt obligations and ongoing operations through the second quarter of fiscal 2001. We are in the process of negotiating third-party lease funding in connection with previously purchased switch equipment. Additionally, we continue to pursue other sources of debt and equity funding in order to provide working capital necessary to run future operations. We believe that we will be able to continue to fund our operations and acquisitions by obtaining additional outside financing; however, we cannot assure you that we will be able to obtain the necessary financing when needed on acceptable terms or at all. If we are not able to obtain the necessary financing, it could have a significant adverse affect on our business including our ability to pay our outstanding indebtedness and other liabilities, and to operate our business as planned.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------------------------------------------------------------------

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

                                          Twelve Months Ended June 30
                                        ------------------------------
                                         (U.S. Dollars - Thousands)
                                        2000    2001     2002     2003
                                        ----    ----     ----     ----

     Line of credit borrowings         $541    $2000    $2000    $2000
     Interest expense (A)                68      250      250      250
     Interest expense (B)               270      270      270      270
     Interest expense (C)                62      230      230      230

     -    The borrowings bear interest at the bank's prime rate plus 3%.

     - The interest expense shown for line (A) is based upon the actual bank's prime rate at June 30, 2000 of 9.5%.

     - The interest expense shown for line (B) is based upon a hypothetical increase of one percentage point in the bank's prime rate to 10.5%.

     - The interest expense shown for line (C) is based upon a hypothetical decrease of one percentage point in the bank's prime rate to 8.5%.


Forward Looking Statements
-------------------------------

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

                           PART II. OTHER INFORMATION
                           --------------------------

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------------------------------------

a) At the Annual Stockholders Meeting on July 27, 2000, the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of capital stock. The authorized number of shares was increased from 35,000,000 to 80,000,000, of which 70,000,000 were designated as Common Stock and 10,000,000 were designated as Preferred Stock.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
-------------------------------------------------------------------------------

a)   Exhibits:

     3.01 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 16, 1998).

     3.02 Certificate of Correction of Certificate of Amendment of Restated Certificate of Incorporation.

     3.03 Certificate of Amendment of Restated Certificate of Incorporation.

     3.04 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed January 31, 2000 (incorporated herein by reference to Exhibit 4.2 of Registrant's form 8-K filed on February 14, 2000).

     3.05 By-Laws of the Company (incorporated herein by reference to Exhibit
          3.2 of the Company's Form 10-K for the year ended March 31, 1997).

     27   Financial Data Schedule

b)   Reports on Form 8-K:

     (1) A Form 8-K dated May 10, 2000 was filed by the Company on June 9, 2000, which reported under Item 5 the Company's Agreement and Plan of Merger with Primary Knowledge, Inc. a California corporation which is in the process of changing its name to HomeAccess MicroWeb, Inc.

                                   SIGNATURES
                         ------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUENTRA NETWORKS, INC.

DATE:  August 14, 2000              By: /s/ James R. McCullough
                                        ------------------------------------
                                        James R. McCullough
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)




DATE:  August 14, 2000
                                    By: /s/ Cheryl Johnson
                                        -------------------------------------
                                        Cheryl Johnson
                                        Controller
                                        (Principal Financial and
                                           Accounting Officer)