Form 10-Q/A
period 2000-06-30
QUENTRA NETWORKS INC
filed 2000-08-15
CIK 57201

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                      ------------------------------------

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                     QUENTRA NETWORKS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                                            June 30, 2000    March 31, 2000
                                        Assets                                               (Unaudited)
Current assets:                                                                             -------------    --------------

     Cash and cash equivalents                                                               $   2,677         $  16,278
     Receivables, net of allowance of $700 at June 30, 2000 and
        $593 at March 31, 2000                                                                   3,426             3,628
     Notes receivable - current                                                                    968               284
     Deposits and other current assets                                                             931             1,558
     Net current assets of discontinued operations                                                  47              ---
                                                                                             ---------         ---------
         Total current assets                                                                    8,049            21,748
Property and equipment, net                                                                      5,343             4,668
Intangible assets, net                                                                           8,542             2,070
Net long term assets of discontinued operations                                                    ---              ---
Notes receivable - non-current                                                                     719               632
Investments and other assets                                                                     1,111               850
                                                                                             ---------         ---------
                                                                                             $  23,764         $  29,968
                                                                                             =========         =========
                          Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                                         $     541         $   1,705
     Accounts payable                                                                            3,937             6,665
     Other accrued liabilities                                                                   3,721             5,657
     Deferred revenue and customer deposits                                                        910               761
     Current portion of long-term debt and capital lease obligations                             1,461             1,572
     Notes payable - current                                                                       333             2,130
     Discontinued operations - reserve for loss on disposal                                        ---               792
                                                                                             ---------         ---------
         Total current liabilities                                                              10,903            19,282
Notes payable                                                                                    1,083               ---
Long-term debt                                                                                   1,393             1,393
Capital lease obligations                                                                        1,159             1,369
Other liabilities                                                                                  473               366

Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 10,000,000 shares;
        Series A: 124 shares issued and outstanding,
          liquidation preference of $10,000 per share                                            1,570             1,570
        Series B: 3,157,895 issued and outstanding,
          liquidation preference of $4.75 per share                                             27,338            27,338
     Common stock - $1 par value:  authorized 70,000,000 shares, issued
         18,139,143 and 18,106,593 shares                                                       18,139            18,107
     Additional paid-in capital                                                                139,015           132,075
     Deferred compensation                                                                        (258)             (278)
     Accumulated deficit                                                                      (171,254)         (165,497)
     Treasury stock at cost                                                                     (5,757)           (5,757)
                                                                                             ---------         ---------
         Total shareholders' equity                                                              8,793             7,558
                                                                                             ---------         ---------
                                                                                             $  23,764         $  29,968
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


    3.02* Certificate of Correction of Certificate of Amendment of Restated
          Certificate of Incorporation.


    3.03* Certificate of Amendment of Restated Certificate of Incorporation.

    3.04 Certificate of Designations, Preferences and Rights of Series B Preferred Stock, filed January 31, 2000 (incorporated herein by reference to Exhibit 4.2 of Registrant's form 8-K filed on February 14, 2000).

    3.05  By-Laws of the Company (incorporated herein by reference to Exhibit
          3.2 of the Company's Form 10-K for the year ended March 31, 1997).


    27*   Financial Data Schedule



b)   Reports on Form 8-K:

     (1) A Form 8-K dated May 10, 2000 was filed by the Company on June 9, 2000, which reported under Item 5 the Company's Agreement and Plan of Merger with Primary Knowledge, Inc. a California corporation which is in the process of changing its name to HomeAccess MicroWeb, Inc.


-------------
* Previously filed.

                                   SIGNATURES
                         ------------------------------


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    QUENTRA NETWORKS, INC.


DATE:  August 15, 2000              By: /s/ James R. McCullough
                                        ------------------------------------
                                        James R. McCullough
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)




DATE:  August 15, 2000
                                    By: /s/ Cheryl Johnson
                                        -------------------------------------
                                        Cheryl Johnson
                                        Controller
                                        (Principal Financial and
                                           Accounting Officer)