Form 10-Q/A
period 2000-06-30
QUENTRA NETWORKS INC
filed 2000-08-30
CIK 57201

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

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

                     QUENTRA NETWORKS, INC. AND SUBSIDIARIES

                      Condensed Consolidated Balance Sheets
                  (Dollars in thousands, except share amounts)

                                                                                            June 30, 2000    March 31, 2000
                                        Assets                                               (Unaudited)
Current assets:                                                                             -------------    --------------

     Cash and cash equivalents                                                               $   2,677         $  16,278
     Receivables, net of allowance of $700 at June 30, 2000 and
        $593 at March 31, 2000                                                                   3,426             3,628
     Notes receivable - current                                                                    968               284
     Deposits and other current assets                                                             931             1,558
     Net current assets of discontinued operations                                                  47              ---
                                                                                             ---------         ---------
         Total current assets                                                                    8,049            21,748
Property and equipment, net                                                                      5,343             4,668
Intangible assets, net                                                                           8,542             2,070
Net long term assets of discontinued operations                                                    ---              ---
Notes receivable - non-current                                                                     719               632
Investments and other assets                                                                     1,111               850
                                                                                             ---------         ---------
                                                                                             $  23,764         $  29,968
                                                                                             =========         =========
                          Liabilities and Shareholders' Equity
Current liabilities:
     Lines of credit                                                                         $     541         $   1,705
     Accounts payable                                                                            3,937             6,665
     Other accrued liabilities                                                                   3,721             5,657
     Deferred revenue and customer deposits                                                        910               761
     Current portion of long-term debt and capital lease obligations                             1,461             1,572
     Notes payable - current                                                                       333             2,130
     Discontinued operations - reserve for loss on disposal                                        ---               792
                                                                                             ---------         ---------
         Total current liabilities                                                              10,903            19,282
Notes payable                                                                                    1,083               ---
Long-term debt                                                                                   1,393             1,393
Capital lease obligations                                                                        1,159             1,369
Other liabilities                                                                                  433               366


Shareholders' equity:
     Preferred stock - $.01 par value:  authorized 10,000,000 shares;
        Series A: 124 shares issued and outstanding,
          liquidation preference of $10,000 per share                                            1,570             1,570
        Series B: 3,157,895 issued and outstanding,
          liquidation preference of $4.75 per share                                             27,338            27,338
     Common stock - $1 par value:  authorized 70,000,000 shares, issued
         18,139,143 and 18,106,593 shares                                                       18,139            18,107
     Additional paid-in capital                                                                139,015           132,075
     Deferred compensation                                                                        (258)             (278)
     Accumulated deficit                                                                      (171,254)         (165,497)
     Treasury stock at cost                                                                     (5,757)           (5,757)
                                                                                             ---------         ---------
         Total shareholders' equity                                                              8,793             7,558
                                                                                             ---------         ---------
                                                                                             $  23,764         $  29,968
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

                                    QUENTRA NETWORKS, INC.


DATE:  August 29, 2000              By: /s/ James R. McCullough
                                        ------------------------------------
                                        James R. McCullough
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)




DATE:  August 29, 2000
                                    By: /s/ Cheryl Johnson
                                        -------------------------------------
                                        Cheryl Johnson
                                        Controller
                                        (Principal Financial and
                                           Accounting Officer)