Form 10-Q
period 2000-09-30
QUENTRA NETWORKS INC
filed 2000-11-14
CIK 57201

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q



|X|          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

                                       OR

|_|         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                         Commission file number: 1-5486

                             QUENTRA NETWORKS, INC.
                          (Exact name of registrant as
                            specified in its charter)


      Delaware                                          36-2448698
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

    1640 South Sepulveda Boulevard, Suite 320, Los Angeles, California 90025
               (Address of principal executive offices) (Zip Code)

                                 (800) 935-8506
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               |X| YES |_| NO

At November 13, 2000, the Registrant had issued and outstanding an aggregate of 24,878,769 shares of its common stock.

                             QUENTRA NETWORKS, INC.
                                AND SUBSIDIARIES

                                                                         Page

PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

               Balance Sheets................................................. 1

               Statements of Operations......................................  2

               Statements of Cash Flows......................................  3

               Notes to Financial Statements.................................  4

     Item 2. Management's Discussion and Analysis of Financial Condition and
             Results of Operations........................................... 10

     Item 3. Quantitative and Qualitative Disclosures About Market Risk...... 14

PART II. OTHER INFORMATION

     Item 1. Legal Proceedings............................................... 16

     Item 2. Changes in Securities and Use of Proceeds....................... 16

     Item 4. Submission of Matters to a Vote of Security Holders............. 16

     Item 6. Exhibits and Reports on Form 8-K............................17 & 18

     Signatures.............................................................. 19

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     QUENTRA NETWORKS, INC. AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                (Dollars In Thousands, Except Per Share Amounts)


                                                         Sept. 30,     March 31,
                                                           2000          2000
                                                        -----------    ---------
                           Assets                       (Unaudited)
Current assets:

    Cash and cash equivalents                            $     865    $  16,278
    Receivables,  net of allowance of $1,919 at
       September 30, 2000 and $593 at March 31, 2000         4,051        3,628
    Deposits and other current assets                        1,887        1,842
                                                         ---------    ---------
        Total current assets                                 6,803       21,748
Property and equipment, net                                  7,155        4,668
Intangible assets, net                                       7,998        2,070
Investments and other assets                                 1,535        1,482
                                                         ---------    ---------
                                                         $  23,491    $  29,968
                                                         =========    =========

            Liabilities and Shareholders' Equity

Current liabilities:
    Lines of credit                                      $     423    $   1,705
    Accounts payable                                         9,518        6,665
    Accrued liabilities and other                            3,497        6,418
    Current  portion  of  long-term  debt and
      capital  lease obligations                             1,111        1,572
    Notes payable - current                                  1,742        2,130
    Discontinued operations - reserve for loss
       on disposal                                            --            792
    Discontinued operations - net current liabilities           26         --
                                                         ---------    ---------
                                                            16,317       19,282

Long-term debt                                               2,369        1,393
Capital lease obligations                                    1,613        1,369
Other liabilities                                            3,694          366

Commitments and contingencies

Shareholders' equity (deficit):
    Preferred stock - $.01 par value:  authorized
      10,000,000 shares;
      Series A: 124 shares issued and outstanding
        liquidation preference of $10,000 per share          1,570        1,570
      Series B:  3,157,895 issued and outstanding
        liquidation preference of $4.75 per share           27,338       27,338
    Common  stock -$1 par value: authorized
        70,000,000 shares,
      Issued 20,073,395 and 18,106,593 shares               20,073       18,107
    Additional paid-in capital                             139,957      132,075
    Deferred compensation                                     (242)        (278)
    Accumulated deficit                                   (183,441)    (165,497)
    Treasury stock at cost                                  (5,757)      (5,757)
                                                         ---------    ---------
        Total  shareholders' equity (deficit)                 (502)       7,558
                                                         ---------    ---------
                                                         $  23,491    $  29,968
                                                         =========    =========

            See notes to condensed consolidated financial statements.

                     QUENTRA NETWORKS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)
                    (In Thousands, Except Per Share Amounts)

                                                                                 3 MONTHS ENDED                6 MONTHS ENDED
                                                                           ------------------------        ------------------------
                                                                           Sept. 30,       Sept. 30,       Sept. 30,       Sept. 30,
                                                                             2000            1999            2000            1999
                                                                           --------        --------        --------        --------
Net sales                                                                  $  7,214        $  2,447        $ 12,281        $  4,307
Cost of sales                                                                 6,595           2,099          10,870           3,512
                                                                           --------        --------        --------        --------
Gross profit                                                                    619             348           1,411             795
Selling and administrative expenses                                          12,482           3,164          18,620           5,620
                                                                           --------        --------        --------        --------
Operating loss                                                              (11,863)         (2,816)        (17,209)         (4,825)
Interest expense, net                                                          (196)           (328)           (184)           (680)

Other non-operating income                                                     --             6,208            --             6,392
                                                                           --------        --------        --------        --------

Income (loss) from continuing operations                                    (12,059)          3,064         (17,393)            887

Income (loss) from discontinued operations                                      112          (2,592)            (77)         (4,090)
                                                                           --------        --------        --------        --------

    Net income (loss)                                                      $(11,947)       $    472        $(17,470)       $ (3,203)
                                                                           ========        ========        ========        ========

Preferred stock dividends                                                  $   (242)       $    (75)       $   (474)       $   (154)
Net income (loss)                                                           (11,947)            472         (17,470)         (3,203)
                                                                           --------        --------        --------        --------
Income (loss) applicable to common shareholders                            $(12,189)       $    397        $(17,944)       $ (3,357)
                                                                           ========        ========        ========        ========
Income (loss) per common share - basic:
    Continuing operations                                                  $   (.64)       $    .23        $   --          $    .06
    Discontinued operations                                                     .01            (.20)           (.94)           (.34)
                                                                           --------        --------        --------        --------
      Net income (loss) per common share - basic                           $   (.63)       $    .03        $   (.94)       $   (.28)
                                                                           ========        ========        ========        ========
Income (loss) per common share - diluted:
    Continuing operations                                                  $   (.64)       $    .19        $   --          $    .05
    Discontinued operations                                                     .01            (.16)           (.94)       $   (.27)
                                                                           --------        --------        --------        --------
      Net income (loss) per common share - diluted                         $   (.63)            .03        $   (.94)       $   (.22)
                                                                           ========        ========        ========        ========
Weighted average number of common shares outstanding
     Basic                                                                   19,498          12,704          19,087          11,960
     Diluted                                                                 19,498          15,602          19,087          15,070


            See notes to condensed consolidated financial statements.

                     QUENTRA NETWORKS, INC. AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)
                                 (In Thousands)

                                                                              6 MONTHS ENDED
                                                                          ----------------------
                                                                           Sept. 30,   Sept. 30,
                                                                             2000        1999
                                                                          ----------  ----------
Operating activities:
    Net loss                                                              $(17,470)   $ (3,203)
Adjustments to reconcile loss to net cash used by operating activities:
    Depreciation and amortization                                            1,390         351
    Provision for doubtful accounts                                          1,326        --
    Gain on sale of AGT                                                       --        (6,209)
    Provision for loss on discontinued operations                             --           310
    Compensation expense related to stock options and warrants                 723         455
    Common stock and options granted for services                            1,054        --
    Net change in discontinued operations                                     (766)      1,010
    Changes in current assets and liabilities                                2,160      (3,537)
                                                                          --------    --------

Net cash used by operating activities                                      (11,583)    (10,823)
                                                                          --------    --------

Investing activities:
    Purchases of property and equipment                                     (2,458)       (570)
    Change in notes receivable                                                --         1,958
    Investment in joint ventures and other                                    (182)       --
    Acquisitions of Ariana and Polylink                                       (140)       --
    Net change in discontinued operations                                     --          (171)
                                                                          --------    --------

Net cash provided (used) by investing activities                            (2,780)      1,217
                                                                          --------    --------

Financing activities:
    Repayments of debt and capital lease obligations                        (1,710)        (60)
    Common stock issued, net of expenses                                      --        11,332
    Preferred dividends                                                       (474)       (154)
    Redemption of preferred stock                                             --        (4,000)
    Exercise of options and warrants                                         1,746        --
    Increase in note payable                                                   670       2,424
    Decrease in borrowing on line of credit                                 (1,282)       (125)
                                                                          --------    --------
Net cash provided (used) by financing activities                            (1,050)      9,417
                                                                          --------    --------

Decrease in cash and cash equivalents                                      (15,413)       (189)

Cash and cash equivalents:
    At beginning of the period                                              16,278       1,225
                                                                          --------    --------
    At end of the period                                                  $    865    $  1,036
                                                                          ========    ========


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

Operating results for the three months ended September 30, 2000, are not necessarily indicative of results to be expected for the fiscal year ending March 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the fiscal year ended March 31, 2000.

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

                                                            September 30, 2000   March 31, 2000
                                                            ------------------   --------------
                                                              (Unaudited)
Current assets (liabilities):
    Accounts receivable, net of reserves                        $   143             $ 1,642
    Inventory                                                       283               3,716
    Accrued liabilities                                            (452)             (2,189)
                                                                -------             -------
                                                                    (26)              3,169
    Less - reserve for loss on disposition                         --                (3,169)
                                                                -------             -------
Net current assets (liabilities) of discontinued operations     $   (26)            $  --
                                                                =======             =======

Non-current assets:
    Property and equipment, net                                 $  --               $ 2,118
    Capitalized software development and intellectual rights       --                 4,921
                                                                -------             -------
                                                                                      7,039
    Less - reserve for loss on disposition                         --                (7,039)
                                                                -------             -------
Net long-term assets of discontinued operations                 $  --               $  --
                                                                =======             =======

On June 16, 2000, the Company entered into an agreement and bill of sale with Carrier Solutions, LLC (Carrier Solutions) whereby the Company transferred all of its interests in the switch business inventories and fixed assets to Carrier Solutions. The purchase price for these assets is a percentage (60% for the first year commencing June 16, 2000, 40% for the second year and 20% for the third year) of the gross sale proceeds received by Carrier Solutions for its sale of switch equipment. Additionally, the Company entered into a technology license agreement with Carrier Solutions that grants a nonexclusive license to use the DSS switch and all related intellectual property rights. As part of the license agreement, the Company will receive a license fee of 10% of

Carrier Solutions' gross sales (as defined by the agreement) for three years from June 16, 2000. As of September 30, 2000, there were no significant amounts earned or due to the Company from Carrier Solutions for equipment sales or license fees.

Expected operating losses relating to the discontinued operations from April 1, 2000 until the expected disposal date were included in a reserve against net assets of discontinued operations at March 31, 2000. The Company recorded a charge for estimated loss on disposal of the switch business of approximately $11.0 million in the fourth quarter of fiscal 2000, which included an estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. As of September 30, 2000, the Company has determined that no reserve is required for expected future operating losses or loss on disposal of the switch business.

The operating results relating to the discontinued operations are as follows (dollars in thousands):

                                              3 Months Ended                     6 Months Ended
                                     ----------------------------      ------------------------------
                                                (Unaudited)                       (Unaudited)
                                   Sept. 30, 2000   Sept. 30, 1999     Sept. 30, 2000  Sept. 30, 1999
                                   --------------   --------------     --------------  --------------
Net sales                            $    --          $   870          $      --        $ 3,516
                                     ========         =======          =========        =======

Income (loss) from discontinued
    operations                       $    112         $(2,588)         $     (77)       $(3,776)
                                     ========         =======          =========        =======

After the decision to discontinue the switch business, the Company is operating in only one segment, long distance services.

NOTE 3 ACQUISITIONS

On April 30, 2000, the Company purchased a certain customer base of approximately 4,000 residential and small business long distance customers (the "Matrix Base") from Group Long Distance, Inc., (GLDI), a non-facilities based reseller of long distance services to more than 15,000 small and medium-sized businesses and residential customers. The purchase price for the Matrix Base was $1,000,000, payable with $50,000 in cash and a promissory note in the principal amount of $950,000 bearing interest at 8%, with interest only payable monthly, maturing April 30, 2002, secured by the assets sold. On May 1, 2000, the Company entered into a Merger Agreement with GLDI pursuant to which a subsidiary of the Company would merge into GLDI. The Company will issue 750,000 shares of the Company's common stock (subject to adjustment based upon the trading price of the common stock prior to closing) to GLDI's shareholders upon the consummation of the merger; however, the minimum number of shares of common stock that the Company will issue in the merger is 562,500 shares. Under the terms of the agreement, either party may cancel the merger if the five-day average price of the Company's common stock is less than $4.00 per share. The merger is subject to certain closing conditions, including approval of the GLDI shareholders and effectiveness of a registration statement registering the 750,000 shares to be issued in the merger.

In June 2000, the Company entered into a Stock Purchase Agreement with Ariana Telecommunications, Inc. (Ariana) and its shareholders. Under this agreement, on June 1, 2000 the Company acquired 100% of the stock of Ariana for shares of Company common stock valued at $3,000,000. The Company has issued 714,786 shares of common stock related to this acquisition. The agreement also provides for up to an additional $3,000,000 of Company stock to be issued if certain earn-out events occur. Ariana provides long distance services, primary through prepaid calling cards, to targeted ethnic markets. Its core business is concentrated in the Los Angeles-San Diego corridor.

In June 2000, the Company entered into a Stock Purchase Agreement to acquire 100% of the stock of Polylink Development, Ltd. for $250,000 cash and 150,000 shares of Company common stock valued at $900,000. Polylink Development, Ltd. is a Hong Kong based telecommunications provider. The agreement provides for an additional payment of $250,000 cash if an earn-out event occurs. Additionally, the Company entered into an agreement to acquire 100% of the stock of Polylink Gateway International, Inc., an affiliate of Polylink Development, Ltd. for 108,064 shares of Company common stock valued at $648,384. These acquisitions were consummated on June 2, 2000.

In connection with the above acquisitions, the Company recorded goodwill and other intangibles of approximately $5.6 million during the quarter ended June 30, 2000.

NOTE 4 DISPOSITION OF ASSETS

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

NOTE 5 LIQUIDITY

As of September 30, 2000, the Company had cash and cash equivalents of $865,000 and a negative working capital of $9.5 million. In October 2000, we received $6.8 million from a private placement of Company common stock and warrants. Additionally, in October 2000, we acquired HomeAccess. At closing, HomeAccess had approximately $1.5 million in cash. In conjunction with the HomeAccess acquisition, the Company loaned Mr. Jerry Conrad, a former principal of HomeAccess and Interim Chief Executive Officer, Chief Technology Officer and a director of the Company, $2.0 million. See Note 12 - Subsequent Events for further information on the private placement and the acquisition of HomeAccess. The Company also received proceeds associated with the note payable discussed in
Note 6 of $600,000, net of expenses, during October 2000. In October 2000, the Company also issued convertible promissory notes in the aggregate principal amount of $5.5 million in connection with the cancellation of outstanding warrants and put rights. The Company continues to pursue sources of debt and equity funding in order to provide working capital necessary to run future operations. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

NOTE 6 DEBT OBLIGATIONS

In September 2000, the Company obtained a new unsecured promissory note for $1,150,000. Borrowings under this note bear interest at a rate of 9.0% per annum and are convertible at any time through September 29, 2001 at the holder's option into shares of the Company's common stock at a price of $2.75 per share, subject to adjustment. Borrowings under this note are payable in monthly installments of $250,000, commencing in October 2000, until all principal and interest are paid in full. As of September 30, 2000, $460,000 was outstanding under this note. During October, the Company borrowed an additional $690,000 under this promissory note.

In September 2000, the Company entered into a new capital lease obligation related to the purchase of telecommunication equipment for Ariana. The lease provides for 24 monthly payments of $42,370.00. In conjunction with this lease, the Company issued 12,295 shares of Company common stock, granted 122,961 warrants at an exercise price of $2.22 per share, and pledged 250,000 shares of Company common stock.

NOTE 7 STATEMENT OF CASH FLOWS

Non-cash investing and financing activities, which are excluded from the consolidated statement of cash flows are as follows (in thousands):

                                                                           6 Months Ended
                                                                           --------------
                                                                            (Unaudited)
                                                                        Sept. 30,   Sept. 30,
                                                                          2000        2000
                                                                        ---------   ---------
Details of Ariana and Polylink acquisitions:
        Fair value of assets acquired                                   $ 1,610     $    --
        Goodwill recorded                                                 4,572          --
        Liabilities assumed                                              (1,439)         --
        Common stock issued                                              (4,603)         --
                                                                        -------     -------
        Net cash used in investing activities                           $   140     $    --
                                                                        =======     =======

        Conversion of Class B Units to common stock                     $    --     $   330
        Gain on sale of AGT                                                  --       6,209
        Preference stock conversion inducement                               --         200
        Issuance of debt for GLD customer base                              950          --
        Stock and non-cash compensation related to issuance
           of warrants with debt                                            360          --
        Issuance of common stock to former owners of INET
           in connection with earn out                                    1,175          --
        Non-cash exercise of stock options                                  167          --

NOTE 8 LITIGATION SETTLEMENT

The Company has reached definitive settlement arrangements in connection with litigation involving pending cases against the Company. In the first case, filed in Cook County Circuit Court, Chicago, Illinois, in October 1998, Superior Street Capital Advisors, LLC (Superior Street) seeks monetary damages and claims that the Company is in breach of a November 12, 1997 letter agreement pursuant to which Superior Street provided investment advice and financial consulting assistance to the Company. Superior Street filed a second complaint in Cook County Circuit Court, Chicago, Illinois, in December 1998, seeking injunctive relief to order the Company to include its warrants in a Form S-3 that had been filed by the Company with the SEC. In August 1999, Superior Street amended its complaint seeking monetary damages and claiming that the Company's alleged delay in including Superior Street's warrants in the Company's registration statement on Form S-3 damaged Superior Street. The third case against the Company and certain of its current and former directors was filed by Theodore Netzky (Netzky) and the Ronald N. Weiser Trust (Weiser Trust), in the United States District Court for the Northern District of Illinois in Chicago, Illinois, in July 2000. Netzky and the Weiser Trust seek monetary damages and allege that Mr. Fiedler, Quentra's former CEO and Chairman, advised Netzky and the Weiser Trust not to exercise their warrants, and based on Mr. Fiedler's advice, did not exercise their warrants, and were damaged based on Fiedler's advice. The settlement agreement documents are in the final stages of negotiation. The terms of the settlement provide for a cash payment of $150,000, issuance of shares of Company common stock, and discounts in the exercise price of the warrants currently held by the plaintiffs. During the quarter ended September 30, 2000, the Company recorded a reserve

(included in other liabilities) and a charge against income of $1.5 million to provide for the estimated liability associated with this pending settlement.

NOTE 9 SHAREHOLDERS' EQUITY

Common Stock and Convertible Preferred Stock

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

During the quarter ended September 30, 2000, the Company issued 52,143 shares of common stock to financial consulting entities in consideration for past services. The stock was issued on various dates during September 2000, based on the market value of the stock on the measurement date that the shares were granted. Additionally, on September 28, 2000, the Company issued 30,000 shares of common stock to an employee in connection with the termination of his employment. On September 6, 2000, the Company issued 277,647 shares to the former shareholders of Ariana in conjunction with the market price guarantee included in the acquisition agreement.

Options and Warrants

During the quarter ended September 30, 2000, the Board of Directors granted five-year options to purchase a total of 417,300 shares of the Company's common stock to certain employees. The per share exercise prices of these grants are equal to the closing market price of the Company's common stock on the grant date and range from $3.44 to $5.00. These options vest in one-third increments over three years. In addition, the Company issued 562,211 options and warrants to non-employees for past services, which resulted in a Black Scholes value of $700,000. These options or warrants vested immediately. The exercise prices of these grants are equal to market price on the date of grant except for 122,961 warrants issued with an exercise price of $2.22 per share.

During the quarter ended September 30, 2000, a total of 59,619 vested options were exercised for $0.17 million in accordance with the terms of the Coyote Technologies Employees Non-Qualified Stock Option Plan and The 1986 Diana Corporation Option Plan.

During the quarter ended September 30, 2000, a total of 558,125 vested warrants were exercised for $1.6 million in accordance with the terms of each respective warrant agreement.

NOTE 10 RELATED PARTY TRANSACTIONS

In June 2000, in consideration of additional services provided under the consulting agreement with KRJ, the Company's Board of Directors resolved to present for shareholder approval the issuance of 2,500,000 shares of common stock and the grant of warrants to purchase 2,400,000 shares of common stock at an exercise price per share of $7.00 to KRJ. The vesting of the shares and the exercisability of the warrants are dependent on the average bid price of our common stock for twenty consecutive trading days exceeding certain amounts that range from $12 to $30 per share. The Company will determine the charge to earnings, if any, if and when shareholder approval is obtained.

In June 2000, the Board of Directors approved the grant of options under the Equity Plan to purchase an additional 750,000 shares of Common Stock to James McCullough, the Company's former CEO, at $7.00 per share. Mr. McCullough's employment with the Company terminated in November 2000 and all 750,000 shares became vested at that time.

NOTE 11 EARNINGS AND LOSS PER COMMON SHARE

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

                                              3 Months Ended                     6 Months Ended
                                     ----------------------------      ------------------------------
                                                (Unaudited)                       (Unaudited)
                                   Sept. 30, 2000   Sept. 30, 1999     Sept. 30, 2000  Sept. 30, 1999
                                   --------------   --------------     --------------  --------------
Net income (loss)                    $(11,947)        $    472         $  (17,470)      $ (3,203)
Preferred dividend                       (242)             (75)              (474)          (154)
                                     --------         --------         ----------       --------

Net income (loss) applicable to
    common stock                     $(12,189)        $    397         $  (17,944)      $ (3,357)
                                     ========         ========         ==========       ========

NOTE 12 SUBSEQUENT EVENTS

In addition to the subsequent events discussed elsewhere, the following events have occurred subsequent to September 30, 2000:

In October 2000, the Company issued convertible promissory notes in the aggregate principal amount of $5.5 million. The notes bear interest at a rate equal to 8% per annum, with interest due and payable on a quarterly basis commencing on December 29, 2000. The holders may at any time convert all or part of the outstanding principal amount and accrued and unpaid interest on the notes into shares of the Company's common stock at a conversion price equal to $3.25 per share. The notes are due and payable on October 6, 2005, however, the holders of the notes may demand payment, in full or in part, at any time after October 6, 2001. The Company may prepay the notes at any time after the closing sales price of its common stock equals or exceeds $6.00 per share for 20 consecutive trading days and after providing 60 days notice of its desire to prepay the note. These notes were issued to the holders, and as consideration for the cancellation, of warrants to purchase 500,000 shares of the Company's common stock that were issued to First Venture Leasing in March 2000 in connection with the Financial Services Agreement with First Venture. These warrants were held by various transferees of First Venture. These warrants entitled the holders the right to sell the warrants back to the Company, or put right, for $5.5 million at any time between October 1, 2000 and December 31, 2000, if a registration statement registering the shares issuable upon conversion of the Company's Series B Preferred Stock was not declared effective on or prior to October 1, 2000. The Company agreed to issue the notes to the holders of the warrants in order to terminate such put rights. At March 31, 2000, the Company recorded a charge against income of $3.9 million associated with the 500,000 warrants. During the quarter ended September 30, 2000, the Company recorded a charge against income of $1.6 million related to the additional liability associated with these put rights. At September 30, 2000, a reserve of $1.6million related to this transaction was included in other liabilities.

The Company has other warrants to purchase shares of its common stock with put rights still outstanding. The holders of warrants to purchase 50,000 shares have exercised their put right and requested that the Company pay them $550,000. The Company is negotiating with these holders and have requested that they agree to cancel their warrants and put rights in exchange for the Company's issuance of convertible promissory notes in the aggregate principal amount of $550,000, containing terms substantially similar to the notes described above. The Company is examining its alternatives to resolve this issue. At March 31, 2000, the Company recorded a charge against income of $930,000 associated with the warrants still outstanding with put rights. During the quarter ended September 30, 2000, the Company recorded a reserve (included in other liabilities) and an additional charge against income of $390,000 related to the liability associated with the put rights.

In October 2000, the Company acquired HomeAccess Microweb. As consideration for the acquisition, the Company issued DQE Enterprises 1,767,603 shares of its Series C Convertible Preferred Stock and Barbara Conrad 2,651,404 shares of its common stock. The holder of the Series C Preferred Stock is entitled to receive 6% cumulative dividends per year commencing on December 31, 2000. Such dividends are payable in shares of the Company's common stock or in cash, at the Company's option, on a quarterly basis. At its option, and at any time, the holder may convert any shares of Series C Preferred Stock into shares of common stock at a conversion price of $4.75 per share, subject to adjustment.

Concurrently with the HomeAccess acquisition the Company completed a private placement with accredited investors and sold units at $11.00 per unit. Each unit is comprised of four shares of common stock and warrants to purchase one share of common stock. The Company issued 2,588,000 shares of its common stock and 647,843 warrants to purchase shares of its common stock at an exercise price of $2.75 per share. The Company received approximately $6.8 million, net of fees and expenses associated with the placement. The warrants are immediately exercisable and expire three years from the date of issuance.

In connection with the HomeAccess acquisition, the Company entered into a personal services agreement with Jerry Conrad, a former principal of HomeAccess, pursuant to which he became the Company's Chief Technology Officer and a director. Under the terms of the personal services agreement, the Company loaned Mr. Conrad $2.0 million by issuing him a promissory note. Under the note, generally, if Mr. Conrad remains an employee of the Company, on the second, third and fourth anniversaries of the closing of the acquisition, the Company will forgive the principal and accrued interest under the note. In addition, under the personal services agreement the Company agreed to pay Mr. Conrad a bonus of $500,000 payable in twelve equal monthly installments and a bonus of $1.5 million payable at such time as the Company has received a $7.5 million license fee or similar payment from Albertson's Inc. In November 2000, the Company's Board appointed Mr. Conrad as our interim Chief Executive Officer, succeeding Mr. James McCullough.

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

Expected operating results relating to the discontinued operations from April 1, 2000 until the expected disposal date was included in a reserve against net assets of discontinued operations at March 31, 2000. We recorded a charge for estimated loss on disposal of the switch business of approximately $11.0 million in the fourth quarter of fiscal 2000, which included an estimated $3.0 million of expected losses of the segment for the first two quarters of fiscal 2001. We disposed of this segment as of June 30, 2000. We recorded an additional charge of $77,000 for the six months ended September 30, 2000 for estimated loss on disposal. As of September 30, 2000, we determined there was no reserve required for future losses of this discontinued operation.

Following this decision to discontinue the operations of the telecommunications switching business, our business is reported for as one continuing operating segment, long distance services.

As a result of the discontinuances, dispositions, acquisitions and other events described above, the comparison of year-to-year results may not be meaningful.

Results of Operations

The results for the three and six months ended September 30, 1999 have been restated to reflect the operations of our DSS Switch business segment separately as discontinued operations. The following discussion relates to the continuing operations of the long distance services and our corporate administration offices.

The long distance services business was comprised of three subsidiaries during the periods reported: American Gateway Telecommunications, or AGT, which was acquired in April 1998 and sold effective September 1999; INET, which was acquired in September 1998; and Ariana Telecommunications, Inc. (Ariana) which was acquired in June 2000.

Three Months Ended September 30, 2000 versus Three Months Ended
September 30, 1999

During the second quarter of fiscal year 2001, revenues were up $4.8 million, or 200%, to $7.2 million compared to $2.4 million during the second quarter of fiscal year 2000. This increase was due primarily to new wholesale customers in the Pacific Rim and the prepaid calling card services provided by Ariana. During the quarter ended September 30, 2000 we had revenue from international wholesale customers of $1.4 million; conversely, during the quarter ended September 30, 1999 we had no revenue from international wholesale customers. Revenue from prepaid calling card service was $3.6 million for the second quarter of fiscal year 2001; during the quarter ended September 30, 1999, we had no revenue from these services. Revenues from our retail long distance services were relatively the same between quarters.

Due to the increase in wholesale and prepaid traffic, which had lower margins than retail traffic, gross profit decreased from 14% of revenues, or $348,000, for the second quarter of fiscal 2000 to 9%, or $619,000, during the second quarter of fiscal 2001. Although the actual cost of minutes has not increased, wholesale and prepaid traffic are sold at lower prices causing gross margins to be smaller than retail traffic. During the quarter ended September 30, 1999, we only provided retail long distance services.

During the second quarter of fiscal year 2001, selling and administrative costs were $12.5 million compared to $3.2 million during the second quarter of fiscal year 2000. This increase is largely due to several large charges, many of which were non-cash transactions recorded during the second quarter. These charges include the following: $2.0 million related to estimated obligations associated with settlements related to put rights of certain outstanding warrants (See Note
12); $1.6 million for write-offs of investments in telecommunication companies; $1.5 million for a settlement of a litigation matter (See Note 8); $600,000 for stock and options issued for various settlements; and $600,000 related to an increase in reserve for bad debt, a major portion of which relates to one customer. Other factors contributing to the increase in selling and administrative costs during the quarter ended September 30, 2000, included legal fees of $600,000 associated with additional regulatory filings; goodwill amortization of $600,000; and engineering costs of $500,000. Additionally, the selling and administrative costs of Ariana are included in the quarter ended September 30, 2000, whereas no such costs are included in the prior year's quarter as Ariana was acquired in June 2000.

For the second quarter of fiscal 2001 net interest expense was $196,000 compared to net interest expense of $328,000 for the second quarter of fiscal 2000. The decrease is due to interest income earned on cash and cash equivalents during the second quarter of 2001 and a slight decrease in outstanding debt. The loss from continuing operations was $12.1 million for the second quarter of fiscal year 2001 compared to income from continuing operations of $3.1 million for the second quarter of fiscal year 2000. This decline is due partially to the increase in selling and administrative costs described above. Additionally, during the quarter ended September 30, 2000, we had non-operating income of $6.2 million from the sale of AGT.

The income from discontinued operations for the second quarter of fiscal year 2001 was $100,000 compared to a loss of $2.6 million for the second quarter of fiscal 2000. The switch business was disposed of during June 2000, and any future loss had been provided for as of June 30, 2000.

Overall, the net loss was $11.9 million for the second quarter of fiscal year 2001, compared to net income of $500,000 a year earlier.

Six Months Ended September 30, 2000 versus Six Months Ended September 30, 1999

During the first six months of fiscal year 2001, revenues were up $8.0 million, or 186%, to $12.3 million compared to $4.3 million during the first six months of fiscal year 2000. This increase was due primarily to new wholesale customers in the Pacific Rim and the prepaid calling card services provided by Ariana. During the six months ended September 30, 2000 we had revenue from international wholesale customers of $2.3 million; during the six months ended September 30, 1999 we had no revenue from international wholesale customers. Revenue from prepaid calling card services was $4.7 million for the first six months of fiscal year 2001; during the six months ended September 30, 1999, we had no revenue from these services. Revenues from our retail long distance services increased approximately $1.0 million from the six months ended September 30, 1999 compared to the six months ended September 30, 2000.

During the first six months of fiscal year 2001, selling and administrative costs were $18.6 million compared to $5.6 million during the second quarter of fiscal year 2000. This increase is primarily due to several large charges, many of which were non-cash transactions, recorded during the quarter ended September 30, 2000. These charges include the following: $2.0 million related to estimated obligations associated with settlement related to put rights of certain outstanding warrants (See Note 12); $1.6 million for write-offs of investments in telecommunication companies; $1.5 million for a settlement of a litigation matter (See Note 8); $600,000 for stock and options issued for various settlements; and $1.3 million related to increase in reserve for bad debt. Other factors contributing to the increase in selling and administrative costs for the six months ended September 30, 2000, were legal and accounting fees of $1.3 million associated with additional regulatory filings; goodwill amortization of $800,000; and engineering costs of $500,000. Additionally, the selling and administrative costs of Ariana are included in the six months ended September 30, 2000 whereas no cost was included in the prior year's period as Ariana was acquired in June 2000.

For the six months ended September 30, 2000 there was net interest expense of $184,000 compared to net interest expense of $680,000 for the six months ended September 30, 2000. The decrease is due to interest income earned on cash and cash equivalents during the first six months of fiscal year 2001 and a decrease in outstanding debt.

The loss from continuing operations was $17.4 million for the first six months of fiscal year 2001 compared to income from continuing operations of $900,000 for the first six months of fiscal year 2000. This decline is due partially to the increase in selling and administrative costs described above. Additionally, during the six months ended September 30, 1999, we had non-operating income of $6.4 million from the sale of AGT.

The loss from discontinued operations for first six months of fiscal year 2001 was $0.1 million compared to a loss of $4.1 million for the first six months of fiscal 2000. The switch business was disposed of during June 2000, and any future loss had been provided for as of June 30, 2000.

Overall, the net loss was $17.5 million for the second quarter of fiscal year 2001, compared to a net loss of $3.2 million a year earlier.

Liquidity and Capital Resources

As of September 30, 2000, we had a negative working capital of $9.5 million and cash and cash equivalents of $865,000. In October 2000, we received $6.8 million, net of fees and expenses from a private placement of the Company common stock and warrants. Also in October 2000, we acquired HomeAccess, which had approximately $1.5 million of working capital at closing. In conjunction with the HomeAccess acquisition, the Company loaned Mr. Jerry Conrad $2.0 million. The Company also received proceeds from a note payable of $600,000 during October 2000.

During the first six months of fiscal 2001 we used net cash for operating activities of $11.6 million compared to $10.8 million used by operating activities during the first six months of fiscal 2000. This decline in operating cash flow is due primarily to the increase in the losses incurred in our continuing long distance service operations.

We used cash for investing activities of $2.8 million during the first six months of fiscal 2001 compared to $1.2 million generated from investing activities in the corresponding period of fiscal 2000. This increase is from capital expenditures on equipment purchases of $2.5 million during the first six months of fiscal 2000.

Financing activities used cash of $1.1 million during the first six months of fiscal 2001 compared to $9.4 million provided during the first six months of fiscal 2000. During the first six months of fiscal year 2000 we received cash of $11.3 million from the issuance of common stock.

We had capital lease obligations of $2.6 million at September 30, 2000, payable through 2004.

We had a $2.2 million revolving line of credit secured against certain trade receivables. As at September 30, 2000 $423,000 had been drawn against the line representing the maximum amount available at that time. This line of credit bears interest at the bank's prime rate (9.5% at September 30, 2000) plus 3%. The line of credit expired on August 31, 2000. As of November 6, 2000, the outstanding balance on the line was $143,000. We expect to pay off the line by the end of the third quarter of fiscal year 2001.

We have a long-term obligation in the amount of $1.5 million at September 30, 2000 in connection with principal and interest due on subordinated debentures, which bear interest of 11.25% per year. The debentures mature in January 2002 and interest only is due until such time.

We have a long-term obligation in the amount of $950,000 in connection with a promissory note issued in connection with the acquisition of the Matrix Base from Group Long Distance, which bears interest at 8% per annum. The promissory note provides for monthly interest only payments, with the entire principal balance due on April 30, 2002.

In September 2000, we obtained a new unsecured promissory note that provides for borrowings up to $1.2 million. Borrowings under this note bear interest at a rate of 9.0% per annum and are convertible at any time through September 29, 2001 at the holder's option into shares of our common stock at a price of $2.75 per share, subject to adjustment. Borrowings under this note are payable in monthly installments of $250,000 commencing in October 2000 until all principal and interest are paid in full. As of September 30, 2000, $460,000 was outstanding under this note. During October, we borrowed an additional $690,000 under this promissory note.

We believe that our cash on hand at September 30, 2000, the proceeds from our October 2000 private placement and cash received from the acquisition of HomeAccess will fund our debt obligations and ongoing operations through the third quarter of fiscal 2001. We are in the process of negotiating third-party lease funding in connection with previously purchased switch equipment. Additionally, we continue to pursue other sources of debt and equity funding in order to provide working capital necessary to run future operations. We believe that we will be able to continue to fund our operations and acquisitions by obtaining additional outside financing; however, we cannot assure you that we will be able to obtain the necessary financing when needed on acceptable terms or at all. If we are not able to obtain the necessary financing, it could have a significant adverse affect on our business including our ability to pay our outstanding indebtedness and other liabilities, and to operate our business as planned. We have been advised by our independent public accountants that, if prior to the completion of their audit of our financial statements for the year ending March 31, 2001 we are unable to demonstrate our ability to fund our operations for the next 12 months, their auditors' report on those financial statements will be modified for the contingency related to our ability to continue as a going concern.

Recently Issued Accounting Standards

In June 1998 and June 1999, the AICPA issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No., 137 which deferred the effective date of SFAS No. 133. We will adopt the standard in April 2001 and do not expect the adoption to have any material impact on our financial position or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

                                    Twelve Months Ended September 30
                                    --------------------------------
                                       (U.S. Dollars - Thousands)
                                    2000     2001     2002     2003
                                    ----   ------   ------   ------

        Line of credit borrowings   $423   $   --   $   --   $   --
        Interest expense (A)          53       --       --       --
        Interest expense (B)          57       --       --       --
        Interest expense (C)          49       --       --       --

        |X| The borrowings bear interest at the bank's prime rate plus 3% for the line of credit.

        |X| The interest expense shown for line (A) is based upon the actual bank's prime rate at September 30, 2000 of 9.5%.

        |X| The interest expense shown for line (B) is based upon a hypothetical increase of one percentage point in the bank's prime rate to 10.5%.

        |X| The interest expense shown for line (C) is based upon a hypothetical decrease of one percentage point in the bank's prime rate to 8.5%.

Forward Looking Statements


All statements other than historical statements contained in this Report on Form 10-Q constitute "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Without limitation, these forward looking statements include statements regarding new products expected to be introduced by the Company in the future, statements about the Company's business strategy and plans, statements about the status of litigation matters and other claims, statements about the adequacy of the Company's working capital and other financial resources, and in general statements herein that are not of a historical nature. Any Form 10-K, Annual and Quarterly Reports to Shareholders, Form 10-Q, Form 8-K or press release of the Company may include forward-looking statements. In addition, other written or oral statements which constitute forward looking statements have been made or may in the future be made by the Company, including statements regarding future operating performance, short- and long-term revenue and earnings estimates, backlog, the status of litigation, the value of new contract signings, and industry growth rates and the Company's performance relative thereto. These forward-looking statements rely on a number of assumptions concerning future events, and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to differ materially from such statements. These include, but are not limited to: risks associated with changes in the Company's business strategy and operations, recent acquisitions, recent operating losses, no assurance of profitability, the need to increase sales, liquidity deficiency and, in general, the other risk factors set forth in the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2000. The Company does not undertake any obligation to update or revise any forward looking statements whether as a result of new information, future events or otherwise.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We have reached definitive settlement arrangements in connection with litigation involving pending cases against us. In the first case, filed in Cook County Circuit Court, Chicago, Illinois in October 1998, Superior Street Capital Advisors, LLC (Superior Street) seeks monetary damages and claims that we are in breach of a November 12, 1997 letter agreement pursuant to which Superior Street provided investment advice and financial consulting assistance to us. Superior Street filed a second complaint in Cook County Circuit Court, Chicago, Illinois, in December 1998, seeking injunctive relief to order us to include its warrants in a Form S-3 that had been filed by us with the SEC. In August 1999, Superior Street amended its complaint seeking monetary damages and claiming that our alleged delay in including Superior Street's warrants in our registration statement on Form S-3 damaged Superior Street. The third case against us and certain of our current and former directors was filed by Theodore Netzky (Netzky) and the Ronald N. Weiser Trust (Weiser Trust), in the United States District Court for the Northern District of Illinois in Chicago, Illinois in July 2000. Netzky and the Weiser Trust seek monetary damages and allege that Mr. Fiedler, Quentra's former CEO and Chairman, advised Netzky and the Weiser Trust not to exercise their warrants, and based on Mr. Fiedler's advice, did not exercise their warrants, and were damaged based on Fiedler's advice. The settlement agreement documents are in the final stages of negotiation. The terms of the settlement provide for a cash payment of $150,000, issuance of shares of our common stock, and discounts in the exercise price of the warrants currently held by the plaintiffs. During the quarter ended September 30, 2000, we recorded a reserve (included in other liabilities) and a charge against income of $1.5 million to provide for the estimated liability associated with this pending settlement.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

Information regarding issuances of securities not registered under the Securities Act of 1933 is incorporated by reference from Note 9 of the Condensed Consolidated Financial Statements in Item 1 of Part I. The sale of such securities was exempt from registration under Section 4(2) of the Securities Act of 1933.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

An annual meeting of the Company's stockholders was held on July 27, 2000, in Los Angeles, California, for the purpose of electing a director, authorizing an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of capital stock from 35 million to 80 million, to approve the Company's 2000 Equity Incentive Plan, to amend the Company's Restated Certificate of Incorporation to change the name of the Company to Quentra Networks, Inc. and to ratify the Board of Directors' selection of Arthur Andersen LLP as the Company's independent auditors for the fiscal year ended March 31, 2000.

The following votes were cast by the Company's stockholders:

  Shares Voted   Shares Voted   Shares Voted   Shares Voted    Shares Voted
  ------------   ------------   ------------   ------------    ------------
       For         Against        Withheld        Abstain      Broker Nonvotes
                   -------        --------        -------      ---------------

Election of Mr. Daniel Latham as a director:
  16,204,606       52,990            0               0               0

Charter amendment to increase authorized share capital:
   9,816,487      568,201           N/A           138,836            0

Approval of 2000 Equity Incentive Plan:
   9,635,390      737,888           N/A           150,246            0

Charter amendment to change name:
  16,451,960      118,503           N/A           137,133            0

Ratification of selection of auditors:
  16,504,256       70,987           N/A           132,353            0

The other directors whose terms continued after the annual meeting were John M. Eger, J. Thomas Markley and James R. McCullough. Mr. Markley and Mr. McCullough resigned from the Board of Directors in August 2000 and November 2000 respectively.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a)   Exhibits:

      Exhibit
      Number                                 Description
      -------                                -----------

        2.1 Stock Acquisition by Merger Agreement, dated as of September 30, 1998, among the Registrant, INET Acquisition, Inc., INET Interactive Network System, Inc., Claude Buchert, Helene Legendre and First Rock Trustees, Limited, a Gibraltar corporation, trustee of the Guimauve Trust, a Gibraltar trust dated September 1, 1994 (incorporated herein by reference to Exhibit 2.1 of Registrant's Form 8-K dated September 30, 1998 filed on October 15, 1998).

        2.2 Amended and Restated Agreement and Plan of Merger dated October 5, 2000 by and among the Registrant, HomeAccess Microweb, Inc., DQE Enterprises, Inc., Barbara Conrad and Jerry Conrad (incorporated herein by reference to Exhibit 2.1 of Registrant's Form 8-K dated October 5, 2000, filed on October 10, 2000).

        2.3 First Amendment to Stock Acquisition by Merger Agreement, dated as of June 2, 2000 among the Registrant, INET Acquisition, Inc., INET Interactive Network System, Inc., Claude Buchert, Helene Legendre and First Rock Trustees, Limited, a Gibraltar corporation, trustee of the Guimauve Trust, a Gibraltar trust dated September 1, 1994.

        3.1 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 16, 1998).

        3.2 Certificate of Correction of Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.02 of Registrant's Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000).

        3.3 Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.03 of Registrant's Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000).

        3.4 By-Laws of Registrant, as amended March 7, 1997 (incorporated herein by reference to Exhibit 3.2 of Registrant's Form 10-K for the fiscal year ended March 31, 1997).

        3.5 Certificate of Designations, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K dated January 31, 2000 filed on February 14, 2000).

        3.6 Certificate of Designations, Preferences and Rights of Series C Preferred Stock filed on October 19, 2000 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 8-K dated October 19, 2000 filed on October 25, 2000).

        4.1 Form of Warrants dated October 19, 2000 issued to various investors to purchase up to 647,843 shares of common stock at $2.75 per share (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K dated October 19, 2000 filed on October 25, 2000).

        4.2 Stock Purchase Agreement dated September 21, 2000, as amended on October 10, 2000, between the Registrant and various investors (incorporated herein by reference to Exhibit 4.3 of Registrant's Form 8-K dated October 19, 2000 filed on October 25, 2000).

      Exhibit
      Number                                 Description
      -------                                -----------

        4.3 8% Convertible Promissory Note dated October 6, 2000 between the Registrant, as payor, and Omega Capital Partners, L.P., as payee, in the aggregate principal amount of $1,848,000 (Notes in the aggregate principal amount of $ 3,652,000 were issued to nine (9) other holders as set forth on Schedule A to this Exhibit) (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated October 5, 2000 filed October 10,
                2000).

        4.4 Warrant dated April 12, 2000 to purchase 50,000 shares of the common stock of the Registrant issued to First Venture Leasing LLC (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated October 5, 2000 filed October 10, 2000).

        10.1    Form of Stock Option Agreement under 2000 Equity Incentive Plan.

        10.2 Separation Agreement dated as of April 30, 2000 between the Registrant and Brian Robson.

        10.3 Employment Agreement dated as of April 15, 2000 between the Registrant and Timothy Atkinson.

        27.0    Financial Data Schedule

b)      Reports on Form 8-K:

               None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        QUENTRA NETWORKS, INC.


DATE:    November 14, 2000              By:    /s/Jerry Conrad
                                               ---------------------------------
                                               Jerry Conrad
                                               Interim Chief Executive Officer
                                               (Principal Executive Officer)


DATE:    November 14 2000               By:    /s/Cheryl Johnson
                                               ---------------------------------
                                               Cheryl Johnson
                                               Chief Financial Officer
                                               (Principal Financial and
                                                Accounting Officer)

                                  Exhibit Index

      Exhibit
      Number                                 Description
      -------                                -----------


        2.1 Stock Acquisition by Merger Agreement, dated as of September 30, 1998, among the Registrant, INET Acquisition, Inc., INET Interactive Network System, Inc., Claude Buchert, Helene Legendre and First Rock Trustees, Limited, a Gibraltar corporation, trustee of the Guimauve Trust, a Gibraltar trust dated September 1, 1994 (incorporated herein by reference to Exhibit 2.1 of Registrant's Form 8-K dated September 30, 1998 filed on October 15, 1998).

        2.2 Amended and Restated Agreement and Plan of Merger dated October 5, 2000 by and among the Registrant, HomeAccess Microweb, Inc., DQE Enterprises, Inc., Barbara Conrad and Jerry Conrad (incorporated herein by reference to Exhibit 2.1 of Registrant's Form 8-K dated October 5, 2000, filed on October 10, 2000).

        2.3 First Amendment to Stock Acquisition by Merger Agreement, dated as of June 2, 2000 among the Registrant, INET Acquisition, Inc., INET Interactive Network System, Inc., Claude Buchert, Helene Legendre and First Rock Trustees, Limited, a Gibraltar corporation, trustee of the Guimauve Trust, a Gibraltar trust dated September 1, 1994.

        3.1 Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.01 of Registrant's Form 10-Q for the quarter ended September 30, 1998 filed on November 16, 1998).

        3.2 Certificate of Correction of Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.02 of Registrant's Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000).

        3.3 Certificate of Amendment of Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.03 of Registrant's Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000).

        3.4 By-Laws of Registrant, as amended March 7, 1997 (incorporated herein by reference to Exhibit 3.2 of Registrant's Form 10-K for the fiscal year ended March 31, 1997).

        3.5 Certificate of Designations, Preferences and Rights of Series B Preferred Stock (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K dated January 31, 2000 filed on February 14, 2000).

        3.6 Certificate of Designations, Preferences and Rights of Series C Preferred Stock filed on October 19, 2000 (incorporated herein by reference to Exhibit 4.1 of Registrant's Form 8-K dated October 19, 2000 filed on October 25, 2000).

        4.1 Form of Warrants dated October 19, 2000 issued to various investors to purchase up to 647,843 shares of common stock at $2.75 per share (incorporated herein by reference to Exhibit 4.2 of Registrant's Form 8-K dated October 19, 2000 filed on October 25, 2000).

        4.2 Stock Purchase Agreement dated September 21, 2000, as amended on October 10, 2000, between the Registrant and various investors (incorporated herein by reference to Exhibit 4.3 of Registrant's Form 8-K dated October 19, 2000 filed on October 25, 2000).

        4.3 8% Convertible Promissory Note dated October 6, 2000 between the Registrant, as payor, and Omega Capital Partners, L.P., as payee, in the aggregate principal amount of $1,848,000 (Notes in the aggregate principal amount of $ 3,652,000 were issued to nine (9) other holders as set forth on Schedule A to this Exhibit) (incorporated by reference to Exhibit 4.1 of Registrant's Form 8-K dated October 5, 2000 filed October 10,
                2000).

        4.4 Warrant dated April 12, 2000 to purchase 50,000 shares of the common stock of the Registrant issued to First Venture Leasing LLC (incorporated by reference to Exhibit 4.2 of Registrant's Form 8-K dated October 5, 2000 filed October 10, 2000).

        10.1    Form of Stock Option Agreement under 2000 Equity Incentive Plan.

        10.2 Separation Agreement dated as of April 30, 2000 between the Registrant and Brian Robson.

        10.3 Employment Agreement dated as of April 15, 2000 between the Registrant and Timothy Atkinson.

        27.0    Financial Data Schedule